Form 10-K405
period 2000-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2001-04-02
CIK 1118148

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from           to
                         Commission File Number: 000-32057

                       AMERICAN PHYSICIANS CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                    MICHIGAN                                        38-3543910
        (State or other jurisdiction of                           (IRS employer
         incorporation or organization)                       identification number)

             1301 NORTH HAGADORN ROAD, EAST LANSING, MICHIGAN 48823
               (Address of principal executive offices)(Zip Code)
       Registrant's telephone number, including area code: (517) 351-1150
        Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  [X]       NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2001, based on $18.8125 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market's National Market), was approximately $213.8 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.
As of March 15, 2001 the Registrant had 11,626,792 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     American Physicians Capital, Inc., or APCapital, is an insurance holding company which writes primarily medical professional liability insurance through its subsidiaries American Physicians Assurance Corporation, or APAssurance (formerly Mutual Insurance Corporation Of America, or MICOA), Insurance Corporation of America and APSpecialty Insurance Corporation (formerly RML Insurance Company). It also provides workers' compensation insurance and, on a limited basis, health coverage. APCapital also owns APFinancial Group, a financial services group of companies. APCapital and its consolidated subsidiaries are sometimes referred to in this report as "we" or the "Company". At December 31, 2000, we insured approximately 13,000 physicians in 14 states throughout the United States, with a concentration in the Midwest.

     APCapital was incorporated in Michigan in July 2000 to facilitate the conversion of APAssurance from a mutual insurance company to a publicly owned stock insurance company. In connection with this conversion, APCapital offered its common stock to policyholders of APAssurance, to various other groups having specified relationships to APAssurance and to the general public. APCapital stock began trading on the Nasdaq Stock Market's National Market on December 8, 2000. The conversion became effective, the offerings were closed and APAssurance and its subsidiaries became subsidiaries of APCapital on December 13, 2000.

     APAssurance, which is APCapital's primary subsidiary, was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan. By 1981, APAssurance was the largest writer of medical professional liability insurance in Michigan, a distinction it maintains today.

PRODUCTS AND SERVICES

     MEDICAL PROFESSIONAL LIABILITY. We underwrite medical professional and hospital professional liability policy coverages for physicians and physician medical groups, clinics and other providers in the healthcare industry. Medical professional liability insurance insures physicians and other healthcare providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer both claims made and occurrence policies, and include legal defense against asserted medical professional liability claims. Claims made policies provide coverage to the policyholder for claims reported during the period of coverage. Insureds are insured continuously while their claims made policy is in force. Occurrence policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as several hospitals.

     We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice.

     WORKERS' COMPENSATION. We currently focus our efforts on eight workers' compensation business niches: health care, light to medium manufacturing, restaurants, educational services, non-profit organizations, specialty trade contractors, wholesalers, and auto related sales and services. These niches were determined after analyzing the current book of business, available premium, size of market and profit potential. Within these eight niches, we only wrote 40 classes out of 660 workers' compensation classes. In some instances, we also looked at the classes of business our agents specialize in writing. The areas on which we focus our efforts tend to be under-serviced geographic markets and under-served classes, and we make a special effort toward the health care sector to leverage knowledge and contacts gained in the medical professional liability business.

     OTHER INSURANCE. Through 2000, we sold personal and commercial insurance and health insurance. We are no longer accepting new business in these lines of business and further have plans to non-renew such business over time.

     APFINANCIAL GROUP. We have developed and acquired a variety of other organizations to offer financial services and consulting to its customers. These services include captive insurance company arrangements, loss control consulting, risk management, investment management and the development of a direct distribution channel to its products and services.

SUMMARY PREMIUM VOLUME BY LINE

     The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the amount of direct premiums written and net premiums earned for each of our lines of insurance.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          2000                 1999                 1998
                                    -----------------    -----------------    -----------------
                                                % OF                 % OF                 % OF
                                     AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                    --------    -----    --------    -----    --------    -----
                                                      (DOLLARS IN THOUSANDS)
Direct premiums written:
  Medical professional
     liability....................  $123,966     61.0%   $122,877     64.8%   $110,238     68.8%
  Workers' compensation...........    50,739     25.0      43,151     22.8      34,642     21.6
  Personal and commercial.........    15,219      7.5      13,669      7.2      12,167      7.6
  Other...........................    13,214      6.5       9,950      5.2       3,258      2.0
                                    --------    -----    --------    -----    --------    -----
       Total......................  $203,168    100.0%   $189,647    100.0%   $160,305    100.0%
                                    ========    =====    ========    =====    ========    =====
Net premiums earned:
  Medical professional
     liability....................  $109,492     60.7%   $ 96,323     64.8%     96,288     70.3%
  Workers' compensation...........    46,980     26.1      36,758     24.7      30,001     21.9
  Personal and commercial.........    12,804      7.1      10,730      7.2      10,244      7.5
  Other...........................    11,066      6.1       4,845      3.3         462      0.3
                                    --------    -----    --------    -----    --------    -----
       Total......................  $180,342    100.0%   $148,656    100.0%   $136,995    100.0%
                                    ========    =====    ========    =====    ========    =====

MARKETING

     Our marketing philosophy is to sell profitable business in our core lines of insurance through a broad, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, an independent agency association endorsement, purchasing group programs, marketing alliances, sales agreements with other insurance companies and exclusive agency agreements.

     We currently market our products through approximately 300 independent agents in 14 states. Our medical professional liability product line is marketed through approximately 35 agents in 13 states, with one strategic partner, SCW Agency Group, Inc. and its subsidiaries accounting for 50% of medical professional liability premiums written during 2000. Until January 2000, this agency had the exclusive right to market our medical professional liability insurance in Michigan and Kentucky in exchange for enhanced service and commission rates that are lower than prevailing market rates. As of January 2000, the contract was modified to remove the exclusivity and to modestly increase commission rates. In Florida, we have six medical professional liability agents who cover the state through exclusive regional contracts. The other agents who write medical professional liability insurance are independent agents in the remaining states. Due to the highly specialized nature of medical professional liability, financially sound agencies that focus on this line are selected to represent us in targeted geographic areas. The 35 medical professional liability agencies are reviewed based upon premium volume, retention and profitability goals. Of the 35 agencies that write medical professional liability, 16 wrote over $1 million in premiums with us in 2000.

     We write direct business (without an agent) in New Mexico for medical professional liability. In addition, we launched the APDirect Sales LLC distribution channel in 2000 through which we may write additional business without an agent. APDirect offers physicians a new approach to choosing and purchasing medical professional liability insurance. It provides customers with innovative advantages, such as 24-hour online convenience, expert advice, personalized Web-based services, toll-free telephone convenience and a customer assistance center. Through APDirect, we offer convenient customer service while lowering our distribution costs by selling direct to the customer. The alternative risk transfer, or ART, initiative also uses a direct sales channel, by employing a highly professional staff of skilled alternative risk experts who call directly on target prospects.

     The Michigan State Medical Society, or MSMS, has endorsed APAssurance as its exclusive professional liability carrier of choice for 25 years and currently endorses APAssurance in accordance with an agreement pursuant to which we compensate the MSMS for marketing our professional medical liability products to MSMS members. APAssurance has also received a similar marketing endorsement agreement from the Michigan Osteopathic Association.

     Our other agencies write workers' compensation and other personal and commercial coverage. The premium volume for these agencies is normally minor in relation to the total premiums. Only 19 workers' compensation agencies exceeded $500,000 in premium volume in 2000, and only six of these exceeded $1 million in premium volume.

     Our relationship with the Minnesota Independent Insurance Agents Association, or MIIAA, has helped us grow our book of workers' compensation business in Minnesota. In exchange for a commission, the MIIAA endorses APAssurance as its exclusive workers' compensation carrier and promotes APAssurance to its members. The MIIAA contracted with APConsulting to create an alternative risk transfer captive cell for Minnesota workers' compensation business. The captive is also financially supported by Independent Agents Insurance Company.

UNDERWRITING AND PRICING

     Most of our underwriting work and customer contact is performed through our local offices under the supervision of the home office. The home office underwriting department is responsible for the issuance, establishment and implementation of underwriting standards for all of our underwritten coverages. The local office underwriting staff have the authority to evaluate, approve and issue medical professional liability coverage for individual providers and medical groups with annual premiums that do not exceed present threshold amounts or guidelines imposed by the home office.

     Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 25 years and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk, high profit physicians to insure with APAssurance.

     The nature of our business requires that we remain sensitive to the marketplace and the pricing strategies of our competitors. Using the market information as our background, we normally set our prices based on our estimated future costs. From time to time, we may reduce our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the assumed liability. If our pricing strategy cannot yield sufficient premium to cover our costs on a particular type of risk, we may determine not to underwrite that risk. It is our philosophy not to sacrifice profitability for premium growth.

CLAIMS MANAGEMENT

     MEDICAL PROFESSIONAL LIABILITY. Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians and hospitals. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expense, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. Our policies require us to provide a defense for our insureds in any suit involving a medical incident covered by the policy. The defense costs we incur are in addition to the limit of liability under the policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions.

     We emphasize early evaluation and aggressive management of claims. When a claim is reported, a claims department professional completes an initial evaluation and sets the initial reserve. As the discovery process continues, the reserve may be adjusted. We have established different levels of authority within the claims department for settlement of claims.

     WORKERS' COMPENSATION. Our claims professionals are committed to exceptional service, aggressive claims management and timely claims settlement. We perform on-site reviews of customers who need special attention in claims reporting, internal accident investigation and job analysis/definition. We apply numerous techniques to reduce medical and indemnity costs and, as allowed by statute, we provide medical direction for injured workers. We encourage development of limited/light duty work for workers who can re-enter the workforce on a limited basis. All of this activity helps us reduce the cost of workers' compensation claims.

     We apply an aggressive defense for all non-compensable claims. We encourage participation from the insured and maintain open communications with the policyholder and defense counsel throughout the life of the case. In defense of contested workers' compensation claims, our claims representatives work with pre-approved counsel who specialize in workers' compensation defense practice.

     Our claims representatives are responsible for the outcome of the file. Therefore, legal direction comes from the claim representative at all times. Most workers' compensation claims are handled outside formal trial proceedings. Of the small number of claims that do become contested, many are resolved prior to hearing.

REINSURANCE

     In accordance with industry practice, we cede to other insurance companies some of our potential liability under insurance policies we have underwritten. This practice, called reinsurance, helps us reduce our net liability on individual risks, stabilize our underwriting results and increase our underwriting capacity. As payment for sharing a portion of our risk, we are also required to share a part of the premium we receive on the related policies. We determine the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are generally renegotiated every three years.

     Under our primary professional liability reinsurance contract, the portion of the policyholder premium ceded to the reinsurers is "swing-rated," or experience rated on a retrospective basis. This swing-rated cession program is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We pay a deposit premium during the initial policy year. An additional liability, "retrospective premiums accrued under reinsurance treaties," is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Our largest net insured amount on any medical professional liability risk is $500,000.

     Our net retention in workers' compensation is also now $500,000, in states other than Minnesota. In Minnesota, insurers are required to obtain reinsurance from a state facility called the Workers' Compensation Reinsurance Association, or WCRA. Our current net retention on any one claim with respect to the WCRA is $620,000. To take advantage of emerging markets, we have also utilized quota share reinsurance in the recent past, pursuant to which we share the premium and losses with the reinsurer.

     On our personal and commercial business, we retain a maximum net liability of $200,000 per risk, with swing-rating provisions above this amount up to $500,000. The remainder of the reinsurance protection for personal and commercial insurance is on a guaranteed cost basis. We assume a small amount of reinsurance in connection with our health business. We reinsured $4.0 million in premiums in 2000 and $3.6 million in 1999.

     The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2000. A.M. Best classifies "A" and "A-" ratings as "Excellent" and "A(++)" and "A(+)" ratings as "Superior." Other than the entities listed below, no single reinsurer's percentage participation in 2000 exceeded 5% of total amounts recoverable from reinsurers.

                                                                                            % OF 2000
                                                     AMOUNTS         2000 TOTAL CEDED        AMOUNTS
                                    A.M. BEST    RECOVERABLE FROM        PREMIUMS        RECOVERABLE FROM
REINSURER                            RATING         REINSURERS           WRITTEN            REINSURERS
- ---------                           ---------    ----------------    ----------------    ----------------
                                                           (DOLLARS IN THOUSANDS)
General Reinsurance
  Corporation...................    A(++)            $13,373              $2,986              17.3%
PMA Reinsurance Corporation.....    A(+)              11,026                 (43)             14.3%
Employers Reinsurance
  Corporation...................    A(++)              6,782                 435               8.8%
Medical Assurance, Inc..........    A                  6,159                 159               8.0%
Transatlantic Reinsurance
  Company.......................    A(++)              5,743                 666               7.4%
Zurich Reinsurance..............    A(+)               5,427                 631               7.0%

     We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2000, we concluded that there was no material risk of not being paid by our reinsurers. We have not experienced any material difficulties in collecting amounts due from reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. We are also required to maintain death, disability and retirement, or DD&R reserves. DD&R reserves are included in our loss reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

     When a claim is reported to us, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon insurance reserving practices appropriate for the relevant line of business and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically adjusted by the claims staff, as more information becomes available. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Our current reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money. We maintain reserves for claims incurred but not reported to provide for future reporting of already incurred claims and developments on reported claims. The reserve for claims incurred but not reported is determined based on historical loss trends.

     We compute our estimated liability using principles and procedures applicable to the lines of business written. The establishment of loss reserves is an inherently uncertain process, there can be no assurance that losses will not exceed our loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, we receive a statement of opinion by an independent consulting actuary concerning the adequacy of statutory reserves. The results of these actuarial studies have consistently indicated that our reserves are adequate.

     The following table provides a reconciliation, prepared in accordance with generally accepted accounting principles, of beginning and ending loss and loss adjustment expenses reserve balances for the years ended December 31, 2000, 1999 and 1998.

                                                                    AT OR FOR THE YEAR
                                                                    ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of period.............................    $457,072    $422,987    $407,746
Reinsurance balance recoverable..........................      63,490      51,005      54,910
                                                             --------    --------    --------
  Net balance, beginning of period.......................     393,582     371,982     352,836
Incurred related to:
  Current year...........................................     164,997     150,702     148,767
  Prior years............................................     (11,479)    (19,753)    (26,714)
                                                             --------    --------    --------
Total incurred...........................................     153,518     130,949     122,053
Paid related to:
  Current year...........................................      49,243      23,973      20,087
  Prior years............................................      83,903      85,376      82,820
                                                             --------    --------    --------
Total paid...............................................     133,146     109,349     102,907
                                                             --------    --------    --------
Net balance, end of period...............................     413,954     393,582     371,982
Reinsurance balances recoverable.........................      69,319      63,490      51,005
                                                             --------    --------    --------
  Balance, end of period.................................    $483,273    $457,072    $422,987
                                                             ========    ========    ========

     The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1991 through 2000. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet recorded. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The redundancy (or deficiency) exists when the re-estimated liability at each December 31 is less (or greater) than the prior liability estimate. The "cumulative redundancy" (or deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

     The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process. We have historically been conservative in the establishment of initial reserves, providing for potential adverse development. Consequently, if this adverse development does not occur, excess reserves are available for other claims.

                                                                 AT YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                           1991       1992       1993       1994       1995       1996       1997
                                         --------   --------   --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Liability for unpaid losses and loss
 adjustment expenses net of reinsurance
 recoverable...........................  $329,460   $331,119   $328,436   $341,254   $334,264   $346,455   $352,836
Cumulative net paid as of:
 End of year...........................    48,746     49,911     57,110     59,982     47,113     69,750     86,703
 Two years later.......................    89,018     95,506     97,424     93,724     89,260    134,184    152,656
 Three years later.....................   122,754    116,038    126,220    122,509    122,734    181,144    188,665
 Four years later......................   131,636    129,027    137,667    142,127    148,000    205,824
 Five years later......................   139,293    141,781    149,443    154,716    158,041
 Six years later.......................   148,078    149,291    155,556    160,204
 Seven years later.....................   153,117    153,323    159,325
 Eight years later.....................   155,802    157,282
 Nine years later......................   159,028
Re-estimated net liability as of:
 End of year...........................   300,661    295,684    304,888    300,626    273,025    324,233    327,542
 Two years later.......................   270,154    271,481    269,571    251,083    259,103    302,696    314,613
 Three years later.....................   249,489    243,745    235,507    239,185    238,572    291,406    290,490
 Four years later......................   226,200    212,275    221,633    221,973    221,226    267,788
 Five years later......................   201,578    207,953    207,074    207,930    196,949
 Six years later.......................   200,140    195,612    194,432    187,451
 Seven years later.....................   191,527    187,735    178,551
 Eight years later.....................   184,409    173,278
 Nine years later......................   171,867
Net cumulative (deficiency)
 redundancy............................   157,593    157,841    149,885    153,803    137,215     78,667     62,346
Gross liability -- end of year.........                         352,091    367,332    359,330    392,626    407,746
Reinsurance recoverables...............                          23,655     26,078     25,066     46,171     54,910
                                                               --------   --------   --------   --------   --------
Net liability -- end of year...........                        $328,436   $341,254   $334,264   $346,455   $352,836
                                                               ========   ========   ========   ========   ========
Gross re-estimated
 liability -- latest...................                        $191,284   $197,305   $205,897   $310,514   $346,651
Reestimated reinsurance recoverables --
 latest................................                          12,733      9,854      8,948     42,726     56,161
                                                               --------   --------   --------   --------   --------
Net re-estimated liability -- latest...                        $178,551   $187,451   $196,949   $267,788   $290,490
                                                               ========   ========   ========   ========   ========
Gross cumulative (deficiency)
 redundancy............................                        $160,807   $170,027   $153,433   $ 82,112   $ 61,095
                                                               ========   ========   ========   ========   ========

                                           AT YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           1998       1999       2000
                                         --------   --------   --------
                                             (DOLLARS IN THOUSANDS)
Liability for unpaid losses and loss
 adjustment expenses net of reinsurance
 recoverable...........................  $371,982   $393,582   $413,954
Cumulative net paid as of:
 End of year...........................    85,290     95,471
 Two years later.......................   146,497
 Three years later.....................
 Four years later......................
 Five years later......................
 Six years later.......................
 Seven years later.....................
 Eight years later.....................
 Nine years later......................
Re-estimated net liability as of:
 End of year...........................   350,114    383,004
 Two years later.......................   334,827
 Three years later.....................
 Four years later......................
 Five years later......................
 Six years later.......................
 Seven years later.....................
 Eight years later.....................
 Nine years later......................
Net cumulative (deficiency)
 redundancy............................    37,155     10,578
Gross liability -- end of year.........   422,987    457,072    478,938
Reinsurance recoverables...............    51,005     63,490     64,984
                                         --------   --------   --------
Net liability -- end of year...........  $371,982   $393,582   $413,954
                                         ========   ========   ========
Gross re-estimated
 liability -- latest...................  $404,892   $450,209
Reestimated reinsurance recoverables --
 latest................................    70,065     67,205
                                         --------   --------
Net re-estimated liability -- latest...  $334,827   $383,004
                                         ========   ========
Gross cumulative (deficiency)
 redundancy............................  $ 18,095   $  6,863
                                         ========   ========

     In evaluating the information in the table above, it should be noted that each column includes the effects of changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     Statutory accounting principles require reserves to be reported on a net basis, i.e., after reinsurance. Generally accepted accounting principles require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on either a gross or net basis, our statutory and GAAP reserves are identical.

INVESTMENTS

     An important component of our operating results has been the total return on invested assets. Our investment objectives are primarily to maximize current returns, in addition to generating long-term capital appreciation that can ultimately be converted to current income. We are pursuing these objectives while maintaining safety of capital together with adequate liquidity for our insurance operations. All of our investment securities are classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115. As of December 31, 2000, our investment portfolio consisted of investment grade fixed income securities, investment real estate, mortgage loans and short-term investments. The fixed income security portfolio is managed by one of our subsidiaries. For additional information regarding our investment results, see Note 5 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

COMPETITION

     The insurance industry is highly competitive. We compete with numerous insurance companies and various self-insurance mechanisms. Many of our competitors have considerably greater financial resources and higher A. M. Best Company ratings than we have, particularly our competitors in workers compensation lines. We believe that the principal competitive factors in all of our lines are service quality, name recognition, breadth and flexibility of coverages, financial stability and, to a lesser degree, price. We believe we compare favorably to many of our competitors based on our excellent service to customers, our close relationship with the medical community, primarily through various medical societies which affords us a high degree of name recognition, our ability to customize product features and programs to fit the needs of our customers and our long history of financial stability.

SEGMENT INFORMATION

     See Note 20 of the Notes to Consolidated Financial Statements contained elsewhere in this report for information regarding our business segments. Such information is incorporated herein by reference.

INSURANCE REGULATORY MATTERS

     GENERAL. Insurance companies are subject to supervision and regulation relating to numerous aspects of their business and financial condition in the states in which they transact business. The nature and extent of such regulation vary from jurisdiction to jurisdiction. Our Michigan insurance companies, for example, are subject to supervision and regulation by the Office of Financial and Insurance Services for the State of Michigan, or OFIS, which establishes standards of solvency, licenses insurers and agents, establishes guidelines for investments by insurers, reviews premium rates, reviews the provisions which insurers must make for current losses and future liabilities, reviews transactions involving a change in control and requires the filing of periodic reports relating to financial condition. In addition, state regulatory examiners, including the OFIS, perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders.

     Our insurance subsidiaries together write insurance in 14 states and are licensed to write insurance in a total of 28 states. While we plan to expand our geographic reach beyond the states where we currently write coverage, we may experience delays and regulatory impediments which hinder our ability to expand.

     HOLDING COMPANY REGULATION. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems, such as ours. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine APCapital and its insurance subsidiaries at any time, to require disclosure of material transactions between APCapital and its insurance subsidiaries, and to require prior approval of sales or purchases of a material amount of assets and the payment of extraordinary dividends.

     Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period without prior approval of the OFIS is the greater of 10% of APAssurance's statutory surplus, as reported on the most recent annual statement filed with the OFIS, and the net income of APAssurance for the period covered by such annual statement. At December 31, 2000, the amount available for payment of dividends without the prior approval of the OFIS was approximately $24.7 million.

     CHANGE OF CONTROL. The Michigan Insurance Code requires that the OFIS receive prior notice of and approve a change of control for either APAssurance or APCapital. The Michigan Insurance Code contains a complete definition of "control." In simplified terms, a person, corporation, or other entity would obtain "control" of APAssurance or APCapital if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. In addition, no one may acquire more than 5% of the shares of APCapital before June 28, 2005 without OFIS approval. To obtain approval for a change of control, the proposed acquiror must file an application with the OFIS containing detailed information such as the identity and background of the acquiror and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquiror. Insurance laws of other states applicable to our insurance subsidiaries have similar requirements.

     RISK-BASED CAPITAL REQUIREMENTS. In addition to state-imposed insurance laws and regulations, the OFIS administers the requirements adopted by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company's mix of products and investment portfolio. Under the formula, we first determine our risk-based capital base level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our "total adjusted capital" to the base level. Our "total adjusted capital" is determined by subtracting our liabilities from our assets in accordance with rules established by the OFIS. A ratio of total adjusted capital to risk-based capital of less than 2.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0.

     The ratio for our primary insurance subsidiary, APAssurance, has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to APAssurance will not increase in the future. As of December 31, 2000, APAssurance's risk-based capital base level was $42 million and its total adjusted capital was $229.7 million, for a ratio of 5.5.

     IRIS REQUIREMENTS. The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. For 2000, our results on a consolidated basis were within the acceptable range for all IRIS tests. The NAIC does not compute IRIS ratios on a consolidated basis. However, none of our insurance subsidiaries had more than one ratio outside the acceptable range for 2000.

     GUARANTY FUND. We participate in various guaranty associations in the states in which we write business, which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We make accruals for our portion of assessments when we become aware of any possible assessments by the associations.

EMPLOYEES

     As of December 31, 2000, we had 249 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use any of the words "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

     - If we establish inadequate loss and loss adjustment expense reserves, or if they develop less favorably than in the past, our profitability may decline.

     - Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

     - If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

     - If competitive or other conditions change, our revenues may decrease or our expenses may increase so that our business is no longer profitable.

     - If we experience substantial change in claims frequency or severity patterns, our profitability may decline.

     - Changes in the health care industry could reduce the size of our premiums and the number of customers buying our insurance.

     - We may be unable to obtain adequate and affordable reinsurance coverage from creditworthy reinsurers, which would increase our risk and restrict our ability to offer insurance at competitive rates and coverage limits.

     - The concentration of our business in Michigan leaves us vulnerable to various factors specific to that state.

     - If actions relating to the conversion are legally challenged, we may not be able to implement our business plan.

     - Although our strategy for growth includes expansion and diversification of our insurance products and geographic operations, there is no assurance that this strategy will be successful.

     - If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

     - Our insurance premiums and net income could be reduced by an interruption or change in a third-party distribution relationship upon which we are highly dependent.

     - We may not be able to implement our strategy of successfully completing future acquisitions, and completed acquisitions may lead to unexpected liabilities.

     - If our president and chief executive officer does not continue in that role, our financial performance may decline.

     - If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

     - A reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

     - We may be unable to obtain anticipated processing efficiencies, which may negatively affect our profitability.

     - Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets.

     - A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 2.  PROPERTIES

     We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be approximately five years in length. We currently lease a total of approximately 88,000 square feet of space in East Lansing, Michigan; Chicago, Illinois; Louisville, Kentucky; Boca Raton, Florida; Eden Prairie, Minnesota; Las Vegas, Nevada; and Albuquerque, New Mexico. We also own various real estate investment properties as part of our investment portfolio.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq Stock Market's National Market under the symbol ACAP since December 8, 2000. Prior to that time, there was no public market for our stock. The following table sets forth the high and low sales price per share of the common stock as reported on the Nasdaq Stock Market for the period indicated.

                                                                    SALE PRICE
                                                                ------------------
                                                                 HIGH        LOW
                                                                -------    -------
December 8 -- December 31, 2000.............................    $17.750    $13.438

     We have never paid a cash dividend and currently do not intend to pay cash dividends in the future. Our ability to pay dividends may be contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under "Item 1. Business -- Insurance Regulatory Matters."

     As of March 15, 2001, there were approximately 185 shareholders of record of our common stock, based on the records of our transfer agent.

     In connection with the conversion of APAssurance from a mutual insurance company to a stock insurance company, APCapital offered its common stock to policyholders of APAssurance and various other groups having specified relationships to APAssurance in a subscription rights offering and to the general public through a firm commitment underwritten offering. ABN AMRO Incorporated, Sandler O'Neill & Partners, L.P., Advest, Inc. and Raymond James & Associates, Inc. acted as representatives for the several underwriters in the firm commitment underwritten offering. The conversion became effective, the offerings were closed and APAssurance and its subsidiaries became subsidiaries of APCapital on December 13, 2000. The offerings were made pursuant to a registration Statement on Form S-1 (File No. 333-41136), which became effective on October 30, 2000, and a post-effective amendment to the registration statement, which became effective on December 8, 2000. APCapital sold an aggregate of 11,450,254 shares of common stock at $13.50 per share. Gross proceeds realized from the offerings, offering expenses and net proceeds (through December 31, 2000) were as follows:

Gross proceeds..............................................    $154,578,429
Offering expenses:
  Fees paid to or for the underwriters......................      10,119,697
  Other expenses............................................       1,877,609
                                                                ------------
       Total expenses.......................................      11,997,306
                                                                ------------
Net proceeds................................................    $142,581,123
                                                                ============

None of these were paid, directly or indirectly, to directors or officers of APCapital or their associates, owners of 10% or more of APCapital's common stock or affiliates of APCapital. APCapital contributed $71.3 million of the net proceeds from the offerings to APAssurance as a capital contribution in exchange for its stock. The remainder will be used for general corporate purposes, including the financing of future acquisitions, and was temporarily invested in U.S. Government securities, obligations of U.S. commercial banks and thrifts, commercial paper rated A-1 by Standard and Poor's or Prime-1 by Moody's, short term corporate obligations rated AAA or AA by Standard and Poor's or Aaa or Aa by Moody's, in bank money market funds investing in such instruments, and in other instruments and securities in which APAssurance's surplus funds are permitted to be invested pursuant to APAssurance's investment policy. The net proceeds paid to APAssurance were used for general operating purposes and became part of its capital.

     In July 2000, in connection with its incorporation, APCapital sold one share of its common stock to William Cheeseman, its President and Chief Executive Officer, for $15.50. The sale was exempt from registration under
Section 4(2) of the Securities Act of 1933 due to the limited number of offerees and purchasers, the investment representation made by the purchaser, the lack of general solicitation, and actions taken by APCapital to restrict resale of the share without registration, including the placement of a restrictive legend on the share certificate.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data, other than the selected statutory data, are derived from our consolidated financial statements which were prepared in accordance with generally accepted accounting principles. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected statutory data are derived from our annual statements which were prepared in accordance with statutory accounting practices as required by insurance regulatory authorities. See Note 19 of the consolidated financial statements included under Item 8 for a discussion of the principal differences between GAAP and statutory accounting practices and a reconciliation of consolidated net income and equity between GAAP and statutory accounting bases.

                                                           AT OR FOR THE
                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998      1997(A)     1996(A)
                                      --------    --------    --------    --------    --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue Data:
  Direct premiums written.........    $203,169    $189,647    $160,305    $129,593    $118,839
  Net premiums written............     187,076     158,029     147,801     110,776     100,478
                                      ========    ========    ========    ========    ========
  Net premiums earned.............    $180,342    $148,656    $136,995    $106,764    $ 97,597
  Investment income...............      36,784      30,539      29,451      28,817      28,725
  Realized gains..................       1,164       1,849       9,540       1,687         956
  Other income....................       2,428       6,676       2,832       1,757       4,507
                                      --------    --------    --------    --------    --------
       Total revenues.............     220,718     187,720     178,818     139,025     131,785
Losses and Expenses:
  Losses and loss adjustment
     expenses(b)..................     153,518     130,949     122,053      88,418      52,996
  Underwriting expenses...........      42,158      40,037      38,455      30,798      22,503
  Investment expense..............       2,978       3,283       2,943       2,283       3,652
  Interest expense................         716         565         791         343         325
  Amortization expense............       2,328       1,177         906         183          61
  Other expense...................       2,275       1,739       1,206       1,122       1,137
                                      --------    --------    --------    --------    --------
       Total expenses.............     203,973     177,750     166,354     123,147      80,674
                                      --------    --------    --------    --------    --------
Income from operations before
  federal income taxes............      16,745       9,970      12,464      15,878      51,111
Federal income taxes(c)...........       4,800     (23,759)      3,400       4,829      16,300
Income before cumulative effect of
  change in accounting
  principle.......................      11,945      33,729       9,064      11,049      34,811
Cumulative effect of change in
  accounting principle(b).........          --          --          --          --     (20,542)
                                      --------    --------    --------    --------    --------
Net income(c).....................    $ 11,945    $ 33,730    $  9,064    $ 11,049    $ 14,269
                                      ========    ========    ========    ========    ========
Net income per common share --
  basic(d)........................    $   0.07
                                      ========
Net income per common share --
  diluted(d)......................    $   0.07
                                      ========
Balance Sheet data (at year end):
       Total cash and
          investments.............    $762,023    $541,894    $548,665    $521,469    $494,198
       Total liabilities..........     608,551     585,604     526,844     501,137     486,468
       Total equity...............     369,425     208,786     188,752     176,392     157,584
GAAP Ratios:
  Loss ratio(b)...................        85.1%       88.1%       89.1%       82.8%       54.3%
  Underwriting expense ratio......        23.4        26.9        28.1        28.8        23.1
  Combined ratio..................       108.5       115.0       117.2       111.6        77.4
  Operating ratio.................        84.9        96.7        97.8        86.8        51.7

                                                           AT OR FOR THE
                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998      1997(A)     1996(A)
                                      --------    --------    --------    --------    --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statutory Data:
  Loss ratio......................        85.2        88.0%       89.4%       82.8%       85.3%
  Underwriting expense ratio......        24.7        29.2        27.0        28.0        24.3
  Combined ratio..................       109.9       117.2       116.4       110.8       109.6
  Surplus.........................    $246,089    $179,829    $144,541    $133,715    $125,883
  Ratio of net premiums written to
     surplus......................        0.82x       0.88x       1.02x       0.83x       0.80x

- ---------------

(a) APAssurance acquired Kentucky Medical Insurance Company in 1996 in a transaction accounted for under the purchase method of accounting. APAssurance"s mergers with New Mexico Physicians Mutual Insurance Company and State Mutual Insurance Company in 1997 were accounted for under the pooling method of accounting.

(b) Loss and loss adjustment expense for 1996 excludes discontinuation of loss reserve discounting which is reported as a cumulative effect of a change in accounting principle.

(c) Operating results for the year ended December 31, 1999 include the effects of a one-time settlement with the Internal Revenue Service. Without this settlement, net income for the year ended December 31, 1999 would have been approximately $4.6 million.

(d) The weighted average shares outstanding for the period from December 13, 2000, the date of the closing of the conversion, through December 31, 2000 were 11,134,981 basic common shares and 11,260,797 common shares assuming dilution. There were no cash dividends declared during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See the disclosures under "Item 1 -- Business -- Uncertainties Relating to Forward-Looking Statements."

OVERVIEW

     The Company is a leading provider of medical professional liability insurance coverage, writing in 13 states throughout the country. This insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. Medical professional liability insurance represented 61% of our direct premiums written in 2000. We are also a writer of workers' compensation insurance in 11 states, insuring a variety of business classes. In addition, through December 31, 2000, we provided a limited amount of general personal and commercial coverage and participate in a small number of health insurance programs. Finally, we have begun to develop a financial services segment, which currently generates fee-based revenue for various consulting services.

     In Michigan, the most common limits are $200,000 per claim/$600,000 aggregate; in Florida, $250,000 per claim/$750,000 aggregate; and in New Mexico, $200,000 per claim/$600,000 aggregate. The most common limit in other states is $1 million per claim, subject to a $3 million aggregate policy limit. In some states, we offer limits of insurance up to $11 million per claim, with up to an $11 million aggregate policy limit for all claims reported for each calendar year or other 12-month policy period. Higher limits and excess coverage can also be written in conjunction with special reinsurance arrangements.

     We use reinsurance treaties to increase underwriting capacity in terms of both large line capacity and premium capacity. The net retention and treaty limits for both professional liability ($500,000 retention) and workers compensation (coverage up to the full statutory limits above the $500,000 retention) capture almost all of our capacity requirements. These reinsurance arrangements allow us to provide policy limits as required by the marketplace, without retaining an unreasonable amount of risk. We are also able to enter new markets without a complete burden on our surplus. This was the case in Florida, where through 1999 we maintained a 50% quota share reinsurance arrangement. Our level of reinsurance participation varies by line of business and, in some cases, by geographic market. During 2000, we ceded approximately 8.3% of medical professional liability premiums, 5.0% of workers' compensation premiums, 13.2% of personal and commercial premiums and 42.4% of health premiums.

KEY RATIOS BY PRODUCT

     Set forth below are our GAAP ratios by product line for each of the last three years.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Loss ratios:
  Medical professional liability............................   87.6%    86.5%    91.4%
  Workers' compensation.....................................   80.3     79.5     80.7
  Personal and commercial...................................   76.7     81.9     92.7
  Other.....................................................   90.6    199.3     78.7
       Total................................................   85.1     88.1     89.1
Underwriting expense ratios:
  Medical professional liability............................   18.8%    23.0%    24.4%
  Workers' compensation.....................................   28.3     33.5     35.9
  Personal and commercial...................................   35.8     41.3     37.2
  Other.....................................................   33.2     23.1     92.3
       Total................................................   23.4     26.9     28.1
Combined ratios:
  Medical professional liability............................  106.5%   109.5%   115.8%
  Workers' compensation.....................................  108.5    113.0    116.6
  Personal and commercial...................................  112.4    123.2    129.9
  Other.....................................................  123.8    222.4    171.0
       Total................................................  108.5    115.0    117.2

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

     Direct premiums written increased $13.5 million, or 7.1%, to $203.2 million in 2000 from 1999. Medical professional liability direct premiums written increased $1.1 million, or .9%, to $124.0 million in 2000, compared to $122.9 million in 1999. Increases in Florida of $6.3 million, or 45.6%, and small increases in several other states were offset by decreases in Michigan, down $4.7 million, or 10.0%, and Kentucky, down $2.0 million, or 10.3%. The increase in Florida is due to our relatively new presence in this market coupled with our price increases. The decreases in Michigan and Kentucky are the result of our on-going efforts to re-underwrite each book of business periodically and eliminate unacceptable risks and, to a lesser extent, physician practice consolidation and price competition. We also instituted substantial price increases, including a 17.9% increase in Florida, a 4.9% increase in Michigan, an 8.6% increase in New Mexico, a 7.1% increase in Kentucky and a 14.9% increase in Ohio.

     Workers' compensation direct premiums written increased $7.6 million, or 17.6%, to $50.7 million in 2000. The majority of this increase was in the Minnesota market, which was up $3.5 million, or 18.7%, and Illinois, up $2.1 million, or 85.9%. The increase in workers' compensation direct premiums written resulted primarily from retroactive premium adjustments relating to audits of covered compensation, as well as selected rate increases.

     Personal and commercial lines direct premiums written increased $1.6 million, or 11.3%, to $15.2 million in 2000. Health insurance direct premiums written increased $3.3 million to $13.2 million in 2000. With the conclusion of 2000, we have begun the process of winding down both of these lines of business. Effective January 1, 2001 we no longer write personal and commercial business. We have also notified all of our health insurance partners of our intentions to exit this line.

     Net premiums earned increased by $31.7 million, or 21.3%, to $180.3 million in 2000. This increase reflects the increase in direct premiums written and changes in our reinsurance program, primarily eliminating the 50% quota share arrangement in Florida and retaining a larger portion of the health insurance business.

     Losses and loss adjustment expenses increased $22.6 million, or 17.3%, to $153.5 million in 2000. The 2000 reported loss ratio was 85.1% compared to 88.1% in 1999. The accident year loss ratio, which excludes the effects of prior year developments of loss reserves, was 91.5% in 2000 compared to 101.4% in 1999. We continued to see a decline in both the calendar year reported loss ratio and the accident year loss ratio in 2000. These decreases are primarily the result of rate increases and a change in the mix of business.

     On a line of business basis, the medical professional liability loss ratio for 2000 was 87.6% as compared to 86.5% for 1999. The medical professional liability loss ratio increase was due to higher losses in some of our newer markets, particularly Ohio and Florida. The workers' compensation loss ratio was 80.3% in 2000 compared to 79.5% in 1999. The slight increase in the workers' compensation loss ratio was the result of increased losses, partially offset by rate increases. The personal and commercial loss ratio was 76.7% in 2000 and 81.9% in 1999, and the health loss ratio was 90.6% in 2000 and 199.3% in 1999. The 1999 personal and commercial loss ratio reflected higher winter storm losses. The 1999 health loss ratio was adversely affected by a one-time reserve establishment.

     The overall underwriting expense ratio improved to 23.4% in 2000 from 26.9% in 1999. Medical professional liability policy acquisition and underwriting were $20.6 million in 2000 compared to $22.2 million in 1999. As a percentage of premiums earned, the medical professional liability underwriting expense ratio decreased to 18.8% in 2000 from 23.0% in 1999. This decrease was due primarily to expense reduction measures that we began implementing in the fourth quarter of 1999 and the acquisition of the management company in 1999.

     Workers' compensation underwriting expenses were $13.3 million in 2000 compared to $12.3 million in 1999. As a percentage of premiums earned, the underwriting expense ratio decreased to 28.3% in 2000, from 33.5% in 1999. This decrease was also due to the expense reduction measures that we began implementing in the fourth quarter of 1999, including the closing of our Indianapolis workers' compensation service office.

     Personal and commercial underwriting expenses increased $150,000, or 3.4%, to $4.6 million in 2000. As a percentage of premiums earned, the underwriting expense ratio decreased to 35.8% in 2000 from 41.3% in 1999. This decrease was due to specific expense reduction efforts for this line of business.

     Investment income, excluding realized investment gains, increased $6.2 million, or 20.2%, to $36.8 million in 2000. The increase reflects a shift of some of our portfolio from tax exempt securities to higher yield taxable corporate securities in the first quarter of 2000 and a higher amount of invested assets. Net realized investment gains were $1.2 million and $1.8 million during 2000 and 1999, respectively.

     Additional restructuring charges of $919,000 were incurred in 2000. This includes approximately $802,000 in severance charges related to the elimination of 14 staff members located in our New Mexico and Lapeer branch offices and our health insurance operation at our East Lansing, Michigan home office. These events are expected to generate annual savings of approximately $2.0 million in salaries and rent. At December 31, 2000 there were no additional amounts accrued for restructuring.

     We have incurred $501,000 of conversion expenses in 2000. The increase in amortization expense is a result of the acquisition of a management company in October 1999 which previously had performed all of the managerial functions for APAssurance and its subsidiaries.

     We recorded $4.8 million in federal income tax expense in 2000, compared to a refund of $23.8 million in federal income taxes during the same period in 1999. The effective tax rate was 28.7% in 2000, compared to (238.3%) in 1999. In 1999, we received a significant settlement with the IRS regarding the tax treatment of reserves.

RESULTS OF OPERATIONS -- 1999 COMPARED TO 1998

     Direct premiums written increased $29.3 million or 18.3% in 1999 to $189.6 million. This increase was generated by all product lines. Medical professional liability direct premiums written totaled $122.9 million in 1999, up $12.6 million or 11.5%. The largest growth was in Florida, up $7.0 million, or 101%, and Illinois, which was up $5.8 million, or 67%. The increase in both of these markets reflects the continued growth in relatively new markets entered into by APAssurance. Our core Michigan business was down $2.8 million, or 5.6%, to $46.6 million, due to rate increases, price competition and physician practice consolidation.

     Workers' compensation direct premiums written were up $8.5 million or 24.6% to $43.2 million in 1999. The largest gains were experienced in Minnesota with an increase of $2.7 million, Iowa with an increase of $2.4 million, and Kentucky with an increase of $1.1 million. Minnesota's growth is an expansion of a long-term market, whereas Kentucky and Iowa are relatively new markets for APAssurance. In addition, we took various rate increases, which impacted our 1999 premiums.

     Personal and commercial direct premiums written were up $1.5 million or 12.3% to $13.7 million as a result of rate increases and cross-selling to physicians. Health direct premiums written increased $6.7 million or 205.4% to $9.9 million, as this was only our second full year of writing health premiums.

     On a net basis, premiums increased to $158.0 million, up $10.2 million or 6.9% from 1998. There are two primary reasons that the increase in net premiums written is so much lower than the increase in direct premiums written. First, there was an increase in the proportion of business from markets and products where we cede more premiums, principally Florida medical professional liability (50% ceded) and health insurance nationally (80% ceded). Second, there was a $5.1 million increase in ceded premiums in 1999 due to an unfavorable adjustment in the swing-rated reinsurance program resulting from prior year loss activity. This compares to a favorable adjustment in 1998 of $3.7 million, which reduced the 1998 ceded premium. Net premiums earned increased $11.7 million, or 8.5%, to $148.7 million. The difference in growth rate between net written and net earned premiums primarily reflected the timing of adding new premiums to the book of business.

     Losses and loss adjustment expenses increased $8.9 million, or 7.3%, to $130.9 million in 1999. The 1999 reported loss ratio was 88.1% as compared to 89.1% in 1998. The accident year loss ratio, which excludes the effects of prior year developments of loss reserves, was 101.7% in 1999 compared to 103.8% in 1998. We began to see a decline in both the calendar year reported loss ratio and the accident year loss ratio in 1999. These decreases are primarily the result of rate increases and a change in the mix of business. The reported loss ratio is lower than the accident year loss ratio for both years as a result of favorable development of prior year reserves. Our reported loss ratio has consistently been less than our accident year loss ratio due to the inherent uncertainty of medical professional liability claims and our conservative reserving philosophy. In the period of notice, claims are reserved based on our estimates of their potential outcome, given the nature and severity of the case. However, many of our claims have ultimately resulted in lower losses than initially estimated.

     When we enter a new market we tend to be conservative in establishing our reserves due to our limited history in the local court system. In addition, because we do not have sufficient company-specific data for projecting reserves, we utilize industry loss data in the applicable state to establish reserves for incurred but not reported claims. To the extent these assumptions prove to be different than our actual experience, subsequent reserve adjustments are necessary. The recent growth of our medical professional liability business into new markets has increased this subsequent reserve adjustment activity. It usually takes several years to determine the ultimate loss ratio for any given accident year.

     On a line of business basis, the medical professional liability loss ratio for 1999 was 86.5% as compared to 91.4% for 1998. The medical professional liability loss ratio continued to benefit from favorable experience in our Michigan business and rate increases taken in several markets. The workers' compensation loss ratio was 79.5% in 1999 compared to 80.7% in 1998. The personal and commercial loss ratio was 81.9% in 1999 and 92.7% in 1998, and the health loss ratio was 199.3% in 1999 and 78.7% in 1998. The 1999 health loss ratio was adversely affected by a one-time reserve establishment.

     Underwriting expenses increased $1.6 million or 4.1% in 1999 to $40.0 million. The underwriting expense ratio was 26.9% in 1999 as compared to 28.1% in 1998. The primary reason for the decrease in expense ratio from 1998 was our ability to control the rate of expense growth to an amount lower than our premium growth. Specifically, control over hiring new personnel, reduction in travel and other service expenses, and lower professional fees resulted in lower expenses. These savings were partially offset by $0.5 million of development costs relating to the alternative risk transfer initiative and APDirect.

     In late 1999, we began a process of reengineering our operations to increase efficiencies and reduce costs by closing two small offices in Indianapolis, Indiana and Columbus, Ohio. These actions were the first phase of the restructuring of our staff. A total of 35 people, primarily clerical staff, were terminated at the time of the restructuring. These events caused a $955,000 charge in 1999, including $802,000 of severance compensation, $79,000 in office closure cost, and $74,000 in outplacement services.

     Net investment income of $27.3 million in 1999 represented an increase of $0.8 million or 3.0% over the $26.5 million earned in 1998. The increase was the result of a larger invested portfolio. Our current return on investments, excluding changes in market value, was 5.59% in 1999 as compared to 5.64% in 1998. Investment income also included $1.1 million in 1999 from rental income on investment real estate.

     Realized gains were $1.8 million in 1999, down $7.7 million from 1998. The 1998 results were unusually large due to the transitioning of the equity portfolio to new investment managers. The new managers significantly restructured the portfolio, triggering a large amount of realized gains.

     Other income was $6.7 million in 1999, up $3.8 million from 1998. The 1999 amount includes $9.8 million of interest earned on a settlement with the Internal Revenue Service, less professional fees and other costs associated with the settlement of $3.9 million. Other income typically includes finance charge income from physician premium payment plans. Such income was offset by a higher level of receivable write-offs in 1999 versus 1998.

     Federal income taxes showed a credit of $23.7 million in 1999 versus an expense of $3.4 million in 1998. The credit was the result of a settlement with the Internal Revenue Service regarding the treatment of certain loss reserves on prior years' tax returns. The settlement included $25.3 million in taxes and $9.8 million in interest for a total of $35.1 million. After associated professional fees, other costs, and tax of $2.1 million on the interest component, the net impact was $29.1 million on 1999 operations. The effective tax rate without the impact of this settlement was approximately 15%, compared to 27% in 1998. The decrease in the effective tax rate was the result of more of our pre-tax income being generated from tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, we are indebted to a related party in the amount of $10 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in installments, without interest, over the next nine years beginning in April 2001. At December 31, 2000, we had no material commitments for capital expenditures.

     Our net cash flow from operating activities was approximately $70.0 million for 2000, primarily due to the receipt of an income tax refund and related interest totaling $39.2 million and net income of $11.9 million. We invest our positive cash flow from operations in both fixed maturity securities, including short-term investments and equity securities. Our investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity and a modest level of investment in equity securities.

     In 2000, we had $255.9 million of cash available and an investment portfolio of $506.1 million. The large cash position at December 31, 2000 reflects the receipt of the net proceeds of $142.5 million from our stock offerings in December. In addition, due to poor market expectations and to increased current investment yields, we liquidated our equity securities portfolio in early December 2000, generating an additional $36 million in cash. The portfolio includes $13.9 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. In 2000, $158.6 million of bonds mature in the next one to five years and $251.9 million mature in the next five to ten years.

     Based on historical trends, market conditions and its business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short- and long-term liquidity needs over the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that our funds will be sufficient to meet these liquidity needs.

     APCapital itself is a holding company whose only material assets are the capital stock of APAssurance and its other subsidiaries and a portion of the net proceeds from the stock offerings completed in December 2000. APCapital is using these funds to finance its long- and short-term liquidity needs, which include operating expenses, financing future acquisitions, and may include making additional contributions to its subsidiaries. APCapital's ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. APAssurance's ability to pay dividends to APCapital is influenced by a variety of factors, including cyclical changes in the medical professional liability insurance market, APAssurance's financial results, insurance regulatory changes, including changes in the limitations imposed by the Michigan Holding Company Systems Act on the payment of dividends by APAssurance and changes in general economic conditions.

EFFECTS OF INFLATION

     We consider the effects of inflation on our business in estimating our reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on our operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is our opinion that our loss reserves, including reserves for losses that have been incurred but not yet reported, adequately provide for the effects of inflation.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS Nos. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Because we currently do not use derivative instruments, we anticipate that the adoption of SFAS No. 133 will not affect our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

     As of December 31, 2000, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

QUALITATIVE INFORMATION ABOUT MARKET RISK

     Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

     We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at December 31, 2000 were deemed to be temporary.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

     Our fixed income security portfolio was valued at $464.8 million at December 31, 2000 and had an average modified duration of 4.35 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

                                                              PORTFOLIO     CHANGE     MODIFIED
CHANGES IN RATES                                                VALUE      IN VALUE    DURATION
- ----------------                                              ---------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
+2%.........................................................   423,748     (41,035)      4.31
+1%.........................................................   443,676     (21,107)      4.32
0...........................................................   464,783          --       4.35
- -1%.........................................................   482,242      17,459       3.45
- -2%.........................................................   500,559      35,776       3.52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 2000

                                                                    2000
                                                                ------------
                                                                IN THOUSANDS
ASSETS
Investment in subsidiaries..................................      $297,126
Cash and cash equivalents...................................        74,459
Deferred federal income taxes...............................           826
Other assets................................................           312
                                                                  --------
  TOTAL ASSETS..............................................      $372,723
                                                                  ========
LIABILITIES
Federal income taxes payable................................      $     60
Accrued expenses and other liabilities......................         3,238
                                                                  --------
  TOTAL LIABILITIES.........................................         3,298
                                                                  ========
SHAREHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized,
  11,625,054 shares outstanding Additional paid-in
  capital...................................................       144,940
Retained earnings...........................................       226,454
Unearned stock compensation.................................        (1,450)
Accumulated other comprehensive income net of deferred
  federal income taxes......................................          (519)
                                                                  --------
  Total shareholders' equity................................       369,425
                                                                  ========
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................      $372,723
                                                                  ========

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                                    2000
                                                                ------------
                                                                IN THOUSANDS
REVENUES
Investment income...........................................      $   312

EXPENSES
General and administrative expenses.........................          142
  Income before income taxes and equity in undistributed
     income of subsidiaries.................................          170
Federal income tax expense..................................           60
  Income before equity in undistributed income of
     subsidiaries...........................................          110
Equity in undistributed income of subsidiaries..............       11,835
                                                                  -------
  NET INCOME................................................      $11,945
                                                                  =======

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

                        CONDENSED STATEMENT OF CASH FLOW
                          YEAR ENDED DECEMBER 31, 2000

                                                                    2000
                                                                ------------
                                                                IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................      $ 11,945
Adjustments to reconcile net income to net cash provided by
  operating activities
  Equity in undistributed income of subsidiaries............       (11,835)
  Unearned stock compensation...............................            83
  Changes in
     Federal income taxes recoverable/payable...............            60
     Accrued expenses and other liabilities.................         3,238
     Other assets...........................................          (312)
                                                                  --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES............         3,179
                                                                  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses.....       142,581
Transfer of proceeds to insurance subsidiary................       (71,301)
                                                                  --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............        71,280
                                                                  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        74,459
Cash and cash equivalents, beginning of year................            --
                                                                  --------
Cash and cash equivalents, end of year......................      $ 74,459
                                                                  ========

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          YEAR ENDED DECEMBER 31, 2000

(1) DESCRIPTION OF BUSINESS

     American Physicians Capital, Inc. (APCapital) is an insurance holding company incorporated under Michigan law on December 13, 2001.

     APCapital owns all of the issued and outstanding common stock of the following entities:

     American Physicians Assurance Corporation -- a stock insurance company incorporated under Michigan law (APA), formerly Mutual Insurance Corporation of America (MICOA).

     Insurance Corporation of America -- a stock insurance company incorporated under Michigan law (ICA).

     RML Insurance Company -- a stock insurance company incorporated under Illinois law (RML).

     APConsulting -- a Michigan consulting company.

     APDirect Sales -- a Michigan corporation that serves as APCapital's direct sales channel.

     Alpha Advisors -- an Illinois corporation that provides investment management services.

(2) FEDERAL INCOME TAXES

     Income tax provisions for the individual companies are computed on a separate company basis.

(3) CONVERSION AND INITIAL PUBLIC OFFERING

     On December 13, 2000, the conversion of APA from a mutual company to a stock corporation was consummated according to a Plan of Conversion adopted by the Board of Directors of MICOA on June 28, 2000, with subsequent amendment on October 2, 2000. This plan was approved by MICOA policyholders at a special meeting held on November 29, 2000 and by the State of Michigan Office of Financial and Insurance Services. The Plan of Conversion included several key components, including: formation of APCapital to be the ultimate parent holding company; the conversion of APA from a mutual insurance company to stock company and wholly-owned by APCapital; the transfer of ICA, RML, APConsulting, APDirect Sales, and Alpha Advisors, Inc. from APA to wholly-owned subsidiaries of APCapital.

     In connection with the conversion, 331,638 shares of common stock of APCapital were sold at $13.50 per share under a subscription rights and best efforts offering to MICOA policyholders, officers, directors, employees, and others. APCapital then sold 9,668,362 shares of its common stock in an underwritten public offering ("the offering") that closed December 13, 2000. On December 13, 2000, an additional 1,450,254 shares were sold to underwriters of the offering pursuant to an over-allotment option contained in the offering agreement. The net proceeds of the offering were approximately $142.6 million, consisting of gross proceeds of $154.6 million less conversion and offering expenses of $12.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information will be contained in the Proxy Statement under the captions "Election of Directors" (excluding the Report of the Audit Committee) and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The required information will be contained in the Proxy Statement under the caption "Compensation of Executive Officers" (excluding the Report of the Executive Compensation Committee and the stock performance graph) and "Election of Directors -- Director Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information will be contained in the Proxy Statement under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information will be contained in the Proxy Statement under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)

Financial Statements:

        Report of independent accountants

        Consolidated balance sheets as of December 31, 2000 and 1999

        Consolidated statements of income for each of the years ended December
         31, 2000, 1999 and 1998

        Consolidated statements of cash flows for each of the years ended
         December 31, 2000, 1999 and 1998

        Consolidated statements of shareholders' equity and comprehensive income for each of the years ended December 31, 2000, 1999 and 1998

        Notes to consolidated financial statements

Financial Statement Schedules:

     II. Condensed financial information of registrant

     III. Segment information

     All other schedules for which provision is made in Regulation S-X either
     (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

(a)(3) The exhibits included as part of this report are listed in the attached
Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of American Physicians Capital, Inc. and Subsidiaries

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and it subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan
February 16, 2001

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000        1999
                                                                --------    --------
                                                                   IN THOUSANDS,
                                                                 EXCEPT SHARE DATA
ASSETS
Investments
  Fixed maturities
     Held-to-maturity, at amortized cost....................                $    980
     Available-for-sale, at fair value......................    $464,783     427,303
  Equity securities, at fair value..........................         730      41,661
  Other investments.........................................      40,632      38,857
                                                                --------    --------
          Total investments.................................     506,145     508,801
Cash and cash equivalents...................................     255,878      33,093
Premiums receivable.........................................      51,354      51,149
Reinsurance recoverable.....................................      72,002      65,897
Federal income taxes recoverable............................                  35,486
Deferred federal income taxes...............................      32,725      34,549
Property and equipment, net.................................      15,949      16,087
Goodwill, net...............................................      16,481      18,809
Other assets................................................      27,442      30,519
                                                                --------    --------
          TOTAL ASSETS......................................    $977,976    $794,390
                                                                ========    ========
LIABILITIES
Unpaid losses and loss adjustment expenses..................    $483,273    $457,072
Unearned and advance premiums...............................      88,047      85,590
Federal income taxes payable................................       3,787
Note payable, officer (Note 4)..............................       7,817       7,373
Accrued expenses and other liabilities......................      25,627      35,569
                                                                --------    --------
          Total liabilities.................................     608,551     585,604
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized,
  11,625,055 shares outstanding
Additional paid-in capital..................................     144,940
Retained earnings...........................................     226,454     214,509
Unearned stock compensation.................................      (1,450)
Accumulated other comprehensive income
  Net unrealized depreciation on investments, net of
     deferred income tax expense of ($279) in 2000 and
     ($3,082) in 1999.......................................        (519)     (5,723)
                                                                --------    --------
          Total shareholders' equity........................     369,425     208,786
                                                                --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $977,976    $794,390
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                             IN THOUSANDS, EXCEPT SHARE DATA
REVENUES
Net premiums written.....................................    $187,076    $158,029    $147,801
Change in unearned premiums..............................      (6,734)     (9,373)    (10,806)
                                                             --------    --------    --------
  Net premiums earned....................................     180,342     148,656     136,995
Investment income........................................      36,784      30,539      29,451
Net realized investment gains............................       1,164       1,849       9,540
Other income.............................................       2,428       6,676       2,832
                                                             --------    --------    --------
  Total revenues.........................................     220,718     187,720     178,818
                                                             --------    --------    --------
EXPENSES
Losses and loss adjustment expenses......................     153,518     130,949     122,053
Underwriting expenses....................................      42,158      40,037      38,455
Investment expenses......................................       2,978       3,283       2,942
Interest expense.........................................         716         565         791
Amortization expense.....................................       2,328       1,177         905
General and administrative expenses......................         855         784       1,207
Demutualization costs....................................         501
Restructuring charges....................................         919         955
                                                             --------    --------    --------
  Total expenses.........................................     203,973     177,750     166,353
                                                             --------    --------    --------
  Income before income taxes.............................      16,745       9,970      12,464
Federal income tax expense (benefit).....................       4,800     (23,759)      3,400
                                                             --------    --------    --------
  Net income.............................................    $ 11,945    $ 33,729    $  9,064
                                                             ========    ========    ========
  Income per share -- basic, for period subsequent to
     conversion (Notes 1 and 17).........................    $   0.07
                                                             ========
  Income per share -- assuming dilution, for period
     subsequent to conversion (Notes 1 and 17)...........    $   0.07
                                                             ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       ACCUMULATED
                                               ADDITIONAL                UNEARNED         OTHER
                                   SHARES       PAID-IN     RETAINED      STOCK       COMPREHENSIVE
                                 OUTSTANDING    CAPITAL     EARNINGS   COMPENSATION      INCOME        TOTAL
                                 -----------   ----------   --------   ------------   -------------    -----
                                                        IN THOUSANDS, EXCEPT SHARE DATA
Balance, January 1, 1998.......                             $171,716                    $  4,676      $176,392
Comprehensive income
  Net income...................                                9,064                                     9,064
  Unrealized appreciation on
     investment securities.....                                                            3,296         3,296
                                                            --------                    --------      --------
Total comprehensive income, net
  of taxes.....................                                                                         12,360
                                                                                                      --------
Balance, December 31, 1998.....                              180,780                       7,972       188,752
Comprehensive income
  Net income...................                               33,729                                    33,729
  Unrealized depreciation on
     investment securities.....                                                          (13,695)      (13,695)
                                                            --------                    --------      --------
Total comprehensive income, net
  of taxes.....................                                                                         20,034
                                                                                                      --------
Balance, December 31, 1999.....                              214,509                      (5,723)      208,786
Comprehensive income
  Net income...................                               11,945                                    11,945
  Unrealized appreciation on
     investment securities.....                                                            5,204         5,204
                                                                                                      --------
                                                                                                        17,149
                                                                                                      --------
Proceeds from subscription
  rights and best efforts
  offerings....................     331,639     $  4,475                                                 4,475
Proceeds from initial public
  offering, net of expenses....  11,118,616      138,106                                               138,106
Restricted stock grants and
  unearned stock
  compensation.................     174,800        2,359                 $(1,533)                          826
Amortization of unearned stock
  compensation.................                                               83                            83
                                 ----------     --------    --------     -------        --------      --------
Balance, December 31, 2000.....  11,625,055     $144,940    $226,454     $(1,450)       $   (519)     $369,425
                                 ==========     ========    ========     =======        ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000           1999          1998
                                                                ---------    ------------    ---------
                                                                             IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $  11,945      $ 33,729      $   9,064
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................        3,709         2,206          1,120
  Net realized investment gains.............................       (1,164)       (1,849)        (9,539)
  Deferred federal income taxes.............................         (153)         (285)         2,248
  Unearned stock compensation...............................           83
  Amortization of note payable..............................          444            73
  Amortization of bond premium and discount, net............          424         1,552          1,116
  Changes in
    Premiums receivable.....................................         (205)      (10,715)       (11,495)
    Reinsurance recoverable.................................       (6,105)      (14,319)         4,573
    Federal income taxes recoverable/payable................       39,273       (29,208)        (6,046)
    Unpaid losses and loss adjustment expenses..............       26,201        34,085         15,241
    Unearned premiums.......................................        2,457        10,679         12,776
    Accrued expenses and other liabilities..................       (9,942)        6,222         (1,884)
    Other assets............................................        3,074        (6,552)        (2,567)
                                                                ---------      --------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............       70,041        25,618         14,607
                                                                ---------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases
  Available for sale, fixed maturities......................     (248,909)      (34,107)      (342,083)
  Available for sale, equity securities.....................      (44,717)      (28,457)       (35,546)
  Acquisition of subsidiary.................................                     (9,500)
  Other assets..............................................                     (3,365)        (2,200)
  Real estate...............................................       (5,200)      (29,490)
  Property and equipment....................................       (1,276)       (2,191)          (891)
  Sales and maturities
Available for sale, fixed maturities........................      225,047        50,678        287,315
  Available for sale, equity securities.....................       80,776        25,922         35,317
  Held-to-maturity..........................................          980            20          1,790
  Other assets..............................................        3,426         1,256          1,646
  Property and equipment....................................           36            72             62
  Real estate...............................................                                       469
                                                                ---------      --------      ---------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...       10,163       (29,162)       (54,121)
                                                                ---------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of expenses...      142,581
                                                                ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............      142,581
                                                                ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      222,785        (3,544)       (39,514)
Cash and cash equivalents, beginning of year................       33,093        36,637         76,151
                                                                ---------      --------      ---------
Cash and cash equivalents, end of year......................    $ 255,878      $ 33,093      $  36,637
                                                                =========      ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Federal income taxes of $(28,104), $(152), and $6,813 were (received) paid, net of recoveries in 2000, 1999, and 1998, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS

     The Company purchased Stratton-Cheeseman Management Company during 1999. In conjunction with the acquisition, a liability of $955,000 was assumed and a note payable of $7.3 million was issued (Note 4).

   The accompanying notes are an integral part of the consolidated financial statements.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND REPORTING

     The accompanying consolidated financial statements include the accounts of American Physicians Capital, Inc. ("APCapital") and its wholly-owned subsidiaries, Insurance Corporation of America ("ICA"), RML Insurance Company ("RML"), APConsulting LLC (formerly MICOA Consulting LLC), APDirect Sales, LLC (formerly MICOA Direct LLC), Alpha Advisors, Inc. and American Physicians Assurance Corporation ("APA"), formerly known as Mutual Insurance Corporation Of America ("MICOA"), and its wholly-owned subsidiaries, together referred to as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

     On December 13, 2000, the conversion of APA from a mutual company to a stock corporation was consummated according to a Plan of Conversion adopted by the Board of Directors of MICOA on June 28, 2000, with subsequent amendment on October 2, 2000. This plan was approved by MICOA policyholders at a special meeting held on November 29, 2000 and by the State of Michigan Office of Financial and Insurance Services. The Plan of Conversion included several key components, including: formation of APCapital to be the ultimate parent holding company; the conversion of APA from a mutual insurance company to a stock company and wholly-owned by APCapital; the transfer of ICA, RML, APConsulting, APDirect Sales, and Alpha Advisors, Inc. from APA to wholly-owned subsidiaries of APCapital.

     In connection with the conversion, 331,638 shares of common stock of APCapital were sold at $13.50 per share under a subscription rights and best efforts offering to MICOA policyholders, officers, directors, employees, and others. APCapital then sold 9,668,362 shares of its common stock in an underwritten public offering ("the Offering") that closed December 13, 2000. On December 13, 2000, an additional 1,450,254 shares were sold to underwriters of the offering pursuant to an over-allotment option contained in the offering agreement. The net proceeds of the offering were approximately $142.6 million, consisting of gross proceeds of $154.6 million less conversion and offering expenses of $12.0 million.

NATURE OF BUSINESS

     The Company is principally engaged in the business of providing medical professional liability, workers' compensation and personal and commercial insurance throughout the United States with a concentration of writings in the Midwest.

INVESTMENTS

     Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies. Available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes.

     Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method relating to investments acquired at other than par value. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

     Equity securities are carried at quoted market values. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Mortgage loans are carried at the unpaid principal balance which approximates the fair market value, as they bear current market interest rates. Real estate is carried at historical cost, less accumulated

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

depreciation. Real estate of $34,766,240 in 2000 and $30,595,210 in 1999 and mortgage loans of $4,604,819 in 2000 and $7,002,304 in 1999 are included in other investments on the balance sheet.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist principally of commercial paper and money market funds, are stated at cost, which approximates fair value, and have maturities of three months or less at the date of purchase.

PREMIUMS WRITTEN AND RECEIVABLE

     Premiums written are earned primarily using pro rata methods over the period of risk. Premiums receivable include $38,564,000 at December 31, 2000 and $35,626,000 at December 31, 1999 of premium installments. Receivable balances consist principally of written premiums from physicians in the States of Michigan, Ohio, Kentucky, Illinois, Florida, Minnesota and New Mexico. Receivables are generally collateralized by unearned premiums.

DEFERRED POLICY ACQUISITION COSTS

     Deferred policy acquisition costs ("DAC") include commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Future investment income has been considered in determining the recoverability of deferred costs.

PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are recorded at cost. Depreciation is computed for assets using straight-line and accelerated methods over the following periods: building -- 40 years, furniture -- 20 years, computer equipment and software -- 5 years. Upon the sale or retirement of property and equipment, balances are removed from the respective accounts and any gain or loss is included in income.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The provision for unpaid losses and loss adjustment expenses is estimated actuarially using the Company's claim experience. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid losses and loss adjustment expenses is adequate. The method for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in current earnings.

RESERVE FOR EXTENDED REPORTING PERIOD CLAIMS

     The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder's death, disability or retirement. Changes in this reserve are changed or credited to income.

REVENUE RECOGNITION

     Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

REINSURANCE

     Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance." Premiums ceded to other companies have been reported as a reduction of premium income. Reinsured losses incurred are reported as a reduction of gross losses incurred.

INCOME TAXES

     Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

GOODWILL

     Goodwill consists of the excess of cost over fair market value of net assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods ranging from five to ten years. Accumulated amortization was $4,408,000 and $2,080,000 at December 31, 2000 and 1999, respectively.

     The carrying value of goodwill is periodically reviewed to determine if any impairment has occurred. The Company measures the potential impairment of recorded goodwill based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period.

STOCK-BASED COMPENSATION

     The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year after giving effect to stock dividends and treasury shares. (See Note 17).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters of all fiscal years beginning after June 30, 2000 (as amended by SFAS Nos. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is part of a hedge transaction, and if it is, the type of hedge transaction. Because the Company does not use derivative instruments, management anticipates that the adoption of SFAS No. 133 will not affect the Company's results of operations or financial position.

3.  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Realized investment gains on securities held as of the beginning of the year totaling $3,686,000 in 2000, $1,348,000 in 1999, and $9,388,000 in 1998 had unrealized appreciation of $6,030,000 at the beginning of 2000, $412,000 at the beginning of 1999, and $5,117,000 at the beginning of 1998.

4.  MERGER AND ACQUISITION ACTIVITY

     Effective October 31, 1999, APA purchased 100% of the outstanding stock of Stratton-Cheeseman Management Company ("SCMC") which was substantially owned by the president of the Company, for $19.5 million, consisting of $9.5 million in cash and a commitment to pay $10 million in installments over the next nine years without interest. Installments begin April 30, 2001 and are to be made annually thereafter. The Company discounted the non-interest bearing obligation, using a discount rate of 6%, recording a note payable of $7.3 million. The acquisition was accounted for using purchase accounting and resulted in the recognition of $16.6 million in goodwill. The goodwill is being amortized over a period of 10 years. The remaining purchase price was allocated to the fair value of the asset acquired, consisting of a $150,000 investment in an unaffiliated entity. The purchase agreement contains certain provisions, including change of control provisions, for the acceleration or cancellation of the $10 million commitment. If the commitment is accelerated or cancelled, any remaining discount or amounts forfeited will be recorded as an adjustment to goodwill. Annual payments will increase or decrease by $200,000 for each corresponding half-grade level increase or decrease in the Company's A.M. Best Company, Inc. rating during the term of the payments. Any amounts paid for changes in the industry rating will be recorded as compensation expense in the period earned. If the Company terminates the president or if he dies or is disabled, payments will accelerate. Unaudited pro forma revenues and net income, as if this transaction had occurred as of January 1, 1999, do not differ significantly, from revenues and net income presented in the accompanying statement of income.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS

     The composition of the investment portfolio at December 31 was:

                                                                         2000
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                  COST/COST      GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                     IN THOUSANDS
Available-for-sale
  U.S. government obligations.................    $120,232      $   971       $   (853)     $120,350
  States and political subdivisions...........      25,685          412           (152)       25,945
  Corporate securities........................     297,324        5,420         (7,393)      295,351
  Mortgage-backed securities..................       5,649           55            (29)        5,675
  Other debt securities.......................      17,041          535           (114)       17,462
                                                  --------      -------       --------      --------
     Fixed maturities.........................     465,931        7,393         (8,541)      464,783
  Equity securities...........................         380          350                          730
                                                  --------      -------       --------      --------
     Total available-for-sale.................    $466,311      $ 7,743       $ (8,541)     $465,513
                                                  ========      =======       ========      ========

                                                                         1999
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                  COST/COST      GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                     IN THOUSANDS
Held-to-maturity, states and political
  subdivisions................................    $    980      $     8                     $    988
                                                  ========      =======       ========      ========
Available-for-sale
  U.S. government obligations.................    $ 99,898      $   101       $ (4,993)     $ 95,006
  States and political subdivisions...........     126,451          294         (3,716)      123,029
  Corporate securities........................     198,340           82        (12,106)      186,316
  Mortgage-backed securities..................       7,189            4           (109)        7,084
  Other debt securities.......................      16,725           11           (868)       15,868
                                                  --------      -------       --------      --------
     Fixed maturities.........................     448,603          492        (21,792)      427,303
  Equity securities...........................      29,165       14,412         (1,916)       41,661
                                                  --------      -------       --------      --------
     Total available-for-sale.................    $477,768      $14,904       $(23,708)     $468,964
                                                  ========      =======       ========      ========

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS -- CONTINUED

     The components of pretax investment income at December 31 were:

                                                               2000          1999         1998
                                                             --------    ------------    -------
                                                                         IN THOUSANDS
Interest income..........................................    $ 34,372      $ 27,101      $28,321
Dividend income..........................................         197           266          336
Other investment income..................................       2,215         3,172          794
                                                             --------      --------      -------
  Investment income......................................    $ 36,784      $ 30,539      $29,451
                                                             ========      ========      =======
Gross realized gains
  Available for sale
     Fixed maturities....................................    $    520      $     23      $ 2,861
     Equity securities...................................      16,243         5,490        8,998
                                                             --------      --------      -------
       Total gross realized gains........................      16,763         5,513       11,859
                                                             ========      ========      =======
Gross realized losses
  Available for sale
     Fixed maturities....................................      (6,556)         (120)        (247)
     Equity securities...................................      (9,043)       (3,544)      (2,072)
                                                             --------      --------      -------
       Total gross realized losses.......................     (15,599)       (3,664)      (2,319)
                                                             --------      --------      -------
       Net realized investment gain......................    $  1,164      $  1,849      $ 9,540
                                                             ========      ========      =======

     Changes in unrealized gains (losses) on fixed maturities and equity securities were:

                                                               2000          1999         1998
                                                             --------    ------------    -------
                                                                         IN THOUSANDS
Held-to-maturity, fixed maturities.......................    $     (8)     $    (62)     $   (21)
                                                             ========      ========      =======
Available for sale
  Fixed maturities.......................................    $ 20,152      $(27,510)     $ 4,684
  Equity securities......................................     (12,146)        6,422          387
Deferred income taxes....................................      (2,802)        7,393       (1,775)
                                                             --------      --------      -------
                                                             $  5,204      $(13,695)     $ 3,296
                                                             ========      ========      =======

     The composition of fixed maturities by maturity at December 31, 2000 was:

                                                          AMORTIZED    ESTIMATED
                                                            COST       FAIR VALUE
                                                          ---------    ----------
                                                               IN THOUSANDS
Available-for-sale
  Less than one year..................................    $ 13,830      $ 13,863
  One to five years...................................     161,600       158,585
  Five to ten years...................................     250,552       251,863
  More than ten years.................................      34,300        34,797
  Mortgage-backed securities..........................       5,649         5,675
                                                          --------      --------
     Total............................................    $465,931      $464,783
                                                          ========      ========

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS -- CONTINUED

     The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Bonds with amortized costs of $8,764,000 and $7,486,000 were on deposit with various states as of December 31, 2000 and 1999, respectively. Proceeds on the sales of investments in bonds totaled $212,701,000 in 2000, $15,243,000 in 1999, and $216,340,000 in 1998.

6.  DEFERRED ACQUISITION COSTS

     Changes in deferred policy acquisition costs for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                 2000        1999        1998
                                               --------    --------    --------
                                                         IN THOUSANDS
Beginning balance..........................    $  9,406    $  6,239    $  5,080
Additions..................................      24,232      23,514      13,405
Amortization...............................     (23,945)    (20,347)    (12,246)
                                               --------    --------    --------
  Balance, December 31.....................    $  9,693    $  9,406    $  6,239
                                               ========    ========    ========

7.  PROPERTY AND EQUIPMENT, NET

     At December 31, 2000 and 1999, property and equipment consisted of the following:

                                                             2000       1999
                                                            -------    -------
                                                               IN THOUSANDS
Land....................................................    $   571    $   571
Building (occupied by the Company)......................     13,008     13,275
Computer equipment and software.........................      7,679      6,716
Furniture...............................................      3,851      3,432
                                                            -------    -------
                                                             25,109     23,994
Accumulated depreciation................................     (9,160)    (7,907)
                                                            -------    -------
                                                            $15,949    $16,087
                                                            =======    =======

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in unpaid losses and loss adjustment expenses during 2000, 1999, and 1998 is as follows:

                                                 2000        1999        1998
                                               --------    --------    --------
                                                         IN THOUSANDS
Balance, beginning of year.................    $457,072    $422,987    $407,745
  Less -- reinsurance recoverables.........     (63,490)    (51,005)    (54,909)
                                               --------    --------    --------
Net balance, beginning of year.............     393,582     371,982     352,836
Incurred related to
  Current year.............................     164,997     150,702     148,767
  Prior years..............................     (11,479)    (19,753)    (26,714)
                                               --------    --------    --------
  Total incurred...........................     153,518     130,949     122,053
                                               --------    --------    --------
Paid related to
  Current year.............................      49,243      23,973      20,087
  Prior years..............................      83,903      85,376      82,820
                                               --------    --------    --------
  Total paid...............................     133,146     109,349     102,907
                                               --------    --------    --------
Net balance, end of year...................     413,954     393,582     371,982
  Plus, reinsurance recoverables...........      69,319      63,490      51,005
                                               --------    --------    --------
                                               $483,273    $457,072    $422,987
                                               ========    ========    ========

     Incurred loss and loss adjustment expenses for prior years declined during 2000, 1999, and 1998 as a result of favorable development. Management believes the estimate of the ultimate liability for losses and loss adjustment expenses at December 31, 2000 is reasonable and reflective of anticipated ultimate experience. However, it is possible that the Company's actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the determination of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements.

9. REINSURANCE

     Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies related primarily to medical malpractice. The Company has mainly entered into excess of loss contracts for medical malpractice and workers' compensation. A reconciliation of direct-to-net premiums, on both a written and earned basis, for 2000, 1999, and 1998 is as follows:

                                   2000                    1999                    1998
                           --------------------    --------------------    --------------------
                           WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                           --------    --------    --------    --------    --------    --------
                               IN THOUSANDS            IN THOUSANDS            IN THOUSANDS
Direct.................    $203,169    $201,080    $189,647    $178,102    $160,305    $147,451
Ceded..................     (21,098)    (25,310)    (35,227)    (33,931)    (14,358)    (11,462)
Assumed................       5,005       4,572       3,609       4,485       1,854       1,006
                           --------    --------    --------    --------    --------    --------
Net....................    $187,076    $180,342    $158,029    $148,656    $147,801    $136,995
                           ========    ========    ========    ========    ========    ========

     Losses and loss adjustment expenses incurred are net of ceded losses of $30,417,000 for 2000, $43,132,000 for 1999, and $8,557,000 for 1998.

     The Company received a refund of approximately $3.6 million of ceded premiums from a reinsurer in 1998 due to the cancellation of the reinsurance agreement. The refund resulted in a reduction of ceded premiums.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. REINSURANCE -- CONTINUED

     The Company's policy is to enter into reinsurance contracts only with highly rated reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. If the reinsurance company is unable to meet its obligations under existing reinsurance agreements, the Company could incur losses.

     The Company had reinsurance recoverables from the following reinsurers at December 31, 2000 and 1999:

                                                             2000       1999
                                                            -------    -------
                                                               IN THOUSANDS
General Reinsurance Corporation.........................    $13,373    $13,221
Medical Assurance, Inc. ................................      6,159     12,043
PMA Reinsurance Corporation.............................     11,026     10,085
Employers Reinsurance Corporation.......................      6,782      8,407
Zurich Reinsurance......................................      5,427      6,433
Transatlantic Reinsurance Company.......................      5,743      5,715
Others..................................................     28,583     19,360
                                                            -------    -------
                                                            $77,093    $75,264
                                                            =======    =======

     Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

                                                             2000       1999
                                                            -------    -------
                                                               IN THOUSANDS
Reinsurance recoverable.................................    $72,002    $65,897
Prepaid reinsurance premium.............................      5,091      9,367
                                                            -------    -------
Amounts recoverable from reinsurers.....................    $77,093    $75,264
                                                            =======    =======

10.  INCOME TAXES

     The provision for income taxes consists of:

                                                  2000         1999         1998
                                                 ------    ------------    ------
                                                           IN THOUSANDS
Current expense (benefit)....................    $4,953      $(23,474)     $1,152
Deferred (benefit) expense...................      (153)         (285)      2,248
                                                 ------      --------      ------
                                                 $4,800      $(23,759)     $3,400
                                                 ======      ========      ======

     Income taxes incurred do not bear the usual relationship to income before income taxes due to the following:

                                      2000                 1999                  1998
                                ----------------    -------------------    -----------------
                                                        IN THOUSANDS
Income before income taxes....  $16,745             $  9,970               $12,464
                                =======             ========               =======
Tax at statutory rate.........  $ 5,861    35.0%    $  3,489      35.0%    $ 4,363     35.0%
Tax effect of
  Tax refund..................                       (25,267)   -253.4%
  Tax exempt interest.........   (1,330)   -7.9%      (1,915)    -19.2%     (1,604)   -12.9%
  Other items, net............      269     1.6%         (66)     -0.7%        641      5.2%
                                -------    -----    --------    -------    -------    ------
                                $ 4,800    28.7%    $(23,759)   -238.3%    $ 3,400     27.3%
                                =======    =====    ========    =======    =======    ======

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  INCOME TAXES -- (CONTINUED)

     At December 31, 2000 and 1999, the components of the net deferred tax asset were as follows:

                                                             2000       1999
                                                            -------    -------
                                                               IN THOUSANDS
Deferred tax assets arising from
  Losses and loss adjustment expenses...................    $25,200    $24,908
  Unearned premiums.....................................      6,147      5,727
  Alternative minimum tax credits.......................                   319
  Unrealized loss on securities.........................        279      3,082
  Accounts receivable allowance.........................        468        468
  Goodwill amortization.................................        418
  Unearned stock compensation...........................        826
  Net operating loss carryforwards......................      3,326      3,646
                                                            -------    -------
     Total deferred tax assets..........................     36,664     38,150
                                                            -------    -------
Deferred tax liabilities arising from
  Deferred policy acquisition costs.....................      3,392      3,292
  Other.................................................        547        309
                                                            -------    -------
     Total deferred tax liabilities.....................      3,939      3,601
                                                            -------    -------
     Net deferred tax asset.............................    $32,725    $34,549
                                                            =======    =======

     At December 31, 2000, the Company has approximately $9.5 million of net operating loss carryforwards. These carryforwards will be fully expired in the year 2012. Their use is limited to approximately $900,000 annually.

     On November 17, 1999, the Company received notice from the Internal Revenue Service acknowledging their approval of an outstanding claim for refund totaling $25,267,000 and interest thereon of approximately $9.8 million. The refund was the result of a settlement with the IRS regarding the tax treatment of loss reserves. The interest component, net of fees, is included in other income in 1999 operations. The taxes refunded have been reported as a federal income tax credit in 1999 operations. On February 17, 2000, the Company received the first installment of the refund which totaled $27.6 million of tax and interest. On June 16, 2000, the Company received the second and final installment of $8.5 million, which included interest earned in 2000.

11.  SHAREHOLDERS' EQUITY

     Approximately $905.2 million of consolidated assets represents assets of the Company's insurance operations that are subject to regulation and may not be transferred to APCapital in the form of dividends, loans or advances. The amount of dividends that the Company's insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of surplus as of the preceding year end. As of January 1, 2001, approximately $17.5 million could be paid by the Company's insurance subsidiaries without prior regulatory approval.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are to

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     Under SFAS No. 107, the Company's investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and note payable constitute financial instruments. The carrying amounts of all financial instruments, other than investment securities, which are presented in
Note 5 approximated their fair values at December 31, 2000 and 1999.

13.  OTHER EXPENSES

     In November 1999, the Company closed two offices in Indiana and Ohio and restructured the home office staff. A total of 35 people, primarily clerical staff, were terminated at the time of the office closure and restructuring. These events resulted in a charge of approximately $955,000, including $802,000 of severance costs and $74,000 of out-placement services.

     In April 2000, the Company began to phase out its health lines and restructure its New Mexico operations. A total of six people were terminated at the time, resulting in charges of $408,000 of severance costs and $105,000 of other charges. In October 2000, the Company began to phase out its personal and commercial lines in Lapeer, Michigan. A total of 14 people were terminated, resulting in a charge of $406,000.

     At December 31, 2000, substantially all activities related to the office closings were complete.

14.  RELATED PARTY TRANSACTIONS

     Prior to the acquisition of SCMC, the Company had no employees and contracted with SCMC to provide management services to the Company through October 31, 1999. The aggregate amount paid to SCMC during 1999 and 1998 approximated $29,533,000 and $30,126,000, respectively, including management fees of $3,209,000 in 1999 and $2,515,000 in 1998. The remaining amounts paid in these years related to pass-through costs, primarily for compensation costs and related employee benefit expense.

     The president of the Company is a majority owner of SCW Agency Group, Inc. formerly Stratton-Cheeseman & Walsh, Inc., an agency that sells the Company's medical professional liability insurance in Michigan, Kentucky, Florida and Nevada. Direct premiums written by the agency during 2000, 1999 and 1998 totaled $67,758,000, $71,902,000 and $62,466,000, respectively, representing, 33.4%,
37.9% and 40.0% of direct premiums written during such years. Commission expense incurred related to SCW Agency Group, Inc. approximated $4,633,000, $4,811,000 and $3,994,000 in 2000, 1999 and 1998, respectively.

     At December 31, 2000 and 1999, the note payable to an officer of the Company also includes imputed interest since the date of acquisition of SCMC, aggregating $7,817,000 and $7,373,000, respectively (see Note 4).

15.  EMPLOYEE BENEFIT PLANS

     In connection with the acquisition of SCMC, the Company continued the benefits offered under certain defined contribution plans. The defined contribution plans provide for Company contributions of 10% of employee compensation, as defined in the plan and a 25% match of employee contributions on the first 4% of contributions. Prior to the acquisition, these costs were provided by the Company and included in the management fee (Note 14). Employer contributions to the plans were approximately $1,401,000, $1,405,000 and $1,295,000 for 2000, 1999 and 1998, respectively.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  STOCK BASED COMPENSATION

     In connection with the conversion, the Board of Directors adopted the American Physicians Capital, Inc. Stock Compensation Plan (The "Plan"). The Plan provides for the award of stock options and stock awards for officers, directors and employees of the Company. These awards must be approved by the Compensation Committee of the Board of Directors. The total number of shares of the Company's common stock which shall be available for options and stock awards is 1,200,000 shares.

     Certain executive officers, board members and employees have been granted a total of 410,000 options to purchase shares of APCapital common stock with an exercise price of $13.50. No options became exercisable in 2000. In December 2000, 135,200 restricted shares of APCapital common stock, having a per share market value of $13.50 were granted to certain officers, board members, and employees. The options and restricted shares vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through the fifth anniversaries, respectively, of the date of grant. The options expire on the tenth anniversary of the grant date.

     In connection with the offering, the Company also granted 200 shares of restricted stock to each employee for a total grant of 39,600 shares at $13.50 per share. These shares vest at a rate of 20%, 35% and 45%, respectively, over the next three years. Upon issuance of the stock award, unearned compensation is charged to shareholders' equity and amortized over the vesting periods. The vesting of stock awarded to officers, directors and employees resulted in a total compensation expense of $83,000 in 2000.

     The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense has been recognized for options granted in 2000. Had compensation expense for the options been recognized based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income and net income per common share-assuming dilution would have been reduced to the pro forma amounts below:

                                                                 2000
                                                                 ----
Net income (in thousands):
  As reported...............................................    $11,945
  Pro forma.................................................    $11,925
Income (loss) per common-assuming dilution for the period
  subsequent to the conversion:
  As reported...............................................    $  0.07
  Pro forma.................................................    $  0.07

     For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock ranging from 8.773%; and a ten-year weighted average expected life of the options.

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

17.  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Earnings per share for the period from December 13, 2000, the date of the initial public offering, to December 31, 2000 is computed using the weighted-average number of common shares outstanding during this period of 11,134,981.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  EARNINGS PER SHARE -- (CONTINUED)
     The following table sets forth the computation of basic and diluted earnings per share:

                                               INCOME          SHARES         PER
                                             (NUMERATOR)    (DENOMINATOR)    SHARE
                                             -----------    -------------    -----
Income per share -- basic (For the period
  December 13, 2000 to December 31,
  2000)..................................     $796,000       11,134,981      $0.07
Effect of dilutive securities:
  Stock awards...........................           --           75,232
  Stock options..........................           --           50,584
                                              --------       ----------      -----
Income per share-assuming dilution.......     $796,000       11,260,797      $0.07
                                              ========       ==========      =====

18.  COMMITMENTS AND CONTINGENCIES

     The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments when notified of assessments by the associations. Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition of the Company.

     The Company is obligated under operating leases, which have various expiration dates through December 2005. Minimum future lease payments are as follows: 2001 -- $1,694,000; 2002 -- $1,159,000; 2003 -- $945,000;
2004 -- $226,000 and 2005 and thereafter -- $72,000. Rental expense was $2,419,000 in 2000 and $2,665,000 in 1999, and $2,431,000 in 1998.

19.  GAAP AND STATUTORY REPORTING

     APA and ICA, domiciled in the State of Michigan and RML, domiciled in the State of Illinois, prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"). These organizations are subject to regulation by the State of Michigan Office of Financial and Insurance Services and the Illinois Department of Insurance and file financial statements using statutory accounting practices prescribed or permitted by the respective state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

        - Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

        - Assets designated as "nonadmitted assets" are charged directly to surplus for statutory accounting purposes.

        - Bonds and U. S. government securities, which the Company does not intend to hold to maturity, are generally carried at amortized cost for statutory accounting purposes.

        - Unpaid losses and loss adjustment expense and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  GAAP AND STATUTORY REPORTING -- (CONTINUED)

        - Deferred federal income taxes are recognized for generally accepted accounting principles and are not recorded for statutory purposes.

        - The settlement refund with the IRS was credited directly to surplus for statutory purposes.

     The following is a reconciliation of surplus at December 31, 2000 and 1999 from statutory to GAAP reporting. The principal variances are as follows:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                       IN THOUSANDS
Statutory surplus, December 31...........................    $246,089    $179,829    $144,541
Nonadmitted assets.......................................       5,757       7,493       5,531
Deferred taxes...........................................      31,884      34,549      26,871
Deferred acquisition costs...............................       9,693       9,405       6,239
Valuation of securities..................................       1,775     (21,300)      6,210
Goodwill.................................................      (1,787)     (2,102)     (2,727)
Provision for unauthorized reinsurers....................         887
Other non insurance subsidiaries equity..................        (230)
APCapital equity excluding subsidiaries..................      73,734
Other....................................................       1,623         912       2,087
                                                             --------    --------    --------
     Shareholders' equity, December 31...................    $369,425    $208,786    $188,752
                                                             ========    ========    ========
Statutory net income (loss) for the year ended December
  31.....................................................    $  8,913    $   (992)   $ 11,083
                                                             ========    ========    ========

     On January 1, 2001, significant changes to the statutory basis of accounting will become effective in all states in which the Company is licensed. The cumulative effect of these changes, known as the Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption is expected to be an increase in statutory surplus of approximately $33.4 million. The Company expects that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

20.  SEGMENT INFORMATION

     The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments -- medical professional liability lines property and casualty insurance, workers' compensation line property and casualty insurance, personal and commercial lines property and casualty insurance, other, and corporate and investments. The accounting policies of the segments are the same as those described in the basis of presentation. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses; reported segment results would change if different methods were applied. The Company does not allocate assets, investment income and income taxes to operating segments. Segment information, for which results are

                  AMERICAN PHYSICIANS CAPITAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20.  SEGMENT INFORMATION -- (CONTINUED)

regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              2000          1999          1998
                                                            --------    ------------    --------
                                                                        IN THOUSANDS
Revenues:
  Medical professional liability........................    $109,492      $ 96,323      $ 96,288
  Workers' compensation.................................      46,980        36,758        30,001
  Personal and commercial...............................      12,804        10,730        10,244
  Other.................................................      11,066         4,845           462
  Corporate and investments.............................      40,376        39,064        41,823
                                                            --------      --------      --------
       Total revenue....................................    $220,718      $187,720      $178,818
                                                            ========      ========      ========
Income (loss) before income taxes:
  Medical professional liability........................    $ (7,099)     $ (9,146)     $(15,133)
  Workers' compensation.................................      (4,015)       (4,774)       (4,986)
  Personal and commercial...............................      (1,590)       (2,482)       (3,064)
  Other.................................................      (2,630)       (5,929)         (328)
  Corporate and investments.............................      32,079        32,301        35,975
                                                            --------      --------      --------
       Total income before income taxes.................    $ 16,745      $  9,970      $ 12,464
                                                            ========      ========      ========

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited operating results by quarter for 2000 and 1999 are summarized below:

                                                                                     NET INCOME
                                                    TOTAL      INCOME                PER COMMON
                                                  REVENUES     BEFORE                  SHARE
                                                  AND OTHER    INCOME       NET       ASSUMING
                                                   INCOME       TAXES     INCOME     DILUTION*
                                                  ---------    -------    -------    ----------
2000
  1st Quarter.................................    $ 51,455     $ 3,558    $ 2,407
  2nd Quarter.................................      56,157       5,980      4,021
  3rd Quarter.................................      54,781       2,612      2,335
  4th Quarter.................................      58,325       4,595      3,182      $0.07
                                                  --------     -------    -------
                                                  $220,718     $16,745    $11,945
                                                  ========     =======    =======
1999
  1st Quarter.................................    $ 43,740     $   362    $   591
  2nd Quarter.................................      45,231       3,351      2,600
  3rd Quarter.................................      49,802       1,801      1,564
  4th Quarter.................................      48,947       4,456     28,974
                                                  --------     -------    -------
                                                  $187,720     $ 9,970    $33,729
                                                  ========     =======    =======

- ---------------

* For period subsequent to conversion.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 28, 2001.
                                          AMERICAN PHYSICIANS CAPITAL, INC.
                                                    /S/ WILLIAM B. CHEESEMAN
                                          By:
                                          --------------------------------------

                                                    William B. Cheeseman
                                             Its: President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 2001 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                                     TITLE
                  ---------                                     -----
          /s/ WILLIAM B. CHEESEMAN             President, Chief Executive Officer and
- ---------------------------------------------  Director
            William B. Cheeseman

             /s/ FRANK H. FREUND               Vice President, Treasurer, Chief
- ---------------------------------------------  Financial Officer and principal
               Frank H. Freund                 accounting officer

           /s/ THOMAS R. BERGLUND              Director and Chairman of the Board
- ---------------------------------------------
          Thomas R. Berglund, M.D.

            /s/ BILLY B. BAUMANN               Director
- ---------------------------------------------
           Billy B. Baumann, M.D.

              /s/ MYRON EMERICK                Director
- ---------------------------------------------
             Myron Emerick, D.O.

            /s/ APPARAO MUKKAMALA              Director
- ---------------------------------------------
           AppaRao Mukkamala, M.D.

            /s/ LLOYD A. SCHWARTZ              Director
- ---------------------------------------------
              Lloyd A. Schwartz

                                 EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital's commission file number is 000-32057.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
   2.1    Plan of Conversion, dated June 28, 2000, as amended
          September 22, 2000(2)
   3.1    Articles of Incorporation(2)
   3.2    Bylaws(2)
 *10.1    American Physicians Capital, Inc. Stock Compensation Plan(3)
  10.2    Stock Purchase Agreement, dated August 31, 1999, by and
          among APAssurance and William B. Cheeseman and William J.
          Gaugier(2)
  10.3    First Amendment, dated October 9, 2000, to Stock Purchase
          Agreement, dated August 31, 1999, by and among APAssurance,
          William B. Cheeseman and William J. Gaugier(2)
  10.4    Stock Purchase Agreement between Kentucky Medical Insurance
          Company and Stratton, Cheeseman & Walsh, Inc., dated March
          6, 1997(2)
  10.5    APAssurance/SCW Sales Agency Agreement (Medical Professional
          Liability -- Michigan Only), dated January 1, 2000(2)
  10.6    KMIC Insurance Company Agency Agreement, dated October 13,
          1998(2)
 *10.7    Employment Agreement between William B. Cheeseman and MICOA
          Management Company, Inc., dated October 27, 1999(1)
 *10.8    Employment Agreement between Stephen L. Byrnes and
          Stratton-Cheeseman Management Company, dated April 4,
          1997(2)
 *10.9    Employment Agreement between Robert J. Kellogg and
          Stratton-Cheeseman Management Company, dated July 18,
          1997(2)
  10.10   Agency Agreement between APAssurance and Stratton,
          Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)
  10.11   Sub-Agent Agreement between SCW Agency Group, Inc. and
          Managed Insurance Services, Inc., dated April 11, 2000(2)
  10.12   MSMS/APAssurance Marketing Support Agreement, effective
          January 1, 2000, between the Michigan State Medical Society and APAssurance(2)
 *10.13   Executive Employment Agreement, dated as of October 11,
          2000, between Robert J. Kellogg and APAssurance(1)
 *10.14   Executive Employment Agreement, dated as of October 11,
          2000, between Frank H. Freund and APAssurance(1)
 *10.15   Executive Employment Agreement, dated as of October 11,
          2000, between Stephen L. Byrnes and APAssurance(1)
 *10.16   Executive Employment Agreement, dated as of October 11,
          2000, between Margo C. Runkle and APAssurance(1)
 *10.17   Executive Employment Agreement, dated as of October 11,
          2000, between Dawn L. Shattuck and APAssurance(1)
 *10.18   Form of Stock Option Agreement with Directors, dated
          December 5, 2000(1)
 *10.19   Form of Stock Option Agreement with Executives, dated
          December 5, 2000(1)
 *10.20   Form of Restricted Stock Award with Directors, dated
          December 5, 2000(1)
 *10.21   Form of Restricted Stock Award with Executives, dated
          December 5, 2000(1)
  21.1    Subsidiaries of APCapital(1)
  23.1    Consent of PricewaterhouseCoopers LLP(1)

- ---------------

 *  Current management contracts or compensatory plans or arrangements.

(1) Filed herewith.

(2) Filed as an exhibit to APCapital's Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3) Filed as an exhibit to APCapital's Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.