Form 10-Q
period 2001-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2001-05-15
CIK 1118148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _________________ to ___________________

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

                                YES /X/   NO / /

The number of shares outstanding of the registrant's common stock, no par value per share, as of May 11, 2001 was 11,623,992.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000..........................  3

               Condensed Consolidated Statements of Income
                  Three months ended March 31, 2001 and 2000....................  4

               Condensed Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 2001 and 2000....................  5

               Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000....................  6

               Notes to Condensed Consolidated Financial Statements.............  7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................  9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 13

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K................................. 14

SIGNATURES...................................................................... 14

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                        March 31,        December 31,
                                                                           2001              2000
                                                                        ---------        -----------
Assets                                                                        (In thousands)
Investments:
      Fixed maturities
          Available-for-sale, at fair value                             $ 611,067         $ 464,784
      Equity securities, at fair value                                        577               730
      Other investments                                                    53,098            40,631
                                                                        ---------         ---------
              Total investments                                           664,742           506,145
Cash and cash equivalents                                                  95,251           255,878
Premiums receivable                                                        53,439            51,354
Reinsurance recoverable                                                    72,091            72,002
Deferred federal income taxes                                              29,750            32,725
Property and equipment, net of accumulated depreciation                    13,612            15,949
Goodwill, net of accumulated amortization                                  15,948            16,481
Other assets                                                               37,147            27,442
                                                                        ---------         ---------
              Total assets                                              $ 981,980         $ 977,976
                                                                        =========         =========
Liabilities
Unpaid losses and loss adjustment expenses                              $ 482,143         $ 483,273
Unearned premiums                                                          93,453            88,047
Other liabilities                                                          27,226            37,231
                                                                        ---------         ---------
              Total liabilities                                           602,822           608,551
Shareholders' Equity
Common stock, no par value, 50,000,000 shares
      authorized, 11,626,592 shares outstanding
Authorized: 11,626,592 and 11,625,055 shares outstanding
      at December 31, 2000 and March 31, 2001,
      respectively
Additional paid-in-capital                                                144,940           144,940
Retained earnings                                                         230,591           226,454
Unearned stock compensation                                                (1,392)           (1,450)
Accumulated other comprehensive income:
      Net unrealized appreciation (depreciation) on investments,
          net of deferred federal income taxes                              5,019              (519)
                                                                        ---------         ---------
              Total shareholders' equity                                  379,158           369,425
                                                                        ---------         ---------
              Total liabilities and shareholders' equity                $ 981,980         $ 977,976
                                                                        =========         =========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                       THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------
                                           2001           2000
                                           ----           ----
                                     (In thousands, except share data)
Net premiums written                       $50,506        $ 46,210
Change in unearned premiums                 (1,256)         (3,956)
                                           -------        --------
Net premiums earned                         49,250          42,254

Investment income                           12,510           8,285
Net realized gains (losses)                   (201)            743
Other income                                   330             173
                                           -------        --------
     Total revenues                         61,889          51,455

Losses and loss adjustment expenses         43,533          36,106
Underwriting expenses                       10,728          10,224
Investment expenses                            532             859
Interest expense                               122             193
Amortization expense                           533             582
General and administrative expenses            391             (67)
                                           -------        --------
     Total expenses                         55,839          47,897
                                           -------        --------

     Income before income taxes              6,050           3,558
Federal income tax expense                   1,913           1,151
                                           -------        --------
     Net income                            $ 4,137        $  2,407
                                           =======        ========

Net income per common share
   Basic                                   $ 0.36
   Diluted                                 $ 0.36

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2001           2000
                                                           ------        -------
                                                              (In thousands)
Net income                                                 $4,137        $ 2,407
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities
  net of deferred income taxes of $2,985 in 2001 and
  ($2,677) in 2000                                          5,538         (5,197)
                                                           ------        -------
      Comprehensive income (loss)                          $9,675        $(2,790)
                                                           ======        =======

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                        Three Months Ended March 31,
                                                                        ---------------------------
                                                                          2001              2000
                                                                        ---------         --------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                       $   4,137         $  2,407
       Adjustments to reconcile net income to net cash
               provided by operating activities:
         Depreciation and amortization                                      1,145              965
         Net realized (gains) losses                                          201             (743)
         Deferred federal income taxes                                        (81)          (2,400)
         Changes in other assets and liabilities                          (18,068)          26,152
                                                                        ---------         --------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (12,666)          26,381
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases
         Available-for-sale - fixed maturities                           (185,404)         (79,423)
         Available-for-sale - equity securities                                            (13,548)
         Real estate                                                                        (4,149)
         Property and equipment                                              (475)            (856)
       Sales and maturities
         Available-for-sale - fixed maturities                             35,812           70,113
         Available-for-sale - equity securities                               179           15,461
         Held-to-maturity                                                                      980
         Other investments                                                     35            3,046
         Property and equipment                                             1,892
                                                                        ---------         --------
             NET CASH USED IN INVESTING ACTIVITIES                       (147,961)          (8,376)
                                                                        ---------         --------
             NET (DECREASE) INCREASE IN CASH                             (160,627)          18,005
             CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               255,878           33,093
                                                                        ---------         --------
             CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  95,251         $ 51,098
                                                                        =========         ========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of American Physicians Capital, Inc. ("APCapital") and its wholly owned subsidiaries, Insurance Corporation of America ("ICA"), APSpecialty Insurance Corporation, APConsulting LLC, APDirect Sales LLC, Alpha Advisors, Inc. and American Physicians Assurance Corporation ("APA"), together referred to in this report as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

         The Company is principally engaged in the business of providing medical professional liability, workers' compensation and personal and commercial insurance throughout the United States with a concentration of writings in the Midwest.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results may differ from those estimates.

         The most significant estimates that are susceptible to significant change in the near term relate to the determination of the losses and loss adjustment expense reserves. Although considerable variability is inherent in these estimates, management believes that the reserves are adequate. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.


2. NET INCOME PER SHARE

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding calculated on a daily basis. The weighted average common shares used for

              AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


determining basic income per common share were 11,451,661 for the three months ended March 31, 2001. The effect of dilutive stock options and awards added 170,651 shares for the three months ended March 31, 2001 for the computation of diluted income per common share.

3. SEGMENT INFORMATION

         The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments - medical professional liability, workers' compensation, personal and commercial lines, other, and corporate and investments. The accounting policies of the segments are the same as those described in the basis of presentation. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses; reported segment results would change if different methods were applied. The Company does not allocate assets, investment income and income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2001             2000
                                                 --------         --------
Revenues:
     Medical professional liability              $ 29,355         $ 26,296
     Workers' compensation                         13,065           10,927
     Personal and commercial                        2,644            2,916
     Other                                          4,187            2,114
     Corporate and investments                     12,638            9,202
                                                 --------         --------
       Total revenue                             $ 61,889         $ 51,455
                                                 ========         ========

Income (loss) before income taxes:
     Medical professional liability                (1,257)          (2,978)
     Workers' compensation                         (1,546)          (1,112)
     Personal and commercial                       (2,072)            (232)
     Other                                           (133)             245
     Corporate and investments                     11,058            7,635
                                                 --------         --------
         Total income before income taxes        $  6,050         $  3,558
                                                 ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion contains certain forward-looking statements relating to the Company's anticipated future financial condition and operating results of and its current business plans. In the future, the financial condition and operating results the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences are discussed elsewhere in this report and in "Item 1 - Business - Uncertainties Relating to Forward-Looking Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports filed by the Company with the Securities and Exchange Commission. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         APCapital operates primarily in three insurance product segments:
Medical Professional Liability, Workers' Compensation and Personal and Commercial Lines.

          MEDICAL PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

         Medical professional liability net premiums earned were $29.4 million for the three months ended March 31, 2001, an increase of $3.1 million, or 11.8%, compared to the three months ended March 31, 2000. The increase in medical professional liability net premiums earned was mainly due to price increases instituted by the Company in all states plus greater penetration in the Florida and Ohio markets.

         Medical professional liability incurred loss and loss adjustment expenses totaled $24.9 million for the three months ended March 31, 2001, an increase of $624,000, or 2.6%, compared to the three months ended March 31, 2000. The medical professional liability incurred loss and loss adjustment expense ratio decreased to 84.7% for the three months ended March 31, 2001 from 92.2% for the same period of 2000, due primarily to an increase in premium rates, tightening of underwriting standards, and lowering of policy limits in certain states. Incurred losses for the three months ended March 31, 2001 included $750,000 of favorable development on prior accident year compared to $2 million for the three months ended March 31, 2000.

         Medical professional liability underwriting expenses were $5.8 million for the three months ended March 31, 2001, an increase of $715,000, or 14.0%, compared to the same period of 2000. The underwriting expense ratio was 19.6% for the three months ended March 31, 2001, compared to 19.2% for the same period of 2000. This increase was due primarily to the growth of premiums in states where the Company pays higher commissions.

         WORKERS' COMPENSATION INSURANCE OPERATIONS SEGMENT

         Workers' compensation net premiums earned were $13.1 million for the three months ended March 31, 2001, an increase of $2.1 million, or 19.1%, compared to the three months ended March 31, 2000. The increase in net premiums earned is due to premium rate increases and policy growth in the states of Minnesota, Illinois and Iowa.

         Workers' compensation incurred loss and loss adjustment expenses totaled $11.1 million for the three months ended March 31, 2001, an increase of $2.2 million, or 24.7%, compared to the same period of 2000. The workers' compensation incurred loss and loss adjustment expense ratio increased to 85.0% for the three months ended March 31, 2001 from 81.1% for the same period of 2000, primarily due to higher loss expenses in Minnesota and some adverse reserve development on prior year loss developments.

         Workers' compensation underwriting expenses were $3.5 million for the three months ended March 31, 2001, an increase of $331,000, or 10.4%, compared to the same period of 2000. The underwriting expense ratio decreased to 26.9% for the three months ended March 31, 2001, from 29.1% for the same period of 2000. This decrease resulted from the Company's expense reduction initiatives and lower assessments and fees.

         PERSONAL AND COMMERCIAL LINES INSURANCE OPERATIONS SEGMENT

         Personal and commercial net premiums earned were $2.6 million for the three months ended March 31, 2001, a decrease of $272,000, or 10.5%, compared to the three months ended March 31, 2000, due to the Company's phase-out of this line.

         Personal and commercial incurred loss and loss adjustment expenses totaled $4.1 million for the three months ended March 31, 2001, an increase of $2.0 million or 95.2%, compared to the three months ended March 31, 2000. The personal and commercial insurance incurred loss and loss adjustment expense ratio increased to 155.9% for the three months ended March 31, 2001, from 73.1% for the same period of 2000, primarily due to a higher amount of winter storm-related losses in 2001.

         Personal and commercial and underwriting expenses were $595,000 for the three months ended March 31, 2001, a decrease of $423,000, or 41.6%, compared to the same period of 2000. The underwriting expense ratio decreased to 22.5% for the three months ended March 31, 2001 from 34.9% for the same period of 2000. This reduction of expense is directly related to the closing of this line of business, which began in the fourth quarter of 2000. Costs associated with staff layoffs had been accrued in 2000. Actual severance costs were approximately equal to amounts accrued.

         GENERAL INSURANCE OPERATIONS

         Net investment income, excluding realized investment gains, was $12.5 million for the three months ended March 31, 2001, an increase of $4.2 million, or 50.6%, compared to the three months ended March 31, 2000. Approximately $2.3 million of this increase is attributable to investment of the proceeds of the Company's initial public offering received in December 2000. In addition, in December 2000 the Company liquidated approximately $35 million in equity securities, investing the proceeds in interest income producing government and corporate bonds. The remaining increase reflects a higher amount of total investments and a shift of some of the Company's portfolio from tax exempt securities to higher yielding taxable corporate securities. Net realized gains and losses were ($201,000) and $743,000 during the three month periods ended March 31, 2001 and 2000, respectively.

         The Company's general and administrative expenses increased $458,000 from a credit of $67,000. The increase was due to new costs incurred by the holding company, which were not present in the first quarter of 2000. The credit in 2000 arose due to a reduction in the allowance for doubtful accounts. Management expects the results from 2001 to be more representative of continuing operations.

         The Company recorded $1.9 million in federal income tax expense for the three months ended March 31, 2001, compared to a $1.2 million expense during the same period in 2000, due to the higher income for the current quarter. The effective tax rate was 31.5% for the three months ended March 31, 2001, compared to 32.3% for the three months ended March 31, 2000.

         Net income for the three months ended March 31, 2001 was $4.1 million on revenues of $61.9 million compared to net income of $2.4 million on revenues of $51.4 million for the three months ended March 31, 2000. The increase in net income was due primarily to increased investment income and reductions in the Company's expense ratio. Further reductions to underwriting expenses will be offset by investments made to improve technology systems of the Company.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, the Company is indebted to a related party in the amount of $10 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in installments, without interest, over the next nine years beginning in April 2001. At March 31, 2001, the Company had no material commitments for capital expenditures. However the Company intends to invest in technology systems to improve its operational efficiency.

         The Company's net cash flow used in operating activities was approximately $12.7 million for the three months ended March 31, 2001, compared to $26.4 million generated from operations for the three months ended March 31, 2000. The first quarter of 2000 included the receipt of $27.7 million related to the settlement with the Internal Revenue Service.

         At March 31, 2001, the Company had $95.3 million of cash available and an investment portfolio of $664.7 million. The portfolio includes $11.4 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of March 31, 2001, $223.4 million of bonds mature in the next one to five years and $323.9 million mature in the next five to ten years.

         Total assets increased $4.0 million to $982.0 million at March 31, 2001, compared to $978.0 million at December 31, 2000. The increase was due primarily to an increase in other assets and, to a lesser extent, an increase in premiums receivable. Other assets increased due to a larger amount of accrued investment income and certain prepaid assets. Premiums receivable increased primarily due to the increase in written premiums in the quarter.

         Loss and loss adjustment expense reserves decreased $1.1 million to $482.2 million at March 31, 2001, from $483.3 million at December 31, 2000. This decrease was due primarily to non-renewing the personal and commercial line of business and the settlement of several large medical professional liability claims in the quarter.

         The unearned premium reserve increased $5.4 million, or 6.1% to $93.4 million at March 31, 2001, from $88.0 million at December 31, 2000. The increase was due primarily to the increased premium writings in the first quarter of 2001 compared to the same period in 2000.

         The Company's Board of Directors has approved a stock repurchase program authorizing the Company to acquire up to 5% or approximately 600,000 shares of its common stock. Under this program, the Company may purchase its stock in the open market or through privately negotiated transactions. No shares have been repurchased under the program as of March 31, 2001.

         Based on historical trends, market conditions and its business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short- and long-term liquidity needs over the next year and beyond. Because economic, market and regulatory conditions may change, there can be no assurance that our funds will be sufficient to meet these liquidity needs.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS Nos. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Because we currently do not use derivative instruments, the adoption of SFAS No. 133 did not affect our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

         Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

         As of March 31, 2001, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

QUALITATIVE INFORMATION ABOUT MARKET RISK

         Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

         We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value, which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at March 31, 2001 were deemed to be temporary.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

         Our fixed income security portfolio was valued at $611.1 million at March 31, 2001 and had an average modified duration of 4.44 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

                              Portfolio           Change           Modified
Changes in Rates                Value            in Value          Duration
                              ---------          --------          --------
                                         (dollars in thousands)
+2%.................          $555,849          $(55,218)            4.40
+1%.................           582,659           (28,406)            4.42
0...................           611,067              --               4.44
-1%.................           637,219            26,152             4.02
-2%.................           663,685            52,618             4.13

                           PART II. OTHER INFORMATION


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

No reports were filed during the three months ended March 31, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2001

                         AMERICAN PHYSICIANS CAPITAL, INC.


                         By:  /s/ William B. Cheeseman
                              ------------------------
                              William B. Cheeseman
                              Its: President and Chief Executive Officer


                         By:  /s/ Frank H. Freund
                              -------------------
                              Frank H. Freund
                              Its: Vice President, Treasurer,
                              Chief Financial Officer
                              and principal accounting officer