Form 10-Q
period 2001-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2001-08-13
CIK 1118148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-Q

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  [X]       NO  [ ]
The number of shares outstanding of the registrant's common stock, no par value per share, as of August 8, 2001 was 11,207,722.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets........      3
               Condensed Consolidated Statements of
               Income.......................................      4
               Condensed Consolidated Statements of
               Comprehensive Income.........................      5
               Condensed Consolidated Statements of Cash
               Flows........................................      6
               Notes to Condensed Consolidated Financial
               Statements...................................      7
       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................      8
       Item 3. Quantitative and Qualitative Disclosures
               About Market Risk............................     12
PART II. OTHER INFORMATION
       Item 4. Submission of Matters to a Vote of Security
               Holders......................................     13
       Item 6. Exhibits and Reports on Form 8-K.............     13
SIGNATURES..................................................     14

                         PART I. FINANCIAL INFORMATION
               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2001           2000
                                                                -----------   ------------
                                                                (UNAUDITED)
                                                                      (IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
ASSETS
Investments:
  Fixed maturities
     Available-for-sale, at fair value......................     $623,571       $464,784
  Equity securities, at fair value..........................          652            730
  Other investments.........................................       40,640         40,631
                                                                 --------       --------
          Total investments.................................      664,863        506,145
Cash and cash equivalents...................................       87,065        255,878
Premiums receivable.........................................       51,115         51,354
Reinsurance recoverable.....................................       68,600         72,002
Deferred federal income taxes...............................       32,132         32,725
Property and equipment, net of accumulated depreciation.....       14,122         15,949
Goodwill, net of accumulated amortization...................       15,414         16,481
Other assets................................................       36,582         27,442
                                                                 --------       --------
          TOTAL ASSETS......................................     $969,893       $977,976
                                                                 ========       ========
LIABILITIES
Unpaid losses and loss adjustment expenses..................     $485,399       $483,273
Unearned premiums...........................................       85,981         88,047
Other liabilities...........................................       27,793         37,231
                                                                 --------       --------
          Total liabilities.................................      599,173        608,551
                                                                 --------       --------
SHAREHOLDERS' EQUITY
Commons stock, no par value, 50,000,000 shares authorized:
  11,208,622 and 11,625,055 shares outstanding at June 30,
  2001 and December 31, 2000, respectively
Additional paid-in-capital..................................      137,034        144,940
Retained earnings...........................................      235,015        226,454
Unearned stock compensation.................................       (1,328)        (1,450)
Accumulated other comprehensive income:
  Net unrealized depreciation on investments, net of
     deferred federal income taxes..........................           (1)          (519)
                                                                 --------       --------
          Total shareholders' equity........................      370,720        369,425
                                                                 --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $969,893       $977,976
                                                                 ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------      ----------------
                                                     2001       2000        2001        2000
                                                     ----       ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums written............................    $42,011    $39,446    $ 92,517    $ 85,656
Change in unearned premiums.....................      7,331      4,791       6,075         835
                                                    -------    -------    --------    --------
  Net premiums earned...........................     49,342     44,237      98,592      86,491
Investment income...............................     12,280      8,869      24,790      17,154
Net realized gains (losses).....................         19      1,121        (182)      1,864
Other income....................................        180      1,930         510       2,103
                                                    -------    -------    --------    --------
  Total revenues................................     61,821     56,157     123,710     107,612
                                                    -------    -------    --------    --------
Losses and loss adjustment expenses.............     42,614     37,530      86,147      73,636
Underwriting expenses...........................     10,858      9,736      21,586      19,960
Investment expenses.............................        411        694         943       1,553
Interest expense................................        113        271         235         464
Amortization expense............................        534        582       1,067       1,164
General and administrative expenses.............        541        631         932         564
Demutualization Costs...........................                   274                     274
Restructuring Costs.............................                   459                     459
                                                    -------    -------    --------    --------
  Total expenses................................     55,071     50,177     110,910      98,074
                                                    -------    -------    --------    --------
  Income before income taxes....................      6,750      5,980      12,800       9,538
Federal income tax expense......................      2,326      1,959       4,239       3,110
                                                    -------    -------    --------    --------
  Net income....................................    $ 4,424    $ 4,021    $  8,561    $  6,428
                                                    =======    =======    ========    ========
Net income per common share
  Basic.........................................    $  0.39               $   0.75
  Diluted.......................................    $  0.38               $   0.74

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                -----------------
                                                                 2001      2000
                                                                ------    -------
                                                                 (IN THOUSANDS)
Net income..................................................    $8,561    $ 6,428
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities net of
     deferred income taxes of $279 in 2001 and ($1,271) in
     2000...................................................       518     (2,361)
                                                                ------    -------
  Comprehensive income......................................    $9,079    $ 4,067
                                                                ======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                   2001           2000
                                                                -----------    ----------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................     $   8,561      $  6,428
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................         2,273         2,491
     Net realized (gains) losses............................           185        (1,864)
     Deferred federal income taxes..........................           205          (337)
     Changes in other assets and liabilities................       (14,397)       38,006
                                                                 ---------      --------
       NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES..........................................        (3,173)       44,724
                                                                 ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases
     Available-for-sale -- fixed maturities.................      (222,666)      132,003)
     Available-for-sale -- equity securities................                     (31,842)
     Real estate............................................                      (5,352)
     Property and equipment.................................        (1,393)         (786)
  Sales and maturities
     Available-for-sale -- fixed maturities.................        65,103       128,785
     Available-for-sale -- equity securities................           187        33,436
     Held-to-maturity.......................................                         980
     Other investments......................................           141         3,645
     Property and equipment.................................         1,894
                                                                 ---------      --------
       NET CASH (USED IN) PROVIDED BY INVESTING
        ACTIVITIES..........................................      (156,734)       (3,137)
                                                                 ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in note payable..................................        (1,000)
  Purchase of treasury stock................................        (7,906)
                                                                 ---------
       NET CASH USED IN FINANCING ACTIVITIES................        (8,906)
                                                                 ---------
       NET (DECREASE) INCREASE IN CASH......................      (168,813)       41,587
       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......       255,878        33,093
                                                                 ---------      --------
       CASH AND CASH EQUIVALENTS, END OF PERIOD.............     $  87,065      $ 74,680
                                                                 =========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of American Physicians Capital, Inc. ("APCapital") and its wholly owned subsidiaries, Insurance Corporation of America ("ICA"), APSpecialty Insurance Corporation, APConsulting LLC, APDirect Sales LLC, Alpha Advisors, Inc., APIndemnity (Bermuda), Ltd., APManagement, Ltd. and American Physicians Assurance Corporation ("APA"), together referred to in this report as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.  STOCKHOLDERS' EQUITY AND NET INCOME PER SHARE

     In March 2001, the Company's Board of Directors authorized the purchase of up to 5% of its outstanding common stock, representing approximately 581,000 shares. The Company's purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company's capital requirements. As of June 30, 2001, the Company has purchased 415,000 shares at a cost of $7.9 million related to this authorization.

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 11,413,685 for the six months ended June 30, 2001. The effect of dilutive stock options and awards added 175,163 shares for the six months ended June 30, 2001 for the computation of diluted income per common share. The weighted average common shares used for determining basic income per common share were 11,376,169 for the three months ended June 30, 2001. The effect of dilutive stock options and awards added 176,772 shares for the three months ended June 30, 2001 for the computation of diluted income per common share.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

3.  SEGMENT INFORMATION

     The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments -- medical professional liability, workers' compensation, personal and commercial lines, other, and corporate and investments. The accounting policies of the segments are the same as those described in the basis of presentation. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses; reported segment results would change if different methods were applied. The Company does not allocate assets, investment income and income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
Revenues:
  Professional liability....................................    $ 59,157    $ 53,113
  Workers' compensation.....................................      26,239      22,617
  Personal and commercial...................................       4,586       6,033
  Other.....................................................       8,610       4,727
  Corporate and investments.................................      25,118      21,122
                                                                --------    --------
     Total revenue..........................................    $123,710    $107,612
                                                                ========    ========
Income (loss) before income taxes:
  Professional liability....................................      (2,738)     (3,590)
  Workers' compensation.....................................      (3,131)     (1,656)
  Personal and commercial...................................      (2,598)       (605)
  Other.....................................................        (672)     (1,254)
  Corporate and investments.................................      21,939      16,643
                                                                --------    --------
     Total income before income taxes.......................    $ 12,800    $  9,538
                                                                ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion contains certain forward-looking statements relating to the Company's anticipated future financial condition and operating results of and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences are discussed elsewhere in this report and in "Item
1 -- Business -- Uncertainties Relating to Forward-Looking Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports filed by the Company with the Securities and Exchange Commission. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS -- 2001 QUARTER AND YEAR-TO-DATE RESULTS COMPARED TO 2000

     We operate primarily in three insurance product segments: Medical Professional Liability, Workers' Compensation and Personal and Commercial Lines. See Note 3 to Notes to Condensed Consolidated Financial Statements for further information regarding the operating results of our business segments.

          MEDICAL PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

     Medical professional liability net premiums earned were $59.2 million for the six months ended June 30, 2001, an increase of $6.1 million, or 11.5%, compared to the six months ended June 30, 2000. For the three months ended June 30, 2001, medical professional liability net earned premiums were $29.8 million, an increase of $3.0 million, or 11.2%, compared to the three months ended June 30, 2000. The increases in medical professional liability net premiums earned were mainly due to price increases instituted by the Company in all states and, to a lesser extent, to greater penetration of the Florida market.

     Medical professional liability incurred loss and loss adjustment expenses totaled $50.4 million for the six months ended June 30, 2001, an increase of $3.0 million, or 6.3%, compared to the six months ended June 30, 2000. For the three months ended June 30, 2001, loss and loss adjustment expenses were $25.5 million, an increase of $2.3 million or 9.9%, compared to the three months ended June 30, 2000. The medical professional liability incurred loss and loss adjustment expense ratio decreased to 85.2% for the six months ended June 30, 2001 from 89.3% for the same period of 2000. For the three months period ended June 30, 2001 and 2000, the loss ratios were 85.6% and 86.4%, respectively. The decreasing loss ratios were due primarily to increases in premium rates, a tightening of our underwriting standards and a reduction of our policy limits in certain states.

     Medical professional liability underwriting expenses were $11.5 million for the six months ended June 30, 2001, an increase of $2.2 million, or 23.6%, compared to the same period of 2000. The underwriting expense ratio was 19.3% for the six months ended June 30, 2001, compared to 17.5% for the same period of 2000. Underwriting expenses were $5.8 million for the quarter ended June 30, 2001, an increase of $1.5 million, or 34.9% from the same three months in 2000. The underwriting ratio increased to 19.3% for the second quarter of 2001 from 15.9% for the same period in 2000. These increases were due primarily to the growth of premiums in states where the Company pays higher commissions and higher license and other fees.

               WORKERS' COMPENSATION INSURANCE OPERATIONS SEGMENT

     Workers' compensation net premiums earned were $26.2 million for the six months ended June 30, 2001, an increase of $3.6 million, or 15.9%, compared to the six months ended June 30, 2000. For the three months ended June 30, 2001, workers' compensation net earned premiums were $13.2 million, an increase of $1.5 million, or 12.8%, compared to the three months ended June 30, 2000. The increases in net premiums earned are due primarily to premium rate increases and policy growth in the states of Minnesota, Illinois and Iowa.

     Workers' compensation incurred loss and loss adjustment expenses totaled $22.3 million for the six months ended June 30, 2001, an increase of $4.7 million, or 26.7%, compared to the same period of 2000. For the three months ended June 30, 2001, loss and loss adjustment expenses were $11.2 million, an increase of $2.5 million, or 28.7%, compared to the three months ended June 30, 2000. The workers' compensation incurred loss and loss adjustment expense ratio increased to 84.9% for the six months ended June 30, 2001 from 77.8% for the same period of 2000. For the three-month period ended June 30, 2001 and 2000, the loss ratios were 84.9% and 74.8%, respectively. The increasing loss ratios were primarily due to higher loss expenses in Minnesota and $600,000 of adverse reserve development on prior year losses incurred in 2001.

     Workers' compensation underwriting expenses were $7.1 million for the six months ended June 30, 2001, an increase of $412,000, or 6.1%, compared to the same period of 2000. The underwriting expense ratio decreased to 27.0% for the six months ended June 30, 2001, from 29.5% for the same period of 2000. Underwriting expenses were $3.6 million for the quarter ended June 30, 2001, an increase of $100,000, or 2.9% from the same three months in 2000. The underwriting ratio decreased to 27.1% for the second quarter of 2001 from 29.9% for the period in 2000. These decreases resulted primarily from the Company's expense reduction initiatives and lower assessments and fees.

           PERSONAL AND COMMERCIAL LINES INSURANCE OPERATIONS SEGMENT

     Personal and commercial net premiums earned were $4.6 million for the six months ended June 30, 2001, a decrease of $1.4 million, or 23.3%, compared to the six months ended June 30, 2000. For the three months ended June 30, 2001, personal and commercial net earned premiums were $1.9 million, a decrease of $1.2 million, or 38.7%, compared to the three months ended June 30, 2000. These decreases were due to the Company's phase-out of this line.

     Personal and commercial incurred loss and loss adjustment expenses totaled $6.2 million for the six months ended June 30, 2001, an increase of $1.7 million or 38.6%, compared to the six months ended June 30, 2000. For the three months ended June 30, 2001, loss and loss adjustment expenses were $2.1 million, a decrease of $200,000, or 8.7%, compared to the three months ended June 30, 2000. The personal and commercial insurance incurred loss and loss adjustment expense ratio increased to 135.8% for the six months ended June 30, 2001, from 74.1% for the same period of 2000. For the three-month periods ended June 30, 2001 and 2000, the loss ratios were 108.5% and 75.0%, respectively. The increasing loss ratios were due primarily to a higher amount of winter storm-related losses in 2001 and the run-off of this line.

     Personal and commercial underwriting expenses were $957,000 for the six months ended June 30, 2001, a decrease of $1.2 million, or 54.5%, compared to the same period of 2000. The underwriting expense ratio decreased to 20.9% for the six months ended June 30, 2001 from 35.9% for the same period of 2000. Underwriting expenses were $361,000 for the quarter ended June 30, 2001, a decrease of $790,000, or 68.6%, from the same three months in 2000. The underwriting ratio decreased to 18.6% for the second quarter of 2001 from 36.9% for the same period in 2000. These reductions of expenses are directly related to the closing of this line of business, which began in the fourth quarter of 2000.

CORPORATE, INVESTMENTS AND OTHER

     Net investment income, excluding realized investment gains, was $24.8 million for the six months ended June 30, 2001, an increase of $7.6 million, or 44.2%, compared to the six months ended June 30, 2000. For the quarter ended June 30, 2001, net investment income was $12.3 million, an increase of $3.6 million, or 41.4% compared to the same period for 2000. Approximately $4.4 million of the annual increase is attributable to investment of the proceeds of the Company's initial public offering received in December 2000. In addition, in 2000, the Company liquidated approximately $35 million in equity securities, investing the proceeds in interest income producing government and corporate bonds and shifting some of the Company's portfolio from tax-exempt securities to higher yielding taxable corporate securities. Net realized gains and losses were ($183,000) and $1.8 million during the six-month periods ended June 30, 2001 and 2000, respectively. Net realized gains were $19,000 in the second quarter of 2001 compared to $1,121,000 in the second quarter of 2000.

     The Company's general and administrative expenses increased $368,000 to $932,000 during the six months ended June 30, 2001 compared to the prior year. The increase was due to new costs incurred by the holding company associated with the Company becoming publicly traded in December 2000. These costs include stock market listing fees, investor relations fees, shareholder meeting costs and securities reporting expenses. Management expects the general and administrative expenses from 2001 to be more representative of continuing operations.

     The second quarter of 2000 also included unique items, which were not incurred in the second quarter of 2001. In the second quarter of 2000, the Company incurred demutualization and restructuring costs associated with the initial public offering process. Also, the Company was able to recognize interest income earned in 2000 associated with the final settlement refund from the Internal Revenue Service.

     The Company recorded $4.2 million in federal income tax expense for the six months ended June 30, 2001, compared to a $3.1 million expense during the same period in 2000, due to the higher income for the current quarter. The effective tax rate was 33.1% for the six months ended June 30, 2001, compared to 32.6% for the six months ended June 30, 2000.

     Net income for the six months ended June 30, 2001 was $8.6 million on revenues of $123.7 million compared to net income of $6.4 million on revenues of $107.6 million for the six months ended June 30, 2000. Net income for the second quarter of 2001 was $4.4 million on revenues of $61.8 million, compared to net income of $4.0 million on revenues of $56.2 million for the second quarter of 2000. The increase in net income was due primarily to increased investment income and reductions in the Company's expense ratio. We expect, however, that any further reductions to the underwriting expense ratio will be offset by investments being made to improve technology systems of the Company.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, the Company is indebted to a related party in the amount of $9.0 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, without interest, over the next seven years. At June 30, 2001, the Company had no material commitments for capital expenditures.

     The Company's net cash flow used in operating activities was approximately $3.1 million for the six months ended June 30, 2001, compared to $44.7 million generated from operations for the six months ended June 30, 2000. The six months ended June 30, 2000 included the receipt of $41.2 million related to the settlement with the Internal Revenue Service. The Company generated negative cash flows from operations for the six months ended June 30, 2001, primarily due to the timing of reinsurance premium payments and changes in certain other asset and liability accounts.

     At June 30, 2001, the Company had $87.1 million of cash available and an investment portfolio of $664.7 million. The portfolio includes $9.4 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of June 30, 2001, $245.7 million of bonds mature in the next one to five years and $314.2 million mature in the next five to ten years.

     Total assets decreased $8.2 million to $969.8 million at June 30, 2001, compared to $978.0 million at December 31, 2000. The decrease was due primarily to a decrease in cash and invested assets as a result of cash used in operations and stock repurchases. Other assets increased due to a larger amount of accrued investment income and certain prepaid assets.

     Loss and loss adjustment expense reserves increased $2.1 million to $485.4 million at June 30, 2001, from $483.3 million at December 31, 2000. This increase was due to increased writings in both the workers' compensation and medical professional liability lines.

     The unearned premium reserve decreased $2.0 million, or 2.3% to $86.0 million at June 30, 2001, from $88.0 million at December 31, 2000. The decrease was due primarily to the lower seasonal writing in medical professional liability in the second quarter of 2001.

     In March 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to acquire up to 5%, or approximately 581,000 shares of its outstanding common stock. The Company's purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company's capital requirements. Approximately 415,000 shares have been repurchased under the program as of June 30, 2001 at a cost of $7,886,000. In July 2001, the Company's Board of Directors authorized the repurchase of up to an additional 5% of the outstanding shares of its common stock, or approximately 560,000 shares.

     Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short- and long-term liquidity needs over the next year and beyond. Because economic, market and regulatory conditions may change, there can be no assurance that our funds will be sufficient to meet these liquidity needs.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS Nos. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Because we currently do not use derivative instruments, the adoption of SFAS No. 133 did not affect our results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets." These standards provide guidance on how our company would account for acquired businesses and related disclosure issues.

     These standards eliminate the "pooling of interest" method for transactions initiated after June 30, 2001, and effective January 1, 2002, eliminate the amortization of goodwill and certain intangible assets. The standards require annual impairment testing and potential loss recognition for goodwill and non-intangible assets. The change regarding the elimination of goodwill and other intangible amortization will be made prospectively with the adoption of the new standard as of January 1, 2002. Prior period financial results will be not be restated. However, we will also disclose, for comparison purposes, earnings information for prior periods exclusive of comparable amortization expense. We are currently assessing the impact of these provisions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

     As of June 30, 2001, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

QUALITATIVE INFORMATION ABOUT MARKET RISK

     Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

     We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value, which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at June 30, 2001 were deemed to be temporary.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

     Our fixed income security portfolio was valued at $623.6 million at June 30, 2001 and had an average modified duration of 4.16 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

                                                               PORTFOLIO     CHANGE     MODIFIED
                     CHANGES IN RATES                            VALUE      IN VALUE    DURATION
                     ----------------                          ---------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
+2%........................................................    $569,547     $(54,025)     4.23
+1%........................................................     595,927      (27,644)     4.22
0..........................................................     623,571           --      4.16
-1%........................................................     649,596       26,024      3.84
-2%........................................................     676,221       52,649      3.95

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 13, 2001, at which the shareholders elected six directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

                                                 VOTES        VOTES
                  NOMINEE                         FOR        WITHHELD
                  -------                      ----------    --------
Myron R. Emerick, D.O......................    10,540,162     5,700
AppaRao Mukkamala, M.D.....................    10,540,162     5,700
Billy B. Baumann, M.D......................    10,540,162     5,700
Lloyd A. Schwartz..........................    10,539,762     6,100
William B. Cheeseman.......................    10,540,162     5,700
Thomas R. Berglund, M.D....................    10,540,162     5,700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     None Filed.

     (b) Reports on Form 8-K.

     No reports were filed during the three months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001
                                          AMERICAN PHYSICIANS CAPITAL, INC.

                                          By:  /s/ WILLIAM B. CHEESEMAN
                                          --------------------------------------
                                                   William B. Cheeseman
                                            Its: President and Chief Executive
                                                         Officer

                                          By:     /s/ FRANK H. FREUND
                                          --------------------------------------
                                                     Frank H. Freund
                                             Its: Vice President, Treasurer,
                                                 Chief Financial Officer
                                             and principal accounting officer