Form 10-Q
period 2001-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2001-11-14
CIK 1118148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   Form 10-Q

[X]
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

             1301 NORTH HAGADORN ROAD, EAST LANSING, MICHIGAN 48823
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (517) 351-1150

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  [X]       NO  [ ]
The number of shares outstanding of the registrant's common stock, no par value per share, as of November 12, 2001 was 10,934,122.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets........      3
               Condensed Consolidated Statements of
               Income.......................................      4
               Condensed Consolidated Statements of
               Comprehensive Income.........................      5
               Condensed Consolidated Statements of Cash
               Flows........................................      6
               Notes to Condensed Consolidated Financial
               Statements...................................      7
       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................      8
       Item 3. Quantitative and Qualitative Disclosures
               About Market Risk............................     13
PART II. OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K.............     14
SIGNATURES..................................................     15

                         PART I. FINANCIAL INFORMATION
               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2001            2000
                                                                -------------   ------------
                                                                 (UNAUDITED)
                                                                       (IN THOUSANDS,
                                                                     EXCEPT SHARE DATA)
ASSETS
Investments:
  Fixed maturities
     Available-for-sale, at fair value......................     $  624,382       $464,784
  Equity securities, at fair value..........................            608            730
  Other investments.........................................         39,700         40,631
                                                                 ----------       --------
          Total investments.................................        664,690        506,145
Cash and cash equivalents...................................        107,275        255,878
Premiums receivable.........................................         58,725         51,354
Reinsurance recoverable.....................................         94,617         72,002
Federal income tax recoverable..............................         14,289
Deferred federal income taxes...............................         31,091         32,725
Property and equipment, net of accumulated depreciation.....         14,037         15,949
Goodwill, net of accumulated amortization...................         14,881         16,481
Other assets................................................         39,722         27,442
                                                                 ----------       --------
          TOTAL ASSETS......................................     $1,039,327       $977,976
                                                                 ==========       ========
LIABILITIES
Unpaid losses and loss adjustment expenses..................     $  572,425       $483,273
Unearned premiums...........................................         95,639         88,047
Other liabilities...........................................         29,207         37,231
                                                                 ----------       --------
          Total liabilities.................................        697,271        608,551
                                                                 ----------       --------
SHAREHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized:
  10,949,522 and 11,625,055 shares outstanding at September
  30, 2001 and December 31, 2000, respectively
Additional paid-in-capital..................................        131,790        144,940
Retained earnings...........................................        199,187        226,454
Unearned stock compensation.................................         (1,169)        (1,450)
Accumulated other comprehensive income:
  Net unrealized appreciation (depreciation) on investments,
     net of deferred federal income taxes...................         12,248           (519)
                                                                 ----------       --------
          Total shareholders' equity........................        342,056        369,425
                                                                 ----------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $1,039,327       $977,976
                                                                 ==========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED SEPT
                                                        SEPT 30,                   30,
                                                   ------------------     ----------------------
                                                     2001       2000        2001         2000
                                                     ----       ----        ----         ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums written...........................    $ 56,833    $53,405    $149,350     $139,061
Change in unearned premiums....................      (7,868)    (7,318)     (1,793)      (6,483)
                                                   --------    -------    --------     --------
  Net premiums earned..........................      48,965     46,087     147,557      132,578
Investment income..............................      11,619      9,265      36,409       26,419
Net realized (losses) gains....................      (2,358)      (860)     (2,540)       1,004
Other income...................................           4        290         514        2,393
                                                   --------    -------    --------     --------
  Total revenues...............................      58,230     54,782     181,940      162,394
                                                   --------    -------    --------     --------
Losses and loss adjustment expenses............     100,451     39,082     186,598      112,718
Underwriting expenses..........................      11,186     11,384      32,772       31,344
Investment expenses............................         411        592       1,354        2,145
Interest expense...............................          75        212         310          676
Amortization expense...........................         533        582       1,600        1,746
General and administrative expenses............         618        124       1,550          688
Demutualization costs..........................                    139                      413
Restructuring costs............................                     55                      514
                                                   --------    -------    --------     --------
  Total expenses...............................     113,274     52,170     224,184      150,244
                                                   --------    -------    --------     --------
  Income (loss) before income taxes............     (55,044)     5,612     (42,244)      12,150
Federal income tax (benefit) expense...........     (19,216)       277     (14,977)       3,387
                                                   --------    -------    --------     --------
  Net (loss) income............................    $(35,828)   $ 2,335    $(27,267)    $  8,763
                                                   ========    =======    ========     ========
Net loss per common share
  Basic........................................    $  (3.26)              $  (2.42)
  Diluted......................................    $  (3.26)              $  (2.42)

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                -------------------
                                                                  2001       2000
                                                                --------    -------
                                                                  (IN THOUSANDS)
Net (loss) income...........................................    $(27,267)   $ 8,763
Other comprehensive income:
  Unrealized gains on investment securities net of deferred
     income taxes of $6,875 in 2001 and $1,372 in 2000......      12,767      2,548
                                                                --------    -------
  Comprehensive (loss) income...............................    $(14,500)   $11,311
                                                                ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income.........................................    $ (27,267)   $   8,763
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................        3,666        3,664
     Net realized losses (gains)............................        2,540       (1,004)
     Deferred federal income taxes..........................       (5,436)      (1,402)
     Changes in other assets and liabilities................       32,568       45,424
                                                                ---------    ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES............        6,071       55,445
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases
     Available-for-sale -- fixed maturities.................     (233,517)    (199,499)
     Available-for-sale -- equity securities................                   (39,593)
     Real estate............................................                    (5,352)
     Property and equipment.................................       (1,782)      (1,129)
  Sales and maturities
     Available-for-sale -- fixed maturities.................       92,416      149,048
     Available-for-sale -- equity securities................          180       40,669
     Held-to-maturity.......................................                       980
     Other investments......................................          260        3,584
     Property and equipment.................................        1,919
                                                                ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES................     (140,524)     (51,292)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in note payable..................................       (1,000)
  Purchase of treasury stock................................      (13,150)
                                                                ---------
       NET CASH USED IN FINANCING ACTIVITIES................      (14,150)
                                                                ---------
       NET (DECREASE) INCREASE IN CASH......................     (148,603)       4,153
       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......      255,878       33,093
                                                                ---------    ---------
       CASH AND CASH EQUIVALENTS, END OF PERIOD.............    $ 107,275    $  37,246
                                                                =========    =========

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

     The Company is principally engaged in the business of providing medical professional liability and workers' compensation insurance throughout the United States with a concentration of writings in the Midwest.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.  STOCKHOLDERS' EQUITY AND NET INCOME PER SHARE

     In March 2001, the Company's Board of Directors authorized the purchase of up to 5% of its then outstanding common stock, representing approximately 581,000 shares. The Company's purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company's capital requirements. During the quarter, the Company completed its purchases pursuant to this authorization. During this period, an additional 166,000 shares were purchased at a cost of $3,480,000, bringing the total cost to $11,386,000.

     In July 2001, the Company's Board of Directors authorized the repurchase of up to an additional 5% of the then outstanding shares of its common stock, or approximately 560,000 shares. As of September 30, 2001, the Company has purchased 91,000 shares at a cost of $1,764,000 pursuant to this authorization. In November 2001, the Company's Board of Directors authorized the repurchase of an additional 540,000 shares.

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 11,274,980 for the nine months ended September 30, 2001. The weighted average common shares used for determining basic income per common share were 11,002,095 for the three months ended September 30, 2001.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

3.  SEGMENT INFORMATION

     The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments -- medical professional liability, workers' compensation, personal and commercial lines, other, and corporate and investments. The accounting policies of the segments are the same as those described in the basis of presentation. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Reported segment results would change if different methods were applied. The Company does not allocate assets, investment income and income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
Revenues:
  Professional liability....................................    $ 88,418    $ 81,517
  Workers' compensation.....................................      39,765      34,112
  Personal and commercial...................................       5,566       9,391
  Other.....................................................      13,808       7,558
  Corporate and investments.................................      34,383      29,816
                                                                --------    --------
     Total revenue..........................................    $181,940    $162,394
                                                                ========    ========
Income (loss) before income taxes:
  Professional liability....................................    $(52,618)   $ (4,192)
  Workers' compensation.....................................     (12,655)     (3,266)
  Personal and commercial...................................      (3,460)     (1,778)
  Other.....................................................      (3,080)     (2,249)
  Corporate and investments.................................      29,569      23,635
                                                                --------    --------
     Total income loss before income taxes..................    $(42,244)   $ 12,150
                                                                ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission. See, for example, the disclosures in "Item
1 -- Business -- Uncertainties Relating to Forward-Looking Statements" of the Company's Annual Report on Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission. Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

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

     MEDICAL PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

     Medical professional liability net premiums earned were $88.4 million for the nine months ended September 30, 2001, an increase of $6.9 million, or 8.5%, compared to the nine months ended September 30, 2000. For the three months ended September 30, 2001, medical professional liability net earned premiums were $29.3 million, an increase of $857,000, or 3.0%, compared to the three months ended September 30, 2000. The increases in medical professional liability net premiums earned were mainly due to price increases and reduced discounts instituted by the Company in all states. Also, the Company experienced greater penetration of the Florida and Illinois markets. However, this was offset by insured physician reduction in Ohio and Kentucky due to re-underwriting efforts. The Company is seeking regulatory approval of significant additional rate increases.

     Medical professional liability incurred loss and loss adjustment expenses totaled $123.2 million for the nine months ended September 30, 2001, an increase of $52.4 million, or 74.0%, compared to the nine months ended September 30, 2000. For the three months ended September 30, 2001, loss and loss adjustment expenses were $72.8 million, an increase of $49.4 million or 111.1%, compared to the three months ended September 30, 2000. The medical professional liability incurred loss and loss adjustment expense ratio increased to 139.4% for the nine months ended September 30, 2001 from 86.9% for the same period of 2000. For the three-month period ended September 30, 2001 and 2000, the loss ratios were 248.9% and 82.4%, respectively. The increasing loss ratios were due primarily to reserve adjustments taken in the third quarter, which related to prior accident years and revisions made to current year expected losses. Due to the unexpected significant increase in reported losses and claim severity in the third quarter of 2001, including an unusually high frequency of large claims, the Company undertook and completed a comprehensive internal actuarial study. As a result of this study, the Company determined to revise the actuarial assumptions upon which its loss reserves are based and adjusted its loss reserves accordingly.

     On a direct basis, the Company's paid medical professional liability losses were $80.4 million for the nine months ended September 30, 2001, compared to $64.4 million for the comparable period in 2000, an increase of $16.0 million or 24.8% for the three months ended September 30, 2001, direct paid medical professional liability losses were $28.3 million compared to $24.9 million for the third quarter of 2000.

     The reserve adjustments included a total of approximately $20.0 million increase on prior accident years, primarily the medical professional liability 1999 and 2000 years. In addition, the current accident year loss estimates were increased approximately $24 million to reflect the Company's revised assumptions regarding loss development patterns. The adjustments were made primarily as a result of a loss in the Company's Ohio, Florida and Kentucky medical professional liability markets. Ohio and Florida are relatively new markets for the Company and tend to have higher policy limits. Thus, actual loss development can be volatile and difficult to predict. With these revised loss assumptions, the 2001 accident year net loss and loss adjustment expense ratio is 116.8% for medical professional liability.

     Medical professional liability underwriting expenses were $17.8 million for the nine months ended September 30, 2001, an increase of $2.9 million, or 19.5%, compared to the same period of 2000. The underwriting expense ratio was 20.1% for the nine months ended September 30, 2001, compared to 18.3% for the same period of 2000. Underwriting expenses were $6.3 million for the quarter ended September 30, 2001, an increase of $700,000, or 12.5% from the same three months in 2000. The underwriting ratio increased to 21.5% for the third quarter of 2001 from 19.8% for the same period in 2000. These increases were due primarily to the growth of premiums in states where the Company pays higher commissions and higher license and other fees. In addition, the Company recorded the maximum ceded premium on all effected swing-rated

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

reinsurance treaties due to the higher loss assumptions. This approximately $3 million increase in ceded premiums contributed to the higher underwriting expense ratio.

     WORKERS' COMPENSATION INSURANCE OPERATIONS SEGMENT

     Workers' compensation net premiums earned were $39.8 million for the nine months ended September 30, 2001, an increase of $5.6 million, or 16.4%, compared to the nine months ended September 30, 2000. For the three months ended September 30, 2001, workers' compensation net earned premiums were $13.5 million, an increase of $2.0 million, or 17.4%, compared to the three months ended September 30, 2000. The increases in net premiums earned were due primarily to premium rate increases and reduced credits, as well as policy growth in the states of Minnesota, Illinois and Indiana. The Company is seeking regulatory approval of significant additional rate increases.

     Workers' compensation incurred loss and loss adjustment expenses totaled $41.7 million for the nine months ended September 30, 2001, an increase of $14.5 million, or 53.3%, compared to the same period of 2000. For the three months ended September 30, 2001, loss and loss adjustment expenses were $19.4 million, an increase of $7.9 million, or 68.7%, compared to the three months ended September 30, 2000. The workers' compensation incurred loss and loss adjustment expense ratio increased to 104.9% for the nine months ended September 30, 2001 from 79.8% for the same period of 2000. For the three-month period ended September 30, 2001 and 2000, the loss ratios were 143.6% and 83.6%, respectively. The increasing loss ratios were due to an overall pattern of increasing losses in workers' compensation, especially in the Company's newer states, Illinois, Iowa and Kentucky. As a result of these high loss patterns, the Company increased its prior year reserves in almost all markets by a total of $5 million. The current accident year loss estimates were increased $6 million, primarily in the markets noted above. After these adjustments, the 2001 accident year net loss and loss adjustment expense ratio is 90.9% for workers' compensation.

     Workers' compensation underwriting expenses were $10.7 million for the nine months ended September 30, 2001, an increase of $500,000, or 4.9%, compared to the same period of 2000. The underwriting expense ratio decreased to 26.9% for the nine months ended September 30, 2001, from 29.8% for the same period of 2000. Underwriting expenses were $3.6 million for the quarter ended September 30, 2001, an increase of $100,000, or 2.9% from the same three months in 2000. The underwriting ratio decreased to 26.8% for the third quarter of 2001 from 30.4% for the same period in 2000. These decreases resulted primarily from the Company's expense reduction initiatives and lower assessments and fees.

     PERSONAL AND COMMERCIAL LINES INSURANCE OPERATIONS SEGMENT

     Personal and commercial net premiums earned were $5.6 million for the nine months ended September 30, 2001, a decrease of $3.8 million, or 40.4%, compared to the nine months ended September 30, 2000. For the three months ended September 30, 2001, personal and commercial net earned premiums were $1.0 million, a decrease of $2.4 million, or 70.6%, compared to the three months ended September 30, 2000. These decreases were due to the Company's decision to exit this line of business.

     Personal and commercial incurred loss and loss adjustment expenses totaled $7.9 million for the nine months ended September 30, 2001, an increase of $200,000 or 2.6%, compared to the nine months ended September 30, 2000. For the three months ended September 30, 2001, loss and loss adjustment expenses were $1.6 million, a decrease of $1.7 million, or 51.5%, compared to the three months ended September 30, 2000. The personal and commercial insurance incurred loss and loss adjustment expense ratio increased to 141.5% for the nine months ended September 30, 2001, from 82.5% for the same period of 2000. For the three-month periods ended September 30, 2001 and 2000, the loss ratios were 167.9% and 97.5%, respectively. The increasing loss ratios were due primarily to a higher amount of winter storm-related losses in 2001 and the Company's decision to exit this line of business.

     Personal and commercial underwriting expenses were $1.2 million for the nine months ended September 30, 2001, a decrease of $2.2 million, or 64.7%, compared to the same period of 2000. The underwriting

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

expense ratio decreased to 20.7% for the nine months ended September 30, 2001 from 36.5% for the same period of 2000. Underwriting expenses were $200,000 for the quarter ended September 30, 2001, a decrease of $1.1 million, or 84.6%, from the same three months in 2000. The underwriting ratio decreased to 19.9% for the third quarter of 2001 from 37.4% for the same period in 2000. These reductions of expenses were directly related to the Company's decision to close this line of business, which began in the fourth quarter of 2000.

     CORPORATE, INVESTMENTS AND OTHER

     Net investment income, excluding realized investment gains, was $36.4 million for the nine months ended September 30, 2001, an increase of $10.0 million, or 37.9%, compared to the nine months ended September 30, 2000. For the quarter ended September 30, 2001, net investment income was $11.6 million, an increase of $2.3 million, or 24.7% compared to the same period for 2000. Approximately $6.3 million of the annual increase is attributable to investment of the proceeds of the Company's initial public offering received in December 2000. In addition, in 2000, the Company liquidated approximately $35.0 million in equity securities, investing the proceeds in interest income producing government and corporate bonds and shifting some of the Company's portfolio from tax-exempt securities to higher yielding taxable corporate securities. Net realized gains and losses were ($2.5 million) and $1.0 million during the nine-month periods ended September 30, 2001 and 2000, respectively. Net realized losses were $2.4 million in the third quarter of 2001 compared to $860,000 in the third quarter of 2000. Approximately $1.8 million of the 2001 loss was attributable to a security whose decline in market value was considered other than temporary by the Company. The Company maintains a portfolio of cash and short-term investments to meet operating cash needs, fund the share repurchase programs, and for potential acquisitions. Recent reductions in the short-term Federal interest rate has reduced the yields generated by this portfolio.

     The Company's general and administrative expenses increased $862,000 to $1.55 million during the nine months ended September 30, 2001 compared to the prior year. The increase was due to new costs incurred by the holding company associated with the Company becoming publicly traded in December 2000. These costs include stock market listing fees, investor relations fees, shareholder meeting costs and securities reporting expenses. Management expects the general and administrative expenses from 2001 to be more representative of continuing operations.

     The third quarter of 2000 and the nine-month period ended September 30, 2000 also included unique items, which were not incurred in the respective periods of 2001. These included demutualization costs associated with the initial public offering process and restructuring charges.

     The Company recorded $15.0 million in federal income tax benefit for the nine months ended September 30, 2001, compared to a $3.4 million expense during the same period in 2000, due to the loss for the current quarter. The effective tax rate was 35.5% for the nine months ended September 30, 2001, compared to 27.9% for the nine months ended September 30, 2000.

     Net loss for the nine months ended September 30, 2001 was $27.3 million on revenues of $181.9 million compared to net income of $8.8 million on revenues of $162.4 million for the nine months ended September 30, 2000. Net loss for the third quarter of 2001 was $35.8 million on revenues of $58.2 million, compared to net income of $2.3 million on revenues of $54.8 million for the third quarter of 2000. The decrease in net income was due primarily to increased incurred losses and the increase in reserves due to adverse development, which were partially offset by increased investment income and reductions in the Company's expense ratio.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, the Company is

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

indebted to a related party in the amount of $9.0 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, without interest, over the next seven years. At September 30, 2001, the Company had no material commitments for capital expenditures, with the exception of the proposed acquisition of RTW.

     The Company's net cash flow generated by operations was approximately $6.1 million for the nine months ended September 30, 2001, compared to $55.4 million generated from operations for the nine months ended September 30, 2000. The nine months ended September 30, 2000 included the receipt of $41.2 million related to the settlement with the Internal Revenue Service.

     At September 30, 2001, the Company had $107.3 million of cash available and an investment portfolio of $664.7 million. The portfolio includes $8.6 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of September 30, 2001, $259.7 million of bonds mature in the next one to five years and $306.8 million mature in the next five to ten years.

     Total assets increased $61 million to $1.04 billion at September 30, 2001, compared to $978 million at December 31, 2000. The increase was due primarily to increases in reinsurance recoverables, federal income tax recoverable and accrued investment income.

     Loss and loss adjustment expense reserves increased $89.1 million to $572.4 million at September 30, 2001, from $483.3 million at December 31, 2000. This increase was due to increased writings in both the workers' compensation and medical professional liability lines and the reserve enhancement previously described above.

     The unearned premium reserve increased $7.6 million, or 8.6% to $95.6 million at September 30, 2001, from $88.0 million at December 31, 2000. The increase was due primarily to the higher seasonal writing in medical professional liability in the third quarter of 2001.

     In March 2001, the Company's Board of Directors authorized the purchase of up to 5% of its then outstanding common stock, representing approximately 581,000 shares. The Company's purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company's capital requirements. During the quarter, the Company completed its purchases under this authorization. During this period, an additional 166,000 shares were purchased at a cost of $3,480,000, bringing the total cost to $11,386,000.

     In July 2001, the Company's Board of Directors authorized the repurchase of an additional 560,000 shares. As of September 30, 2001, the Company has purchased 91,000 of these shares at a cost of $1,764,000. In November 2001, the Company's Board of Directors authorized the repurchase of an additional 540,000 shares. The Company intends to continue repurchasing its shares, in the market and otherwise, when appropriate using available cash resources.

     In November 2001, the Company entered into a letter of intent to acquire RTW, Inc., a Minnesota-based insurance company. In the transaction, the Company would acquire all of the 10.3 million outstanding shares of RTW stock for cash in the range of $3.10 per share. The transaction, which is expected to close in early 2002, is subject to various conditions, such as the completion of due diligence, the negotiation and execution of a definitive merger agreement, regulatory approvals and approval of RTW's shareholders. The Company expects to fund the purchase price for the transaction from available cash resources.

     Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short- and long-term liquidity needs over the next year and beyond. Because economic, market and regulatory conditions may change, there can be no assurance that our funds will be sufficient to meet these liquidity needs.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

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

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets." These standards provide guidance on how the Company would account for acquired businesses and related disclosure issues. In addition, these standards eliminate the "pooling of interest" method for transactions initiated after June 30, 2001, and effective January 1, 2002, eliminate the amortization of goodwill and certain intangible assets. The standards require annual impairment testing and potential loss recognition for goodwill and non-intangible assets. The change regarding the elimination of goodwill and other intangible amortization will be made prospectively with the adoption of the new standard as of January 1, 2002. Prior period financial results will be not be restated. However, we will also disclose, for comparison purposes, earnings information for prior periods exclusive of comparable amortization expense. The majority of goodwill was the result of the purchase of Stratton Cheeseman Management Company. The Company believes this goodwill has not been impaired and, as a result, will not be amortized against net income for periods beginning after January 1, 2002. Management will continue to review this transaction for impairment.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This Standard will generally be effective for the Company on a prospective basis, beginning January 1, 2002. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include (1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and (2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, management does not expect the adoption of this Standard to have a significant impact on the Company's 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

     As of September 30, 2001, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

QUALITATIVE INFORMATION ABOUT MARKET RISK

     Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

     We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value, which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at September 30, 2001 were deemed to be temporary, with the exception of one security noted earlier for which the Company recognized a loss in the third quarter of 2001. See "Subsequent Event," below.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

     Our fixed income security portfolio was valued at $624.4 million at September 30, 2001 and had an average modified duration of 3.62 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

                                                               PORTFOLIO     CHANGE     MODIFIED
                     CHANGES IN RATES                            VALUE      IN VALUE    DURATION
                     ----------------                          ---------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
+2%........................................................    $578,580     $(45,802)     3.55
+1%........................................................     601,405      (22,976)     3.53
0..........................................................     624,381           --      3.62
-1%........................................................     648,913       24,532      3.84
-2%........................................................     674,340       49,959      3.95

SUBSEQUENT EVENT

     The Company incurred a $1.8 million realized loss during the quarter which was attributed to a write-down of a security whose decline in market value was considered other than temporary impaired by the Company. Subsequent to September 30, 2001, the Company suffered an additional $3.7 million decrease in the market value of this security, which will be recognized in the fourth quarter if the security does not recover. The security has a par value of $6.5 million and has a current market value of $1.1 million.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     None Filed.

     (b) Reports on Form 8-K.

     No reports were filed during the three months ended September 30, 2001.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

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