Form 10-K
period 2001-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2002-03-27
CIK 1118148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from           to
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

             1301 NORTH HAGADORN ROAD, EAST LANSING, MICHIGAN 48823
               (Address of principal executive offices)(Zip Code)
       Registrant's telephone number, including area code: (517) 351-1150
        Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  [X]       NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 1, 2002, based on $17.65 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market's National Market), was approximately $172.3 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.
As of March 1, 2002 the Registrant had 10,100,442 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     American Physicians Capital, Inc., or APCapital, is an insurance holding company which writes primarily medical professional liability insurance through its subsidiaries American Physicians Assurance Corporation, or APAssurance (formerly Mutual Insurance Corporation Of America, or MICOA), Insurance Corporation of America and APSpecialty Insurance Corporation (formerly RML Insurance Company). It also provides workers' compensation insurance and, on a limited basis, health coverage. APCapital also owns several financial services companies. APCapital and its consolidated subsidiaries are sometimes referred to in this report as "we" or the "Company". At December 31, 2001, we insured approximately 12,500 physicians in 14 states throughout the United States, with a concentration in the Midwest.

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

PRODUCTS AND SERVICES

     MEDICAL PROFESSIONAL LIABILITY. We underwrite medical professional and hospital professional liability policy coverages for physicians and physician medical groups, clinics and other providers in the health care industry. Medical professional liability insurance insures physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer both claims made and occurrence policies, and include legal defense against asserted medical professional liability claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. Policyholders are insured continuously while their claims-made policy is in force. Occurrence policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as several hospitals.

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

     WORKERS' COMPENSATION. We currently focus our efforts on eight workers' compensation business niches: health care, light to medium manufacturing, restaurants, educational services, non-profit organizations, specialty trade contractors, wholesalers, and auto related sales and services. These niches were determined after analyzing the current book of business, available premium, size of market and profit potential. Within these eight niches, we only write 40 classes out of 660 workers' compensation classes. In some instances, we also looked at the classes of business our agents specialize in writing. The areas on which we focus our efforts tend to be under-serviced geographic markets and under-served classes, and we make a special effort toward the health care sector.

     HEALTH INSURANCE. We currently write small business employee health insurance through a single preferred provider organization located in western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization which sponsors this plan. We also provide medical professional liability coverage to a majority of the physician members of this organization. All other programs have been discontinued.

     OTHER INSURANCE. We previously sold personal and commercial insurance. We are no longer accepting new business in this line of business and have not renewed business previously written by us in this line.

     OTHER FINANCIAL SUBSIDIARIES. We have developed and acquired a variety of other organizations to offer financial services and consulting to its customers. These services include captive insurance company arrangements, loss control consulting, risk management and investment management. Revenues from these sources are not yet material.

SUMMARY PREMIUM VOLUME BY LINE

     The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the amount of direct premiums written and net premiums earned for each of our lines of insurance.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------
                                        2001                 2000                 1999
                                  -----------------    -----------------    -----------------
                                              % OF                 % OF                 % OF
                                   AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                  --------    -----    --------    -----    --------    -----
                                                    (DOLLARS IN THOUSANDS)
Direct Premiums Written
  Medical professional
     liability..................  $149,254     64.7%   $123,996     61.0%   $122,877     64.8%
  Workers' compensation.........    63,977     27.7      50,739     25.0      43,151     22.8
  Health........................    18,001      7.8      13,215      6.5       9,950      5.2
  Other.........................      (467)    (0.2)     15,219      7.5      13,669      7.2
                                  --------    -----    --------    -----    --------    -----
     Total......................  $230,765    100.0%   $203,169    100.0%   $189,647    100.0%
                                  ========    =====    ========    =====    ========    =====
Net Premiums Earned
  Medical professional
     liability..................  $119,657     59.1%   $109,492     60.7%   $ 96,323     64.8%
  Workers' compensation.........    58,378     28.8      46,980     26.1      36,758     24.7
  Health........................    18,668      9.2      11,066      6.1       4,845      3.3
  Other.........................     5,668      2.8      12,804      7.1      10,730      7.2
                                  --------    -----    --------    -----    --------    -----
     Total......................  $202,371    100.0%   $180,342    100.0%   $148,656    100.0%
                                  ========    =====    ========    =====    ========    =====

MARKETING

     Our marketing philosophy is to sell profitable business in our core lines of insurance through a broad, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, purchasing group programs, marketing alliances, sales agreements with other insurance companies and exclusive agency agreements.

     We currently market our products through approximately 300 independent agents in 14 states. Our medical professional liability product line is marketed through approximately 40 agents in 13 states, with one strategic partner, SCW Agency Group, Inc. and its subsidiaries accounting for approximately 45% of medical professional liability premiums written during 2001. In Florida, we have six medical professional liability agents who cover the state through exclusive regional contracts. The other agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability, financially sound agencies that focus on this line are selected to represent us in targeted geographic areas. The 40 medical professional liability agencies are reviewed based upon premium volume, retention and profitability goals. Of the 40 agencies that write medical professional liability, 16 wrote over $1 million in premiums with us in 2001.

     We have reduced efforts to write business through our APDirect internet sales channel, choosing to focus on improving customer and agent communication via the internet. We continue to offer alternative risk transfer arrangements through our ART group.

     The Michigan State Medical Society, or MSMS, has endorsed APAssurance as its exclusive professional liability carrier of choice for 26 years and currently endorses APAssurance in accordance with an agreement pursuant to which we compensate the MSMS for marketing our professional medical liability products to MSMS members. APAssurance has also received a similar marketing endorsement agreement from the Michigan Osteopathic Association, the Kentucky Medical Association, and the New Mexico Medical Association.

     Other independent agencies write workers' compensation for us. The premium volume for these agencies is normally minor in relation to the total premiums. Only 19 workers' compensation agencies exceeded $500,000 in premium volume in 2001, and only six of these exceeded $1 million in premium volume. In Minnesota, we have terminated our endorsement for commission relationship with the Minnesota Independent Insurance Agents Association, and are now dealing directly with the insurance agents who write the coverage for us. This change will help to reduce our costs in this market and to enhance our interaction with these agents.

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

     Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 25 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk, high profit physicians to insure with APAssurance.

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

     Our claims representatives are responsible for the outcome of each claim. Therefore, legal direction comes from the claim representative at all times. Most workers' compensation claims are handled outside formal trial proceedings. Of the small number of claims that do become contested, many are resolved prior to hearing.

REINSURANCE

     In accordance with industry practice, we cede to other insurance companies some of the potential liability under insurance policies we have underwritten. This practice, called reinsurance, helps us reduce our net liability on individual risks, stabilize our underwriting results and increase our underwriting capacity. As payment for sharing a portion of our risk, we are also required to share a part of the premium we receive on the related policies. We determine the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are generally renegotiated annually.

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

     Our net retention in workers' compensation is also now $500,000, in states other than Minnesota. In Minnesota, insurers are required to obtain reinsurance from a state facility called the Workers' Compensation Reinsurance Association, or WCRA. Our current net retention on any one claim with respect to the WCRA is $660,000. To take advantage of emerging markets, we have also utilized quota share reinsurance in the recent past, where we share the premium and losses with the reinsurer.

     The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2001. A.M. Best classifies "A" and "A-" ratings as "Excellent" and "A++" and "A+" ratings as "Superior."

Other than the entities listed below, no single reinsurer's percentage participation in 2001 exceeded 5% of total amounts recoverable from reinsurers.

                                                                                             % OF 2001
                                                      AMOUNTS         2001 TOTAL CEDED        AMOUNTS
                                     A.M. BEST    RECOVERABLE FROM        PREMIUMS        RECOVERABLE FROM
            REINSURER                 RATING         REINSURERS           WRITTEN            REINSURERS
            ---------                ---------    ----------------    ----------------    ----------------
                                                            (DOLLARS IN THOUSANDS)
Hannover Ruckversicherungs.......        A+           $19,332              $8,937              18.1%
General Reinsurance
  Corporation....................       A++            16,777                 808              15.7%
Transatlantic Reinsurance
  Company........................       A++            12,737               6,412              12.0%
Gerling Global Reinsurance
  Corp...........................         A            10,593               5,826               9.9%
PMA Reinsurance Corporation......        A-             8,882                  34               8.3%
Employers Reinsurance
  Corporation....................       A++             7,785                 308               7.3%
Converium Re.....................        A+             7,438                  61               7.0%

     We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2001, we concluded that there was no material risk of not being paid by our reinsurers. We have not experienced any difficulties in collecting amounts due from reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves on a physician's death, disability and retirement, or DD&R reserves, which are included in our loss reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

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

     The following table provides a reconciliation, prepared in accordance with generally accepted accounting principles, of beginning and ending loss and loss adjustment expenses reserve balances for the years ended December 31, 2001, 2000 and 1999.

                                                                      ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
Balance, beginning of year.................................    $483,273    $457,072    $422,987
Reinsurance balance recoverable............................     (69,319)    (63,490)    (51,005)
                                                               --------    --------    --------
Net balance, beginning of year.............................     413,954     393,582     371,982
Incurred related to:
  Current year.............................................     228,848     164,997     150,702
  Prior years..............................................      29,000     (11,479)    (19,753)
                                                               --------    --------    --------
Total incurred.............................................     257,848     153,518     130,949
                                                               --------    --------    --------
Paid related to:
  Current year.............................................      41,693      49,243      23,973
  Prior years..............................................     124,554      83,903      85,376
                                                               --------    --------    --------
Total paid.................................................     166,247     133,146     109,349
                                                               --------    --------    --------
Net balance, end of year...................................     505,555     413,954     393,582
Reinsurance balance recoverable............................      91,491      69,319      63,490
                                                               --------    --------    --------
  Balance, end of period...................................    $597,046    $483,273    $457,072
                                                               ========    ========    ========

     During 2001, we encountered adverse development on our prior year loss reserves. This was the result of a significant increase in reported losses in the second half of 2001. Losses on prior accident years were up in our Ohio, Florida and Kentucky medical professional liability markets and were caused primarily by a dramatic increase in loss severity. In addition, current accident year losses in some of our newer medical professional liability markets (Ohio and Florida) and workers compensation markets (Iowa, Illinois, and Kentucky) developed much higher than originally estimated.

     The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1992 through 2001. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The redundancy (or deficiency) exists when the re-estimated liability at each December 31 is less (or greater) than the prior liability estimate. The "cumulative redundancy" (or deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

     The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process.

                                                            AT YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                      1992       1993       1994       1995       1996       1997       1998
                                    --------   --------   --------   --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
Liability for unpaid losses and
 loss adjustment expenses net of
 reinsurance recoverable..........  $331,119   $328,436   $341,254   $334,264   $346,455   $352,836   $371,982
Cumulative net paid as of:
 End of year......................    49,911     57,110     59,982     47,113     69,750     86,703     85,290
 Two years later..................    95,506     97,424     93,724     89,260    134,184    152,656    146,497
 Three years later................   116,038    126,220    122,509    122,734    181,144    188,665    198,774
 Four years later.................   129,027    137,667    142,127    148,000    205,824    215,426
 Five years later.................   141,781    149,443    154,716    158,041    219,944
 Six years later..................   149,291    155,556    160,204    165,250
 Seven years later................   153,323    159,325    165,133
 Eight years later................   157,282    161,385
 Nine years later.................   158,920
Re-estimated net liability as of:
 End of year......................   295,684    304,888    300,626    273,025    324,233    327,542    350,114
 Two years later..................   271,481    269,571    251,083    259,103    302,696    314,613    334,827
 Three years later................   243,745    235,507    239,185    238,572    291,406    290,490    313,248
 Four years later.................   212,275    221,633    221,973    221,226    267,788    273,982
 Five years later.................   207,953    207,074    207,930    196,949    258,838
 Six years later..................   195,612    194,432    187,451    192,521
 Seven years later................   187,735    178,551    185,398
 Eight years later................   173,278    176,827
 Nine years later.................   172,238
Net cumulative (deficiency)
 redundancy.......................   158,881    151,609    155,856    141,743     87,617     78,854     58,734
Gross liability -- end of year....              352,091    367,332    359,330    392,626    407,746    422,987
Reinsurance recoverables..........               23,655     26,078     25,066     46,171     54,910     51,005
                                               --------   --------   --------   --------   --------   --------
Net liability -- end of year......             $328,436   $341,254   $334,264   $346,455   $352,836   $371,982
                                               ========   ========   ========   ========   ========   ========
Gross re-estimated
 liability -- latest..............             $189,695   $194,486   $200,682   $301,089   $331,329   $388,431
Reestimated reinsurance
 recoverables -- latest...........               12,868      9,088      8,162     42,251     57,347     75,183
                                               --------   --------   --------   --------   --------   --------
Net re-estimated
 liability -- latest..............             $176,827   $185,398   $192,521   $258,838   $273,982   $313,248
                                               ========   ========   ========   ========   ========   ========
Gross cumulative (deficiency)
 redundancy.......................             $162,396   $172,846   $158,648   $ 91,537   $ 76,417   $ 34,556
                                               ========   ========   ========   ========   ========   ========

                                      AT YEAR ENDED DECEMBER 31,
                                    ------------------------------
                                      1999       2000       2001
                                    --------   --------   --------
                                        (DOLLARS IN THOUSANDS)
Liability for unpaid losses and
 loss adjustment expenses net of
 reinsurance recoverable..........  $393,582   $413,954   $505,555
Cumulative net paid as of:
 End of year......................    95,471    124,479
 Two years later..................   182,541
 Three years later................
 Four years later.................
 Five years later.................
 Six years later..................
 Seven years later................
 Eight years later................
 Nine years later.................
Re-estimated net liability as of:
 End of year......................   383,004    435,069
 Two years later..................   373,400
 Three years later................
 Four years later.................
 Five years later.................
 Six years later..................
 Seven years later................
 Eight years later................
 Nine years later.................
Net cumulative (deficiency)
 redundancy.......................    20,182    (21,115)
Gross liability -- end of year....   457,072    483,273    597,046
Reinsurance recoverables..........    63,490     69,319     91,491
                                    --------   --------   --------
Net liability -- end of year......  $393,582   $413,954   $505,555
                                    ========   ========   ========
Gross re-estimated
 liability -- latest..............  $451,323   $522,538
Reestimated reinsurance
 recoverables -- latest...........    77,923     87,469
                                    --------   --------
Net re-estimated
 liability -- latest..............  $373,400   $435,069
                                    ========   ========
Gross cumulative (deficiency)
 redundancy.......................  $  5,749   $(43,600)
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

INVESTMENTS

     An important component of our operating results has been the total return on invested assets. Our investment objectives are primarily to maximize current returns, in addition to generating long-term capital appreciation that can ultimately be converted to current income. We are pursuing these objectives while maintaining safety of capital together with adequate liquidity for our insurance operations. All of our investment securities are classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115. As of December 31, 2001, 98% of our investment portfolio, which consisted of fixed income securities, investment real estate, mortgage loans and short-term investments, was investment grade. The fixed income portfolio is managed by one of our subsidiaries. For additional information regarding our investment results, see Note 5 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

COMPETITION

     The insurance industry is highly competitive. We compete with numerous insurance companies and various self-insurance mechanisms. Many of our competitors have considerably greater financial resources and higher A. M. Best Company ratings than we have, particularly our competitors in workers' compensation lines. We believe that the principal competitive factors in all of our lines are service quality, name recognition, breadth and flexibility of coverages, financial stability and, to a lesser degree, price. We believe we compare favorably to many of our competitors based on our excellent service to customers, our close relationship with the medical community, primarily through various medical societies which affords us a high degree of name recognition, our ability to customize product features and programs to fit the needs of our customers and our long history of financial stability.

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

     Our insurance subsidiaries together write insurance in 18 states and are licensed to write insurance in a total of 33 states. Our current focus of operations is on our existing states. However, we continue to expand our geographic capabilities beyond the states where we currently write coverage, by adding licenses when appropriate to allow for future growth.

     HOLDING COMPANY REGULATION. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems such as ours. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS or any other relevant insurance departments to examine APCapital and its insurance subsidiaries at any time, to require disclosure of material transactions between APCapital and its insurance subsidiaries, and to require prior approval of sales or purchases of a material amount of assets and the payment of extraordinary dividends.

     Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period without prior approval of the OFIS is the greater of 10% of APAssurance's statutory surplus, as reported on the most recent annual statement filed with the OFIS, and the net income of APAssurance for the period covered by such annual statement. At December 31, 2001, the amount available for payment of dividends without the prior approval of the OFIS was approximately $12.3 million.

     CHANGE OF CONTROL. The Michigan Insurance Code requires that the OFIS receive prior notice of and approve a change of control for either APAssurance or APCapital. The Michigan Insurance Code contains a complete definition of "control." In simplified terms, a person, corporation, or other entity would obtain "control" of APAssurance or APCapital if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. In addition, our plan of conversion provides that no one may acquire more than 5% of the common shares outstanding of APCapital before December 13, 2005 without OFIS approval. To obtain approval for a change of control, the proposed acquiror must file an application with the OFIS containing detailed information such as the identity and background of the acquiror and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquiror. Insurance laws of other states applicable to our insurance subsidiaries have similar requirements.

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

     The ratio for our primary insurance subsidiary, APAssurance, has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to APAssurance will not increase in the future. As of December 31, 2001, APAssurance's risk-based capital base level was $43.3 million and its total adjusted capital was $176.8 million, for a ratio of 4.1.

     IRIS REQUIREMENTS. The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. For 2001, our results on a consolidated basis were within the acceptable range for all IRIS tests. The NAIC does not compute IRIS ratios on a consolidated basis. However, none of our insurance subsidiaries had more than two ratios outside the acceptable range for 2001.

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

EMPLOYEES

     As of December 31, 2001, we had 226 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

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

     - Although our strategy for growth includes expansion and diversification of our insurance products, there is no assurance that this strategy will be successful.

     - If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

     - An interruption or change in our relationship with an insurance sales agency which is principally owned by our President and Chief Executive Officer could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency. However, the commission rates we pay to this agency are somewhat less than we pay to other agents.

     - If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount which could materially affect the financial condition of the Company.

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

     Other factors not currently anticipated by management may also materially and adversely affect our results of operations. Except as required by applicable law, we do not undertake any obligation to publicly update or alter any forward-looking statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

     No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq Stock Market's National Market under the symbol ACAP since December 8, 2000. Prior to that time, there was no public market for our stock. The following table sets forth the high and low sales price per share of the common stock as reported on the Nasdaq Stock Market for the periods indicated.

                                                                   SALE PRICE
                                                                ----------------
                                                                 HIGH      LOW
                                                                ------    ------
2001
October 1 -- December 31, 2001..............................    $23.60    $14.70
July 1 -- September 30, 2001................................     22.95     18.02
April 1 -- June 30, 2001....................................     20.69     16.50
January 1 -- March 31, 2001.................................     20.44     15.63
2000
December 8 -- December 31, 2000.............................    $17.75    $13.44

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

     As of March 1, 2002, there were approximately 300 shareholders of record of our common stock, based on the records of our transfer agent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data, other than the selected statutory data, are derived from our consolidated financial statements which were prepared in accordance with generally accepted accounting principles. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected statutory data are derived from our annual statements which were prepared in accordance with statutory accounting practices as required by insurance regulatory authorities. See Note 19 of the consolidated financial statements included under Item 8 for a discussion of the principal differences between GAAP and statutory accounting practices.

                                                            AT OR FOR THE
                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2001         2000      1999(A)       1998      1997(B)
                                      ----------    --------    --------    --------    --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Direct premiums written...........  $  230,765    $203,169    $189,647    $160,305    $129,593
  Net premiums written..............     208,779     187,076     158,028     147,801     110,776
                                      ==========    ========    ========    ========    ========
  Net premiums earned...............  $  202,371    $180,342    $148,656    $136,995    $106,764
  Investment income.................      47,883      36,784      30,539      29,451      28,817
  Realized (losses) gains...........      (5,651)      1,164       1,849       9,540       1,687
  Other income......................         546       2,428       6,676       2,832       1,757
                                      ----------    --------    --------    --------    --------
       Total revenues and other
          income....................     245,149     220,718     187,720     178,818     139,025
Losses and Expenses:
  Losses and loss adjustment
     expenses.......................     257,848     153,518     130,949     122,053      88,418
  Underwriting expenses.............      45,111      42,158      40,037      38,455      30,798
  Investment expense................       1,788       2,978       3,283       2,943       2,283
  Interest expense..................         400         716         565         791         343
  Amortization expense..............       2,514       2,328       1,177         906         183
  Other expense.....................       4,718       2,275       1,739       1,206       1,122
                                      ----------    --------    --------    --------    --------
       Total losses and expenses....     312,379     203,973     177,750     166,354     123,147
                                      ----------    --------    --------    --------    --------
(Loss) income from operations before
  federal income tax (benefit)
  expense...........................     (67,230)     16,745       9,970      12,464      15,878
Federal income tax (benefit)
  expense...........................     (23,450)      4,800     (23,759)      3,400       4,829
                                      ----------    --------    --------    --------    --------
Net (loss) income...................  $  (43,780)   $ 11,945    $ 33,729    $  9,064    $ 11,049
                                      ==========    ========    ========    ========    ========
Net (loss) income per common share--
  basic(c)..........................  $    (3.95)   $   0.07
                                      ==========    ========
Net (loss) income per common share--
  diluted(c)........................  $    (3.95)   $   0.07
                                      ==========    ========
Balance Sheet data (at year end):
  Total cash and investments........  $  752,508    $762,023    $541,894    $548,665    $521,469
  Total assets......................   1,038,917     977,976     794,390     715,596     677,529
  Total liabilities.................     731,952     608,551     585,604     526,844     501,137
  Total equity......................     306,965     369,425     208,786     188,752     176,392
GAAP Ratios:
  Loss ratio........................       127.4%       85.1%       88.1%       89.1%       82.8%
  Underwriting expense ratio........        22.3        23.4        26.9        28.1        28.8
  Combined ratio....................       149.7       108.5       115.0       117.2       111.6
  Operating ratio...................       126.9        89.8        96.7        97.8        86.8

                                                            AT OR FOR THE
                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2001         2000      1999(A)       1998      1997(B)
                                      ----------    --------    --------    --------    --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statutory Data:
  Loss ratio........................       131.1%       85.2%       88.0%       89.4%       82.8%
  Underwriting expense ratio........        24.3        24.7        29.2        27.0        28.0
  Combined ratio....................       155.4       109.9       117.2       116.4       110.8
  Surplus...........................  $  203,069    $246,089    $179,829    $144,541    $133,715
  Ratio of statutory net premiums
     written to surplus.............        1.03        0.76        0.88        1.02        0.83

---------------

(a) Operating results for the year ended December 31, 1999 include the effects of a one-time settlement with the Internal Revenue Service. Without this settlement, net income for the year ended December 31, 1999 would have been approximately $4.6 million.

(b) APAssurance's mergers with New Mexico Physicians Mutual Insurance Company and State Mutual Insurance Company in 1997 were accounted for under the pooling method of accounting.

(c) The weighted average shares outstanding for the period from December 13, 2000, the date of the closing of the conversion, through December 31, 2000 were 11,134,981 basic common shares and 11,260,797 common shares assuming dilution. The weighted average shares outstanding for the year ended December 31, 2001, were 11,071,529 basic common shares. As the Company was in a net loss position for the year ended December 31, 2001, no effect of awards or options were calculated as the impact would be anti-dilutive. There were no cash dividends declared during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed elsewhere in this report and from time to time in other reports filed by the Company with the Securities and Exchange Commission. See the disclosures under "Item 1 -- Business -- Uncertainties Relating to Forward-Looking Statements."

OVERVIEW

     We are a leading provider of medical professional liability insurance coverage, writing this coverage in 14 states throughout the country. This insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. Medical professional liability insurance represented 64.7% of our direct premiums written in 2001. In addition, we write workers' compensation insurance in 13 states, insuring a variety of business classes. During 2001, we also provided a limited amount of general personal and commercial coverage and participated in a health insurance program.

     Our policy liability limits vary by line and state. In workers' compensation insurance, state statutes dictate the coverage we offer our policyholders. For medical professional liability insurance, most states allow physicians to choose their own coverage limits. The limits of liability purchased by our medical professional liability policyholders differ by state. In Michigan and New Mexico, the most common limits purchased by our policyholders are $200,000 per claim, with a $600,000 annual aggregate ($200,000/$600,000). In Florida, the most common limits purchased is $250,000/$750,000. In all other states, the most common limit purchased is $11,000,000 per claim, with an $11,000,000 annual aggregate. Higher limits and excess coverage may be written in conjunction with special reinsurance arrangements.

     We purchase reinsurance to limit risk on our individual exposures, stabilize underwriting results and increase our capacity to write insurance. By purchasing reinsurance, we transfer a portion of our loss exposure to a reinsurer. Purchasing reinsurance does not discharge us from our obligation to our insureds. If the reinsurer fails to meet its obligations, we remain liable to pay the insured. We have various reinsurance agreements in place. In general, we retain the first $500,000 of a claim; reinsurers pay amounts in excess of $500,000 per claim.

     We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2001, we concluded that there was no material risk of not being paid by our reinsurers. We have not experienced any material difficulties in collecting amounts due from reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those we believe to be the most sensitive to estimates and judgments. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements.

     UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. The reserves for unpaid losses and loss adjustment expenses are actuarially estimated using the Company's claim experience. These estimates are subject to the effects of trends in loss severity and frequency. When a claim is reported to us, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon insurance reserving practices appropriate for the relevant line of business, and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically adjusted by the claims staff, as more information becomes available.

     The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. We do not discount our reserves to recognize the time value of money. We maintain reserves for claims incurred but not reported to provide for future reporting of already incurred claims and developments on reported claims. The reserve for claims incurred but not reported is determined based on historical loss trends. Although considerable variability is inherent in such estimates, we believe that the reserve for unpaid losses and loss adjustment expenses is adequate. The methodology for making such estimates and establishing the resulting liabilities is continually reviewed, and any adjustments are reflected as an expense in the period in which the adjustment is made.

     INVESTMENTS. Investments represent our largest asset and are the primary source of funds to pay insurance claims. All of our fixed maturity securities are classified as available-for-sale, which are those securities that would be available to be sold in the future in response to our liquidity needs, changes in market interest rates and asset-liability management strategies. Available-for-sale securities are reported at their estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes. Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method relating to investments acquired at other than par value.

     Equity securities are carried at quoted market values. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Mortgage loans are carried at the unpaid principal balance which approximates the fair market value as they bear current market interest rates. Real estate is carried at historical cost, less accumulated depreciation. We periodically review the investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered impaired are written down to their estimated net realizable value. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

     RESERVE FOR EXTENDED REPORTING PERIOD CLAIMS. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder's death, disability or retirement. Amounts are estimated on a basis similar to the estimates made in respect of the reserve for unpaid losses and loss adjustment expenses. Changes in this reserve are reflected as an expense in the period in which the adjustment is made.

     REINSURANCE. In accordance with industry practice, we cede to other insurance companies some of the potential liability under insurance policies we have underwritten. This practice, called reinsurance, helps us reduce our net liability on individual risks, stabilize our underwriting results and increase our underwriting capacity. As payment for sharing a portion of our risk, we are also required to share a part of the premium we receive on the related policies. We determine the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are generally renegotiated annually.

     Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premium income. Reinsured losses incurred are reported as a reduction of gross losses incurred.

KEY RATIOS BY PRODUCT

     Set forth below are our GAAP ratios by product line for each of the last three years. The loss ratio compares our losses and loss adjustment expenses to our net premiums earned and indicates how much we expect to pay to policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The lower the percentage, the more profitable our insurance business. The underwriting expense ratio compares our expenses to obtain new business and renew existing business plus normal operating expenses to our net premiums earned and is used to measure how efficient we are at obtaining business and operating the company. The lower the percentage, the more efficient we are. Sometimes, however, a higher underwriting expense can result in better business and improve our loss ratio and overall profitability. The combined ratio compares the sum of our underwriting expense ratio and our loss ratio. The lower the percentage, the more profitable our insurance business is. This ratio excludes the effects of investment income.

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                         2001     2000     1999
                                                         -----    -----    -----
Loss ratios:
  Medical professional liability.....................    140.9%    87.6%    86.5%
  Workers' compensation..............................    107.4     80.3     79.5
  Health.............................................     98.7     90.6    199.3
  Other..............................................    143.2     76.7     81.9
       Total.........................................    127.4     85.1     88.1
Underwriting expense ratios:
  Medical professional liability.....................     19.5%    18.8%    23.0%
  Workers' compensation..............................     28.1     28.3     33.5
  Health.............................................     22.5     33.2     23.1
  Other..............................................     21.8     35.8     41.3
       Total.........................................     22.3     23.4     26.9
Combined ratios:
  Medical professional liability.....................    160.4%   106.4%   109.5%
  Workers' compensation..............................    135.5    108.6    113.0
  Health.............................................    121.2    123.8    222.4
  Other..............................................    165.0    112.5    123.2
       Total.........................................    149.7    108.5    115.0

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

     MEDICAL PROFESSIONAL LIABILITY INSURANCE OPERATIONS. Medical professional liability net premiums earned were $119.7 million for the year ended December 31, 2001, an increase of $10.2 million, or 9.3%, compared to 2000. The increase in net premiums earned was mainly due to price increases and reduced discounts we instituted in all states. Also, we experienced greater penetration of the Florida and Illinois markets. However, these factors were offset by the reduction in the number of insured physicians in Ohio and Kentucky due to re-underwriting efforts. We are currently seeking regulatory approval of significant additional rate increases.

     Medical professional liability incurred loss and loss adjustment expenses totaled $168.6 million for the year ended December 31, 2001, an increase of $72.6 million, or 75.6%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 140.9% for the year ended December 31, 2001 from 87.6% for 2000. The increase in loss ratio was due primarily to reserve adjustments taken in the third and fourth quarters, which related to prior accident years and revisions made to current year expected losses. Due to the unexpected significant increase in reported losses and claim severity primarily in our newer markets in the third quarter of 2001, including an unusually high frequency of large claims, we undertook and completed a comprehensive internal actuarial study. As a result of this study, we revised the actuarial assumptions upon which loss reserves are based and adjusted loss reserves accordingly.

     The reserve adjustments included a total of approximately $22.7 million increase on prior accident years, primarily the 1999 and 2000 years. In addition, the current accident year loss estimates were increased to approximately $145.9 million to reflect our revised assumptions regarding loss development patterns. The adjustments were made primarily as a result of losses in our Ohio, Florida and Kentucky medical professional liability markets. Ohio and Florida are relatively new markets for us and have higher policy limits. Thus, actual loss development can be volatile and difficult to predict. With these revised loss assumptions, the 2001 accident year net loss and loss adjustment expense ratio is 121.9%. We discontinued offering higher policy limits in Ohio and Florida in the third quarter of 2001.

     Medical professional liability underwriting expenses were $23.3 million for the year ended December 31, 2001, an increase of $2.7 million, or 13.1%, compared to 2000. The underwriting expense ratio was 19.5% for the year ended December 31, 2001, compared to 18.8% for 2000. This increase was due primarily to the growth of premiums in states where we pay higher commissions than we pay in Michigan, where we have an arrangement with SCW Agency Group, Inc. where we pay commissions at rates that are lower than market. Our President and Chief Executive Officer is the principal owner of SCW Agency Group, Inc. In addition, we recorded the maximum ceded premium on all affected swing-rated reinsurance treaties due to the higher losses, which amounted to a $6.3 million increase in ceded premiums.

     WORKERS' COMPENSATION INSURANCE OPERATIONS. Workers' compensation net premiums earned were $58.4 million for the year ended December 31, 2001, an increase of $11.4 million, or 24.3%, compared to 2000. The increase in net premiums earned was due primarily to retroactive premium adjustments and reduced credits following audits, as well as growth in the number of policies written in the states of Minnesota, Illinois and Indiana. We are seeking regulatory approval of significant additional rate increases.

     Workers' compensation incurred loss and loss adjustment expenses totaled $62.7 million for the year ended December 31, 2001, an increase of $25.0 million, or 66.3%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 107.4% for the year ended December 31, 2001 from 80.3% for 2000. The increasing loss ratio was due to an overall pattern of increasing losses, especially in our newer states, Illinois, Iowa and Kentucky, where we have less historical data on which to base our estimates. As a result of these high loss patterns, we increased our prior year reserves in almost all markets by a total of $5.6 million. The current accident year loss estimates were increased to $57.1 million, primarily in the markets noted above. After these adjustments, the 2001 accident year net loss and loss adjustment expense ratio is 97.8%.

     Workers' compensation underwriting expenses were $16.4 million for the year ended December 31, 2001, an increase of $3.1 million, or 23.3%, compared to 2000. The underwriting expense ratio decreased to 28.1% for the year ended December 31, 2001, from 28.3% for 2000. The decrease resulted primarily from our expense reduction initiatives, lower assessments and fees, and premium increases.

     HEALTH INSURANCE OPERATIONS. Health net premiums earned were $18.7 million for the year ended December 31, 2001, an increase of $7.6 million, or 68.5%, compared to 2000. The increase was due to one health insurance program through a preferred provider organization in western Michigan. We discontinued all of our other health insurance programs during 2001.

     Health incurred loss and loss adjustment expenses totaled $18.4 million for the year ended December 31, 2001, an increase of $8.4 million or 84.0%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 98.7% for the year ended December 31, 2001, from 90.6% for 2000. The increase in loss ratio was due to overall increases in health care costs, primarily in the state of Michigan. We are increasing health insurance premium rates to offset these higher health loss costs.

     Health underwriting expenses were $4.2 million for the year ended December 31, 2001, an increase of $500,000, or 13.5%, compared to 2000. The underwriting expense ratio decreased to 22.5% for the year ended December 31, 2001 from 33.2% for 2000. The reduction was directly related to our expense reduction initiatives and premium increases.

     PERSONAL AND COMMERCIAL LINES INSURANCE OPERATIONS. Personal and commercial net premiums earned were $5.7 million for the year ended December 31, 2001, a decrease of $7.1 million, or 55.5%, compared to 2000. The decrease was due to our exiting this line of business. There will be no premiums in future periods.

     Personal and commercial incurred loss and loss adjustment expenses totaled $8.1 million for the year ended December 31, 2001, a decrease of $1.7 million or 17.3%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 143.2% for the year ended December 31, 2001, from 76.7% for 2000. The increasing loss ratio was due primarily to a higher amount of winter storm-related losses in 2001 and the adverse effects of discontinuing this line of business.

     Personal and commercial underwriting expenses were $1.2 million for the year ended December 31, 2001, a decrease of $3.4 million, or 73.9%, compared to 2000. The underwriting expense ratio decreased to 21.8% for the year ended December 31, 2001 from 35.8% for 2000. The reduction was directly related to our exit from this line of business beginning in the fourth quarter of 2000.

     CORPORATE, INVESTMENTS AND OTHER. Net investment income, excluding realized investment gains and losses, was $47.9 million for the year ended December 31, 2001, an increase of $11.1 million, or 30.2%, compared to 2000. Approximately $7.8 million of the annual increase is attributable to investment of the proceeds of our initial public offering received in December 2000. In addition, in 2000 we liquidated approximately $35.0 million in equity securities, invested the proceeds in interest income producing government and corporate bonds and shifted some of our portfolio from tax-exempt securities to higher yielding taxable corporate securities. Net realized losses and gains were ($5.6 million) and $1.2 million during the year ended December 31, 2001 and 2000, respectively. Approximately $6.0 million of the 2001 loss was attributable to a security whose decline in market value in 2001 we considered to be other than temporary. We maintain a portfolio of cash and short-term investments to meet operating cash needs, fund the share repurchase programs and fund potential acquisitions. Recent reductions in short-term interest rates have reduced the yields generated by this portfolio.

     Our general and administrative expenses increased $1.4 million to $2.2 million during the year ended December 31, 2001 compared to the prior year. The increase was primarily due to new costs incurred by the holding company becoming publicly traded in December 2000. These costs include stock market listing fees, investor relations fees, shareholder meeting costs and securities reporting expenses. We expect the general and administrative expenses for 2001 to be more representative of continuing operations.

     We incurred an additional restructuring charge of $2.5 million in 2001. The elimination of nine staff members located in our now closed Michigan personal and commercial branch office resulted in $567,000 of this charge. The remainder of the charge was related to severance costs incurred in the elimination of 11 staff members at our East Lansing home office in the Information Systems department and Senior Management. These actions were taken as part of an overall corporate restructuring. The expected annual savings for the entire restructuring is $1.4 million. At December 31, 2001, there was $1,130,000 accrued for restructuring charges that was paid in January 2001.

     We recorded $23.5 million in federal income tax benefit for the year ended December 31, 2001, compared to a $4.8 million expense during 2000, due to the loss for 2001. The effective tax rate was 34.9% for the year ended December 31, 2001, compared to 28.7% for 2000. The 2000 effective tax rate was lower due to the greater impact of tax exempt interest.

     On March 9, 2002, new tax laws extended the net operating loss carryback period from two years to five years. As a result, approximately $12.4 million of the Company's net operating loss carryforward at December 31, 2001 will be utilized to recover taxes previously paid in tax years 1996, 1997, and 1998. This additional loss carryback will result in an increase to the reported federal income taxes recoverable with a corresponding decrease in deferred federal income taxes in the first quarter of 2002.

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

     MEDICAL PROFESSIONAL LIABILITY INSURANCE OPERATIONS. Net premiums earned increased by $13.2 million, or 13.7%, to $109.5 million in 2000. This increase reflects the increase in direct premiums written and changes in our reinsurance program, primarily eliminating the 50% quota share arrangement in Florida.

     Losses and loss adjustment expenses increased $12.7 million, or 15.2%, to $96.0 million in 2000. The 2000 reported loss ratio was 87.6% compared to 86.5% in 1999. The accident year loss ratio, which excludes the effects of prior year developments of loss reserves, was 95.6% in 2000 compared to 107.0% in 1999. The medical professional liability loss ratio increase was due to higher losses in some of our newer markets, particularly Ohio and Florida.

     Medical professional liability policy acquisition and underwriting expenses were $20.6 million in 2000 compared to $22.2 million in 1999. As a percentage of premiums earned, the medical professional liability underwriting expense ratio decreased to 18.8% in 2000 from 23.0% in 1999. This decrease was due primarily to expense reduction measures that we began implementing in the fourth quarter of 1999 and the acquisition of the management company in 1999.

     WORKERS' COMPENSATION INSURANCE OPERATIONS. Net premiums earned increased by $10.2 million, or 27.7%, to $47.0 million in 2000. The majority of this increase was in the Minnesota market.

     Losses and loss adjustment expense increased $8.5 million, or 29.1% to $37.7 million in 2000. The loss ratio was 80.3% in 2000 compared to 79.5% in 1999. The increase in loss ratio was the result of increased losses, partially offset by rate increases.

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

     HEALTH INSURANCE OPERATIONS. Health net premiums earned were $11.1 million for the year ended December 31, 2000, a increase of $6.3 million, or 131.3%. The increase was primarily due to expansion of a preferred provider organization in western Michigan.

     Health incurred loss and loss adjustment expenses totaled $10.0 million for the year ended December 31, 2000, an increase of $400,000 or 4.2%. The incurred loss and loss adjustment expense ratio decreased to 90.6% for the year ended December 31, 2000, from 199.3% for 1999. The decrease in loss ratio was due to a one-time reserve establishment incurred in 1999.

     Health underwriting expenses were $3.7 million for the year ended December 31, 2000, an increase of $2.6 million, or 236.4%. The underwriting expense ratio increased to 33.2% for the year ended December 31, 2000 from 23.1% for 1999. The increase was the result of the expansion of our health insurance premiums and coverage.

     PERSONAL AND COMMERCIAL LINES INSURANCE OPERATIONS. Personal and commercial lines net premiums earned increased $2.1 million, or 19.6%, to $12.8 million in 2000 primarily due to rate increases. However, with the conclusion of 2000, we began the process of winding down the personal and commercial segment.

     The personal and commercial loss ratio was 76.7% in 2000 and 81.9% in 1999. The 1999 personal and commercial loss ratio reflected higher winter storm losses.

     Personal and commercial underwriting expenses increased $150,000, or 3.4%, to $4.6 million in 2000. As a percentage of premiums earned, the underwriting expense ratio decreased to 35.8% in 2000 from 41.3% in 1999. This decrease was due to specific expense reduction efforts for this line of business.

     CORPORATE, INVESTMENTS AND OTHER. Investment income, excluding realized investment gains, increased $6.2 million, or 20.2%, to $36.8 million in 2000. The increase reflects a shift of some of our portfolio from tax exempt securities to higher yield taxable corporate securities in the first quarter of 2000 and a higher amount of invested assets. Net realized investment gains were $1.2 million and $1.8 million during 2000 and 1999, respectively.

     Additional restructuring charges of $919,000 were incurred in 2000. This includes approximately $802,000 in severance charges related to the elimination of 14 staff members located in our New Mexico and Lapeer branch offices and our health insurance operation at our East Lansing, Michigan home office. These events are expected to generate annual savings of approximately $2.0 million in salaries and rent. At December 31, 2000 there was $454,000 accrued for restructuring charges that were paid in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, we are indebted to a related party in the amount of $9 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, without interest, over the next eight years. At December 31, 2001, we had no material commitments for capital expenditures.

     Our net cash flow from operating activities was approximately $13.0 million for 2001, compared to $70.0 million for 2000. The decrease was primarily due to the large net loss in 2001 and a federal income tax recovery and related interest totaling $39.3 million in 2000. We invest our positive cash flow from operations in both fixed maturity securities and equity securities. Our investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity. Should we experience a dramatic decrease in premiums and operating cash flow, funds to operate the Company and to pay claims would come from investment earnings and liquidation of the investment portfolio.

     In 2001, on a consolidated basis, we had $106.4 million of cash available and an investment portfolio of $646.1 million. The large cash position at December 31, 2001 reflects the residual of the net proceeds of $142.5 million from our stock offerings in December 2000. The portfolio includes $16.9 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. At December 31, 2001, $281.6 million of bonds mature in the next one to five years and $264.8 million mature in the next five to ten years.

     Total assets increased $60.9 million to $1.04 billion at December 31, 2001, compared to $978.0 million at December 31, 2000. The increase was due primarily to increases in reinsurance recoverables, federal income tax recoverable, and accrued investment income.

     Loss and loss adjustment expense reserves increased $113.7 million to $597.0 million at December 31, 2001, from $483.3 million at December 31, 2000. This increase was due to increased writings in both the workers' compensation and medical professional liability lines and the reserve enhancements incurred in the third and fourth quarters of 2001.

     The unearned premium reserve increased $12.0 million, or 13.6%, to $100.1 million at December 31, 2001, from $88.0 million at December 31, 2000. The increase was due primarily to the higher seasonal writing in medical professional liability in the third quarter of 2001.

     In March 2001, our board of directors authorized the purchase of up to 5% of its then outstanding common stock, representing approximately 581,000 shares. The Company's purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. In July and November of 2001, our board of directors authorized the repurchase of a total of 1.1 million additional shares. As of December 31, 2001, the Company has purchased a total of 1,369,170 shares under the three authorized programs, at a cost of $25.2 million. The Company intends to continue repurchasing its shares, in the market and otherwise, when appropriate using available cash resources.

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

     APCapital itself is a holding company whose only material assets are the capital stock of APAssurance and its other subsidiaries and a portion of the net proceeds from the stock offerings completed in December 2000. APCapital is using these funds to finance its long- and short-term liquidity needs, which include operating expenses, financing future acquisitions, additional share repurchases, and additional contributions to its subsidiaries. APCapital's ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. APAssurance's ability to pay dividends to APCapital is influenced by a variety of factors, including cyclical changes in the medical professional liability insurance market, APAssurance's financial results, insurance regulatory changes, including changes in the limitations imposed by the Michigan Holding Company Systems Act on the payment of dividends by APAssurance and changes in general economic conditions.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS Nos. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Because we currently do not use derivative instruments, the adoption of SFAS No. 133 did not affect our results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets." These standards provide guidance on the accounting for acquired businesses. In addition, these standards eliminate the "pooling of interest" method for transactions initiated after June 30, 2001, and effective January 1, 2002, eliminate the amortization of goodwill and intangible assets with an indefinite life. The standards require annual impairment testing and potential loss recognization for goodwill and intangible assets. The change regarding the elimination of goodwill and other intangible amortization will be made prospectively with the adoption of the new standard as of January 1, 2002. Prior period financial results will not be restated. Management is currently evaluating implementation of this standard, however, anticipates that we have no finite lived intangibles, and as a result, will no longer incur amortization expense on our recorded goodwill beginning January 1, 2002.

     The FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This Standard will be effective for the Company on a prospective basis, beginning January 1, 2002. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of property, plant, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Management does not expect the adoption of this Standard to have a significant impact on our 2002 financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

     As of December 31, 2001, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

QUALITATIVE INFORMATION ABOUT MARKET RISK

     Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

     We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at December 31, 2001 were deemed to be temporary with the exception of an investment in Frontier Bonds, which were written down $5.92 million during 2001.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

     At December 31, 2001, our fixed income security portfolio was valued at $605.9 million and had an average modified duration of 3.65 years, compared to a portfolio valued at $464.8 million with an average modified duration of 4.35 years at December 31, 2000. The following tables show the effects of a change in interest rates on the fair value and duration of our portfolio at December 31, 2001 and 2000. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

                                     DECEMBER 31, 2001                     DECEMBER 31, 2000
                             ----------------------------------    ----------------------------------
                             PORTFOLIO    CHANGE IN    MODIFIED    PORTFOLIO    CHANGE IN    MODIFIED
     CHANGE IN RATES           VALUE        VALUE      DURATION     CHANGE        VALUE      DURATION
     ---------------         ---------    ---------    --------    ---------    ---------    --------
                                   (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
+2%......................    $558,361     $(47,506)      3.96      $423,748     $(41,035)      4.31
+1%......................     581,746      (24,121)      3.83       443,676      (21,107)      4.32
0........................     605,867           --       3.65       464,783           --       4.35
-1%......................     629,512       23,645       3.67       482,242       17,459       3.45
-2%......................     654,405       48,538       3.77       500,559       35,776       3.52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of American Physicians Capital, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14, present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Grand Rapids, Michigan
March 9, 2002

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                   2001         2000
                                                                ----------    --------
                                                                    IN THOUSANDS,
                                                                  EXCEPT SHARE DATA
ASSETS
Investments:
  Fixed maturities, at fair value...........................    $  605,867    $464,783
  Equity securities, at fair value..........................           656         730
  Other investments.........................................        39,541      40,632
                                                                ----------    --------
          Total investments.................................       646,064     506,145
Cash and cash equivalents...................................       106,444     255,878
Premiums receivable.........................................        64,194      51,354
Reinsurance recoverable.....................................        95,887      72,002
Federal income taxes recoverable............................        11,266
Deferred federal income taxes...............................        45,940      32,725
Property and equipment, net.................................        14,742      15,949
Goodwill, net...............................................        13,968      16,481
Other assets................................................        40,412      27,442
                                                                ----------    --------
          TOTAL ASSETS......................................    $1,038,917    $977,976
                                                                ==========    ========
LIABILITIES
Unpaid losses and loss adjustment expenses..................    $  597,046    $483,273
Unearned premiums...........................................       100,056      88,047
Federal income taxes payable................................                     3,787
Note payable, officer (Note 4)..............................         7,194       7,817
Accrued expenses and other liabilities......................        27,656      25,627
                                                                ----------    --------
          Total liabilities.................................       731,952     608,551
                                                                ----------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized:
  10,238,122 and 11,625,055 shares outstanding at December
  31, 2001 and 2000, respectively
Additional paid-in-capital..................................       119,463     144,940
Retained earnings...........................................       182,674     226,454
Unearned stock compensation.................................        (1,001)     (1,450)
Accumulated other comprehensive income:
  Net unrealized appreciation (depreciation) on investments,
     net of deferred federal income taxes...................         5,829        (519)
                                                                ----------    --------
          Total shareholders' equity........................       306,965     369,425
                                                                ----------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $1,038,917    $977,976
                                                                ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                             IN THOUSANDS, EXCEPT SHARE DATA
REVENUES AND OTHER INCOME
Net premiums written.....................................    $208,779    $187,076    $158,029
Change in unearned premiums..............................      (6,408)     (6,734)     (9,373)
                                                             --------    --------    --------
  Net premiums earned....................................     202,371     180,342     148,656
Investment income........................................      47,883      36,784      30,539
Net realized (losses) gains..............................      (5,651)      1,164       1,849
Other income.............................................         546       2,428       6,676
                                                             --------    --------    --------
  Total revenues and other income........................     245,149     220,718     187,720
                                                             --------    --------    --------
EXPENSES
Losses and loss adjustment expenses......................     257,848     153,518     130,949
Underwriting expenses....................................      45,111      42,158      40,037
Investment expenses......................................       1,788       2,978       3,283
Interest expense.........................................         400         716         565
Amortization expense.....................................       2,514       2,328       1,177
General and administrative expenses......................       2,234         855         784
Demutualization costs....................................                     501
Restructuring costs (Note 13)............................       2,484         919         955
                                                             --------    --------    --------
  Total expenses.........................................     312,379     203,973     177,750
                                                             --------    --------    --------
  (Loss) income before income taxes......................     (67,230)     16,745       9,970
Federal income tax (benefit) expense.....................     (23,450)      4,800     (23,759)
                                                             --------    --------    --------
  Net (loss) income......................................    $(43,780)   $ 11,945    $ 33,729
                                                             ========    ========    ========
  Net (loss) income per share -- basic, for periods
     subsequent to conversion (Notes 1 and 17)...........    $  (3.95)   $   0.07
                                                             ========    ========
  Net (loss) income per share -- assuming dilution, for
     periods subsequent to conversion (Notes 1 and 17)...    $  (3.95)   $   0.07
                                                             ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                       ACCUMULATED
                                               ADDITIONAL                UNEARNED         OTHER
                                   SHARES       PAID-IN     RETAINED      STOCK       COMPREHENSIVE
                                 OUTSTANDING    CAPITAL     EARNINGS   COMPENSATION      INCOME        TOTAL
                                 -----------   ----------   --------   ------------   -------------   --------
                                                        IN THOUSANDS, EXCEPT SHARE DATA
Balance, January 1, 1999.......                             $180,780                    $  7,972      $188,752
Comprehensive income
  Net income...................                               33,729                                    33,729
  Unrealized depreciation on
     investment securities.....                                                          (13,695)      (13,695)
                                                            --------                    --------      --------
       Total comprehensive
          income, net of
          taxes................                                                                         20,034
                                                                                                      --------
Balance, December 31, 1999.....                              214,509                      (5,723)      208,786
Comprehensive income
  Net income...................                               11,945                                    11,945
  Unrealized appreciation on
     investment securities.....                                                            5,204         5,204
                                                                                                      --------
Total comprehensive income, net
  of taxes.....................                                                                         17,149
Proceeds from subscription
  rights and best efforts
  offerings....................     331,639     $  4,475                                                 4,475
Proceeds from initial public
  offering, net of expenses....  11,118,616      138,106                                               138,106
Restricted stock grants and
  unearned stock
  compensation.................     174,800        2,359                 $(1,533)                          826
Amortization of unearned stock
  compensation.................                                               83                            83
                                 ----------     --------    --------     -------        --------      --------
Balance, December 31, 2000.....  11,625,055      144,940     226,454      (1,450)           (519)      369,425
Comprehensive loss
  Net loss.....................                              (43,780)                                  (43,780)
  Unrealized appreciation on
     investment securities.....                                                            6,348         6,348
                                                                                                      --------
Total comprehensive loss, net
  of taxes.....................                                                                        (37,432)
Purchase and retirement of
  common stock.................  (1,369,170)     (25,225)                                              (25,225)
Unrestricted stock grants......       3,937           50                                                    50
Amortization of unearned stock
  compensation.................                                              217                           217
Forfeiture of unearned stock
  compensation.................     (21,700)        (302)                    232                           (70)
                                 ----------     --------    --------     -------        --------      --------
Balance, December 31, 2001.....  10,238,122     $119,463    $182,674     $(1,001)       $  5,829      $306,965
                                 ==========     ========    ========     =======        ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001         2000         1999
                                                                ---------    ---------    --------
                                                                           IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................    $ (43,780)   $  11,945    $ 33,729
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities
  Depreciation and amortization.............................        4,184        3,709       2,206
  Net realized losses (gains)...............................        5,651       (1,164)     (1,849)
  Deferred federal income taxes.............................      (16,918)        (153)       (285)
  Other.....................................................        1,105          951       1,625
  Changes in:
    Premiums receivable.....................................      (12,840)        (205)    (10,715)
    Reinsurance recoverable.................................      (23,885)      (6,105)    (14,319)
    Federal income taxes recoverable/payable................      (15,053)      39,273     (29,208)
    Unpaid losses and loss adjustment expenses..............      113,773       26,201      34,085
    Unearned premiums.......................................       12,009        2,457      10,679
    Accrued expenses and other liabilities..................        2,029       (9,942)      6,222
    Other assets............................................      (13,264)       3,074      (6,552)
                                                                ---------    ---------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............       13,011       70,041      25,618
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases
  Available-for-sale -- fixed maturities....................     (267,537)    (248,909)    (34,107)
  Available-for-sale -- equity securities...................                   (44,717)    (28,457)
  Acquisition of subsidiary.................................                                (9,500)
  Other assets..............................................                                (3,365)
  Real estate...............................................                    (5,200)    (29,490)
  Property and equipment....................................       (2,951)      (1,276)     (2,191)
Sales and maturities
  Available-for-sale -- fixed maturities....................      131,711      225,047      50,678
  Available-for-sale -- equity securities...................          180       80,776      25,922
  Held-to-maturity..........................................                       980          20
  Other assets..............................................          419        3,426       1,256
  Property and equipment....................................        1,958           36          72
                                                                ---------    ---------    --------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES...     (136,220)      10,163     (29,162)
                                                                ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of expenses...                   142,581
  Principle payment on note payable.........................       (1,000)
  Common stock repurchased..................................      (25,225)
                                                                ---------    ---------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...      (26,225)     142,581
                                                                ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (149,434)     222,785      (3,544)
Cash and cash equivalents, beginning of period..............      255,878       33,093      36,637
                                                                ---------    ---------    --------
Cash and cash equivalents, end of period....................    $ 106,444    $ 255,878    $ 33,093
                                                                =========    =========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Federal income taxes of $8,481, $(28,104) and $(152) were paid (received), net in 2001, 2000, and 1999 respectively.

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

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND REPORTING

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of American Physicians Capital, Inc. ("APCapital") and its wholly-owned subsidiaries, Insurance Corporation of America ("ICA"), APSpecialty Insurance Company (formerly RML Insurance Company), ("APS"), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc. and American Physicians Assurance Corporation ("APA"), formerly known as Mutual Insurance Corporation Of America ("MICOA"), together referred to as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

     On December 13, 2000, the conversion of APA from a mutual company to a stock corporation was consummated according to a Plan of Conversion adopted by the Board of Directors of MICOA on June 28, 2000, with subsequent amendment on October 2, 2000. This plan was approved by MICOA policyholders at a special meeting held on November 29, 2000 and by the State of Michigan Office of Financial and Insurance Services. The Plan of Conversion included several key components, including: formation of APCapital to be the ultimate parent holding company; the conversion of APA from a mutual insurance company to a stock company and wholly-owned by APCapital; the transfer of ICA, APS, APConsulting, APDirect Sales, and Alpha Advisors, Inc. from APA to wholly-owned subsidiaries of APCapital.

     In connection with the conversion, 331,638 shares of common stock of APCapital were sold at $13.50 per share under a subscription rights and best efforts offering to MICOA policyholders, officers, directors, employees, and others. APCapital then sold 9,668,362 shares of its common stock in an underwritten public offering ("the Offering") that closed December 13, 2000. On December 13, 2000, an additional 1,450,254 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the underwriting agreement. The net proceeds of the Offering were approximately $142.6 million, consisting of gross proceeds of $154.6 million less conversion and offering expenses of $12.0 million.

     In March, July and November 2001, APCapital's board of directors authorized three separate 5% programs to purchase outstanding common stock, representing approximately 1,689,000 shares. APCapital repurchased 1,369,170 shares during 2001 at a total cost of $25.2 million.

NATURE OF BUSINESS

     The Company is principally engaged in the business of providing medical professional liability, workers' compensation and health insurance throughout the United States with a concentration of writings in the Midwest. During the year, the Company ceased writing personal and commercial insurance.

INVESTMENTS

     All of the Company's fixed maturities are classified as available-for-sale, which are those securities that would be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies. Available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes.

     Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method relating to investments acquired at other than par value. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

     Equity securities are carried at quoted market values. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Mortgage loans are carried at the unpaid principal balance, which approximates the fair market

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

value as they bear current market interest rates. Real estate is carried at historical cost, less accumulated depreciation. Real estate of $33,411,000 and $33,953,000 in 2001 and 2000, respectively and mortgage loans of $4,474,000 in 2001 and $4,605,000 in 2000 and are included in other investments on the balance sheet.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist principally of commercial paper and money market funds, are stated at cost, which approximates fair value, and have original maturities of three months or less.

PREMIUMS WRITTEN AND RECEIVABLE

     Premiums written are earned primarily using pro rata methods over the period of risk. Premiums receivable include $56,679,000 at December 31, 2001 and $38,564,000 at December 31, 2000 of premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois, Florida, and Minnesota. Receivables are generally collateralized by unearned premiums.

DEFERRED POLICY ACQUISITION COSTS

     Deferred policy acquisition costs ("DAC") include commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Future investment income has been considered in determining the recoverability of deferred costs.

PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are recorded at cost. Depreciation is computed for assets using straight-line and accelerated methods over the following periods: building -- 40 years, furniture -- 10 years, and computer equipment and software -- 5 years. Upon the sale or retirement of property and equipment, balances are removed from the respective accounts and any gain or loss is included in income.

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

RESERVE FOR EXTENDED REPORTING PERIOD CLAIMS

     The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder's death, disability or retirement. The amount of this reserve is $15,000,000 and $21,000,000 at December 31, 2001 and 2000 respectively and is included in unpaid losses on the balance sheet. Changes in this reserve are charged or credited to income.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

REVENUE RECOGNITION

     Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

REINSURANCE

     Reinsurance premiums and losses related to reinsured business are accounted for on basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance." Premiums ceded to other companies have been reported as a reduction of premium income. Reinsured losses incurred are reported as a reduction of gross losses incurred.

INCOME TAXES

     Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

GOODWILL

     Goodwill consists of the excess of cost over fair market value of net assets of acquired businesses. Goodwill is amortized on a straight-line basis over a period of ten years. Accumulated amortization was $3,863,000 and $4,408,000 at December 31, 2001 and 2000, respectively.

     The carrying value of goodwill is reviewed annually to determine if any impairment has occurred. The Company measures the potential impairment of recorded goodwill based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period. During 2001, it was determined that the goodwill associated with the purchase of Alpha Advisors, Inc. and ICA was impaired based on changes in organizational structure and ongoing operating losses. This resulted in additional amortization expense of $380,000.

STOCK-BASED COMPENSATION

     In accordance with APB Opinion No. 25, the Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year (See
Note 17).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principals ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters of all fiscal years beginning after June 30, 2000 (as amended by SFAS Nos. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is part of a hedge transaction, and if it is, the type of hedge transaction. Because the Company does not use derivative instruments, the adoption of SFAS No. 133 did not affect the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets." These standards provide guidance on the accounting for acquired businesses. In addition, these standards eliminate the "pooling of interest" method for transactions initiated after June 30, 2001, and effective January 1, 2002, eliminate the amortization of goodwill and intangible assets with an indefinite life. The standards require annual impairment testing and potential loss recognization for goodwill and intangible assets. The change regarding the elimination of goodwill and other intangible amortization will be made prospectively with the adoption of the new standard as of January 1, 2002. Prior period financial results will not be restated. Management is currently evaluating implementation of this standard, however, anticipates that the Company has no finite lived intangibles, and as a result, will no longer incur amortization expense on its recorded goodwill beginning January 1, 2002.

     The FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This Standard will be effective for the Company on a prospective basis, beginning January 1, 2002. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of property, plant, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Management does not expect the adoption of this Standard to have a significant impact on the Company's 2002 financial results.

3.  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Realized investment (losses) gains on securities held as of the beginning of the year totaling ($4,103,000) in 2001, $3,686,000 in 2000, and $1,348,000 in 1999, and had unrealized appreciation of $100,000 at the beginning of 2001, $4,139,000 at the beginning of 2000 and $412,000 at the beginning of 1999.

4.  MERGER AND ACQUISITION ACTIVITY

     Effective October 31, 1999, APA purchased 100% of the outstanding stock of Stratton-Cheeseman Management Company ("SCMC") which was substantially owned by the president of the Company, for $19.5 million, consisting of $9.5 million in cash and a commitment to pay $10 million in installments over the next nine years without interest. Installments began April 30, 2001 and are to be made annually thereafter. The Company discounted the non-interest bearing obligation, using a discount rate of approximately 6%, recording a note payable of $7.3 million. The acquisition was accounted for using purchase accounting and resulted in the recognition of $16.6 million in goodwill. The remaining purchase price was allocated to the fair value of the asset acquired, consisting of a $150,000 investment in an unaffiliated entity. The purchase

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  MERGER AND ACQUISITION ACTIVITY -- CONTINUED

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

5.  INVESTMENTS

     The composition of the investment portfolio at December 31 was:

                                                                         2001
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                  COST/COST      GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                     IN THOUSANDS
Available-for-sale
  U.S. government obligations.................    $ 82,424      $ 1,389       $  (545)      $ 83,268
  States and political subdivisions...........      35,326          504          (203)        35,627
  Corporate securities........................     445,053       11,864        (5,953)       450,964
  Mortgage-backed securities..................       3,390           97            (3)         3,484
  Other debt securities.......................      31,042        1,487            (5)        32,524
                                                  --------      -------       -------       --------
     Fixed maturities.........................     597,235       15,341        (6,709)       605,867
  Equity securities...........................         321          335                          656
                                                  --------      -------       -------       --------
     Total available-for-sale.................    $597,556      $15,676       $(6,709)      $606,523
                                                  ========      =======       =======       ========

                                                                         2000
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                  COST/COST      GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                     IN THOUSANDS
Available-for-sale
  U.S. government obligations.................    $120,232      $   971       $  (853)      $120,350
  States and political subdivisions...........      25,685          412          (152)        25,945
  Corporate securities........................     297,324        5,420        (7,393)       295,351
  Mortgage-backed securities..................       5,649           55           (29)         5,675
  Other debt securities.......................      17,041          535          (114)        17,462
                                                  --------      -------       -------       --------
     Fixed maturities.........................     465,931        7,393        (8,541)       464,783
  Equity securities...........................         380          350                          730
                                                  --------      -------       -------       --------
       Total available-for-sale...............    $466,311      $ 7,743       $(8,541)      $465,513
                                                  ========      =======       =======       ========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS -- CONTINUED

     The components of pretax investment income at December 31 were:

                                                                 2001        2000       1999
                                                                -------    --------    -------
                                                                         IN THOUSANDS
Interest income.............................................    $46,548    $ 34,372    $27,101
Dividend income.............................................          2         197        266
Other investment income.....................................      1,333       2,215      3,172
                                                                -------    --------    -------
  Investment income.........................................    $47,883    $ 36,784    $30,539
                                                                =======    ========    =======
Gross realized gains
  Available for sale
     Fixed maturities.......................................    $ 1,697    $    520    $    23
     Equity securities......................................        121      16,243      5,490
                                                                -------    --------    -------
       Total gross realized gains...........................      1,818      16,763      5,513
                                                                -------    --------    -------
Gross realized losses
  Available for sale
     Fixed maturities.......................................     (5,978)     (6,556)      (120)
     Equity securities......................................                 (9,043)    (3,544)
     Other invested assets..................................       (963)
                                                                -------    --------    -------
       Total gross realized losses..........................     (6,941)    (15,599)    (3,664)
                                                                -------    --------    -------
       Net realized investment (loss) gain..................    $(5,123)   $  1,164    $ 1,849
                                                                =======    ========    =======

     During 2001, the Company recorded a $5.92 million loss on a security whose decline in market value was considered other than temporary.

     Changes in unrealized gains (losses) on fixed maturities and equity securities were:

                                                                 2001        2000        1999
                                                                -------    --------    --------
                                                                         IN THOUSANDS
Held-to-maturity, fixed maturities..........................    $    --    $     (8)   $    (62)
                                                                =======    ========    ========
Available-for-sale
  Fixed maturities..........................................    $ 9,780    $ 20,152    $(27,510)
  Equity securities.........................................        (15)    (12,146)      6,422
Deferred income taxes.......................................     (3,417)     (2,802)      7,393
                                                                -------    --------    --------
                                                                $ 6,348    $  5,204    $(13,695)
                                                                =======    ========    ========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENTS -- CONTINUED

     The composition of fixed maturities by maturity at December 31, 2001 was:

                                                            AMORTIZED    ESTIMATED
                                                              COST       FAIR VALUE
                                                            ---------    ----------
                                                                 IN THOUSANDS
Available-for-sale
  Less than one year....................................    $ 16,821      $ 16,861
  One to five years.....................................     276,747       281,568
  Five to ten years.....................................     261,367       264,810
  More than ten years...................................      38,910        39,144
  Mortgage-backed securities............................       3,390         3,484
                                                            --------      --------
       Total............................................    $597,235      $605,867
                                                            ========      ========

     The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Bonds with amortized costs of $8,297,000 and $8,764,000 were on deposit with various states as of December 31, 2001 and 2000, respectively. Proceeds on the sales of investments in bonds totaled $27,400,000 in 2001, $212,701,000 in 2000, and $15,243,000 in 1999.

6.  DEFERRED ACQUISITION COSTS

     Changes in deferred policy acquisition costs for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                  2001        2000        1999
                                                --------    --------    --------
                                                          IN THOUSANDS
Beginning balance...........................    $  9,693    $  9,406    $  6,239
Additions...................................      26,779      24,232      23,514
Amortization................................     (25,760)    (23,945)    (20,347)
                                                --------    --------    --------
  Balance, December 31......................    $ 10,712    $  9,693    $  9,406
                                                ========    ========    ========

7.  PROPERTY AND EQUIPMENT, NET

     At December 31, 2001 and 2000, property and equipment consisted of the following:

                                                               2001       2000
                                                              -------    -------
                                                                 IN THOUSANDS
Land......................................................    $   571    $   571
Building (occupied by the Company)........................     10,499     13,008
Computer equipment and software...........................      9,917      7,679
Furniture.................................................      3,596      3,851
                                                              -------    -------
                                                               24,583     25,109
Accumulated depreciation..................................     (9,841)    (9,160)
                                                              -------    -------
                                                              $14,742    $15,949
                                                              =======    =======

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in unpaid losses and loss adjustment expenses during 2001, 2000, and 1999 is as follows:

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2001          2000          1999
                                                ----------    ----------    ----------
                                                         DOLLARS IN THOUSANDS
Balance, beginning of year..................     $483,273      $457,072      $422,987
Reinsurance balance recoverable.............      (69,319)      (63,490)      (51,005)
                                                 --------      --------      --------
Net balance, beginning of year..............      413,954       393,582       371,982
Incurred related to:
  Current year..............................      228,848       164,997       150,702
  Prior years...............................       29,000       (11,479)      (19,753)
                                                 --------      --------      --------
  Total incurred............................      257,848       153,518       130,949
                                                 --------      --------      --------
Paid related to:
  Current year..............................       41,693        49,243        23,973
  Prior years...............................      124,554        83,903        85,376
                                                 --------      --------      --------
  Total paid................................      166,247       133,146       109,349
Net balance, end of year....................      505,555       413,954       393,582
Reinsurance balance recoverable.............       91,491        69,319        63,490
                                                 --------      --------      --------
  Balance, end of period....................     $597,046      $483,273      $457,072
                                                 ========      ========      ========

     Incurred loss and loss adjustment expenses for prior years increased during 2001 due to unfavorable development, and declined during 2000 and 1999 as a result of favorable development. The unfavorable development in 2001 was primarily the result of higher medical professional liability loss severities which occurred in the Company's Ohio, Florida and Kentucky markets. In addition, losses in certain new markets developed much higher than originally estimated. Management believes the estimate of the ultimate liability for losses and loss adjustment expenses at December 31, 2001 is reasonable and reflective of anticipated ultimate experience. However, it is possible that the Company's actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the determination of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements.

9.  REINSURANCE

     Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies related primarily to medical malpractice. The Company has mainly entered into excess of loss contracts for medical malpractice and workers' compensation. A reconciliation of direct-to-net premiums, on both a written and earned basis, for 2001, 2000, and 1999 is as follows:

                                   2001                    2000                    1999
                           --------------------    --------------------    --------------------
                           WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                           --------    --------    --------    --------    --------    --------
                               IN THOUSANDS           IN THOUSANDS}            IN THOUSANDS
Direct...................  $230,765    $219,035    $203,169    $201,080    $189,647    $178,102
Ceded....................   (24,933)    (19,333)    (21,098)    (25,310)    (35,227)    (33,931)
Assumed..................     2,947       2,669       5,005       4,572       3,609       4,485
                           --------    --------    --------    --------    --------    --------
Net......................  $208,779    $202,371    $187,076    $180,342    $158,029    $148,656
                           ========    ========    ========    ========    ========    ========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  REINSURANCE -- CONTINUED

     Losses and loss adjustment expenses incurred are net of ceded losses of $44,385,000 for 2001, $30,417,000 for 2000, and $43,132,000 for 1999.

     The Company's policy is to enter into reinsurance contracts only with highly rated reinsurers and periodically reviews these reinsurers for financial impairment. Reinsurance contracts do not relieve the Company from its obligations to policyholders. If the reinsurance company is unable to meet its obligations under existing reinsurance agreements, the Company remains liable for ceded reserves for unpaid losses and loss adjustment expense and unearned premiums.

     The Company had reinsurance recoverables from the following reinsurers at December 31, 2001 and 2000:

                                                             2001       2000
                                                           --------    -------
                                                              IN THOUSANDS
Hannover Ruckversicherungs.............................    $ 19,332    $ 4,702
General Reinsurance Corporation........................      16,777     13,373
Transatlantic Reinsurance Company......................      12,737      5,743
Gerling Global Reinsurance Corporation.................      10,593      2,087
PMA Reinsurance Corporation............................       8,882     11,026
Employers Reinsurance Corporation......................       7,785      6,782
Converium Reinsurance..................................       7,438      5,427
Medical Assurance, Inc.................................       3,996      6,159
Others.................................................      19,039     21,794
                                                           --------    -------
                                                           $106,579    $77,093
                                                           ========    =======

     Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

                                                             2001       2000
                                                           --------    -------
                                                              IN THOUSANDS
Reinsurance recoverable................................    $ 95,887    $72,002
Prepaid reinsurance premium............................      10,692      5,091
                                                           --------    -------
Amounts recoverable from reinsurers....................    $106,579    $77,093
                                                           ========    =======

10. INCOME TAXES

     The provision for income taxes consists of:

                                                   2001       2000       1999
                                                 --------    ------    --------
                                                          IN THOUSANDS
Current (benefit) expense....................    $ (6,532)   $4,953    $(23,474)
Deferred benefit.............................     (16,918)     (153)       (285)
                                                 --------    ------    --------
                                                 $(23,450)   $4,800    $(23,759)
                                                 ========    ======    ========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES -- CONTINUED

     Income taxes incurred do not bear the usual relationship to income before income taxes due to the following:

                                      2001                 2000                 1999
                                -----------------    ----------------    -------------------
                                                        IN THOUSANDS
(Loss) income before income
  taxes.......................  $(67,230)            $16,745             $  9,970
                                ========             =======             ========
Tax at statutory rate.........   (23,531)   35.0%    $ 5,861    35.0%    $  3,489      35.0%
Tax effect of
  Tax refund..................                                            (25,267)   -253.4%
  Tax exempt interest.........      (617)    0.9%     (1,330)   -7.9%      (1,915)    -19.2%
  Other items, net............       698    -1.0%        269     1.6%         (66)     -0.7%
                                --------    -----    -------    -----    --------    -------
                                $(23,450)   34.9%    $ 4,800    28.7%    $(23,759)   -238.3%
                                ========    =====    =======    =====    ========    =======

     At December 31, 2001 and 2000, the components of the net deferred tax asset were as follows:

                                                                2001       2000
                                                               -------    -------
                                                                  IN THOUSANDS
Deferred tax assets arising from
  Losses and loss adjustment expenses......................    $29,590    $25,200
  Net operating loss carryforwards.........................     13,010      3,326
  Unearned and audit premiums..............................      8,780      6,147
  Unrealized loss on securities............................                   279
  Other....................................................      2,410      1,712
                                                               -------    -------
     Total deferred tax assets.............................     53,790     36,664
                                                               -------    -------
Deferred tax liabilities arising from
  Deferred policy acquisition costs........................      3,749      3,392
  Unrealized gain on securities............................      3,138
  Other....................................................        963        547
                                                               -------    -------
     Total deferred tax liabilities........................      7,850      3,939
                                                               -------    -------
     Net deferred tax asset................................    $45,940    $32,725
                                                               =======    =======

     At December 31, 2001, the Company has approximately $37.2 million of net operating loss carryforwards of which $28.6 million expire in 2021 and are not limited to their use and $8.6 million of which expire in 2012 and are limited to approximately $900,000 annually.

     On March 9, 2002, new tax laws extended the net operating loss carryback period from two years to five years. As a result, approximately $12.4 million of the Company's net operating loss carryforward at December 31, 2001 will be utilized to recover taxes previously paid in tax years 1996, 1997, and 1998, and will be reflected in the first quarter of 2002.

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

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  SHAREHOLDERS' EQUITY

     Approximately $992.1 million of consolidated assets represents assets of the Company's insurance operations that are subject to regulation and may not be transferred to APCapital in the form of dividends, loans or advances. The amount of dividends that the Company's insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of surplus as of the preceding year end. As of January 1, 2002, approximately $12.3 million could be paid by the Company's insurance subsidiaries without prior regulatory approval.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     Under SFAS No. 107, the Company's investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and note payable constitute financial instruments. The carrying amounts of all financial instruments, other than investment securities, which are presented in
Note 5 approximated their fair values at December 31, 2001 and 2000.

13.  RESTRUCTURING CHARGES

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

     In November, 2001, the Company reduced personnel in its Information Systems department and its management team. A total of eleven people were terminated resulting in $1,891,000 of severance costs and $26,000 of other costs. In December 2001, the Company completed its phase out of the personal and commercial lines and all policies have been non-renewed. A total of nine people were terminated resulting in a charge of $567,000.

     At December 31, 2001, substantially all activities related to the office closings were complete.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  RESTRUCTURING CHARGES -- CONTINUED

     The remaining amounts to be paid for restructuring charges are as follows:

                                                                          2001
                                                    -------------------------------------------------
                  TYPE OF COST                      JANUARY 1    ADDITIONS    PAYMENTS    DECEMBER 31
                  ------------                      ---------    ---------    --------    -----------
                                                                      IN THOUSANDS
Employee separations............................      $454        $2,458      $(1,782)      $1,130
Other...........................................                      26          (26)
                                                      ----        ------      -------       ------
Total...........................................      $454        $2,484      $(1,808)      $1,130
                                                      ====        ======      =======       ======

                                                                          2000
                                                    -------------------------------------------------
                  TYPE OF COST                      JANUARY 1    ADDITIONS    PAYMENTS    DECEMBER 31
                  ------------                      ---------    ---------    --------    -----------
                                                                      IN THOUSANDS
Employee separations............................      $418         $884        $(848)        $454
Other...........................................                     35          (35)
                                                      ----         ----        -----         ----
Total...........................................      $418         $919        $(883)        $454
                                                      ====         ====        =====         ====

14.  RELATED PARTY TRANSACTIONS

     Prior to the acquisition of SCMC, the Company had no employees and contracted with SCMC to provide management services to the Company through October 31, 1999. The aggregate amount paid to SCMC during 1999 approximated $29,533,000, including management fees of $3,209,000. The remaining amounts paid related to pass-through costs, primarily for compensation costs and related employee benefit expense.

     The note payable to an officer of the Company represents the remaining installment payments due to the former owner of SCMC discounted at 6%. This note aggregated $7,194,000 and $7,817,000, at December 31, 2001 and 2000,
respectively (see Note 4).

     The president of the Company is a majority owner of SCW Agency Group, Inc., formerly Stratton Cheeseman & Walsh, Inc., an agency that sells the Company's medical professional liability insurance in Michigan, Illinois, Kentucky, Florida and Nevada. Direct premiums written by the agency during 2001, 2000 and 1999 totaled $68,896,000, $67,758,000, and $71,902,000, respectively, representing, 29.9%, 33.4% and 37.9% of direct premiums written during such years. Commission expense incurred related to SCW Agency Group, Inc. approximated $4,660,000, $4,633,000, and $4,811,000 in 2001, 2000 and 1999,
respectively.

     The agency leases approximately 10,000 sq. feet of office space from the Company and the Company received $216,000, $192,000 and $175,000 in rental income in 2001, 2000 and 1999 respectively.

     In 2001, a representative from a law firm providing legal services to the Company was appointed an officer of the Company. Legal services provided by this firm to the Company during 2001 was $370,000.

15.  EMPLOYEE BENEFIT PLANS

     The Company offers benefits under certain defined contribution plans. In 2001, the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions (10% of employee compensation and a 25% match of employee contributions on the first 4% of contributions for the years 2000 and 1999). Employer contributions to the plans were approximately $1,654,000, $1,401,000, and $1,405,000 for 2001, 2000 and 1999, respectively.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. Options granted during 2000 vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through the fifth anniversaries, respectively, of the date of grant. Options granted during 2001 vest in annual installments of 33%, 33%, and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

     A summary of the Company's stock option activity is as follows:

                                                        2001                           2000
                                             ---------------------------    ---------------------------
                                                             WEIGHTED                       WEIGHTED
                                             NUMBER OF       AVERAGE        NUMBER OF       AVERAGE
                                              OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                             ---------    --------------    ---------    --------------
Options outstanding at beginning of
  year...................................     410,000         $13.50               0
Granted during year......................     440,500          20.44         410,000         $13.50
Exercised during year....................
Canceled during year.....................    (108,000)         13.50
                                             --------         ------         -------         ------
Options outstanding at end of year.......     742,500         $17.62         410,000         $13.50
                                             ========         ======         =======         ======

                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-----------------------------------------------------------------------------    --------------------
                                                       WEIGHTED
                                                        AVERAGE      WEIGHTED               WEIGHTED
                                                       REMAINING     AVERAGE                 AVERAGE
                                                      CONTRACTUAL    EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES                   NUMBER        LIFE         PRICE      NUMBER       PRICE
------------------------                   -------    -----------    --------    -------    ---------
$13.50 - 20.44...........................  742,000      9.5 yrs       $17.62     41,000      $13.50
                                           =======                               ======
Options available for grant at end of
  year...................................  458,000
                                           =======

     In December 2000, the Company granted 135,200 restricted shares of APCapital common stock, having a per share market value of $13.50 to certain officers, board members and employees. The restricted shares vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through fifth anniversaries, respectively, of the date of grant.

     In connection with the offering, the Company also granted 200 shares of restricted stock to each employee for a total grant of 39,600 shares at $13.50 per share. These shares vest at a rate of 20%, 35% and 45%, respectively, over the next three years. Upon issuance of the stock award, unearned compensation is charged to shareholders' equity and amortized over the vesting periods. During 2001, a total of 18,110 shares vested under terms of these stock award programs. A total of 21,700 shares were forfeited as a result of employee terminations prior to vesting. The vesting of stock awarded to officers, directors and employees resulted in a total compensation expense of $435,000 and $83,000 in 2001 and 2000, respectively.

     The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense has been recognized for options granted in 2001 and 2000. Had

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  STOCK BASED COMPENSATION -- CONTINUED

compensation expense for the options been recognized based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share-assuming dilution would have been reduced to the pro forma amounts below:

                                                                2001       2000
                                                              --------    -------
Net (loss) income (in thousands):
  As reported.............................................    $(43,780)   $11,945
  Pro forma...............................................    $(44,447)   $11,925
(Loss) income per share-assuming dilution for the period
  subsequent to conversion
  As reported.............................................    $  (3.95)   $  0.07
  Pro forma...............................................    $  (4.01)   $  0.07

     For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                                 2001        2000
                                                               --------    --------
Risk-free interest rate....................................       4.23%       6.00%
Dividend yield.............................................       0.00%       0.00%
Volatility factors of the expected market price of the
  Company's common stock...................................      33.90%       8.77%
Weighted average life of options...........................    10 years    10 years

     In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

17. EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share."

     The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2001 and the period ended December 31, 2000:

                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                               ---------------------------------------
                                                   LOSS           SHARES         PER
                                               (NUMERATOR)     (DENOMINATOR)    SHARE
                                               ------------    -------------    ------
Loss per share -- basic....................    $(43,780,000)    11,071,529      $(3.95)

                                                             FOR THE PERIOD
                                                 DECEMBER 13, 2000 TO DECEMBER 31, 2000
                                                 --------------------------------------
                                                   INCOME          SHARES          PER
                                                 (NUMERATOR)    (DENOMINATOR)     SHARE
                                                 -----------    -------------     -----
Income per share -- basic....................     $796,000       11,134,981       $0.07
Effect of dilutive securities:
  Stock awards...............................           --           75,232
  Stock options..............................           --           50,584
                                                  --------       ----------       -----
Income per share -- assuming dilution........     $796,000       11,260,797       $0.07
                                                  ========       ==========       =====

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. EARNINGS PER SHARE -- CONTINUED

     As the Company was in a net loss position for the year ended December 31, 2001, no effect of awards or options were calculated as the impact would be anti-dilutive.

18.  COMMITMENTS AND CONTINGENCIES

     The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments in accordance with SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition of the Company.

     The Company is obligated under operating leases, which have various expiration dates through December 2006. Minimum future lease payments are as follows: 2002 -- $1,624,000; 2003 -- $1,384,000; 2004 -- $688,000;
2005 -- $529,000 and 2006 -- $560,000. Rental expense was $2,177,000 in 2001,
$2,419,000 in 2000 and $2,665,000 in 1999.

19.  GAAP AND STATUTORY REPORTING

     APA, APSpecialty and ICA, domiciled in the State of Michigan, are included in the accompanying consolidated financial statements in accordance with GAAP. These organizations are subject to regulation by the State of Michigan Office of Financial and Insurance Services and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

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

        - Deferred federal income taxes are recognized for generally accepted accounting principles and were not recorded for statutory purposes prior to 2001.

        - The settlement refund with the IRS was credited directly to surplus for statutory purposes.

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  GAAP AND STATUTORY REPORTING -- CONTINUED

     The following is statutory surplus at December 31, 2001, 2000, and 1999 and net (loss) income for the years then ended.

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                       IN THOUSANDS
Statutory surplus, December 31...........................    $203,223    $246,089    $179,829
                                                             ========    ========    ========
Statutory net (loss) income for the year ended December
  31.....................................................    $(63,535)   $  8,913    $   (992)
                                                             ========    ========    ========

On January 1, 2001, significant changes to the statutory basis of accounting became effective in all states in which the Company is licensed. The cumulative effect of these changes, known as the Codification guidance, was recorded as a direct adjustment to statutory surplus. The effect of adoption resulted in an increase in statutory surplus of $16.7 million.

20.  SEGMENT INFORMATION

     The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments -- medical professional liability, workers' compensation, personal and commercial, other insurance, and corporate and investments. The accounting policies of the segments are the same as those described in the basis of presentation. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses; reported segment results would change if different methods were applied. The Company does not allocate assets, investment income and income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                       IN THOUSANDS
Revenues:
  Medical professional liability.........................    $119,657    $109,492    $ 96,323
  Workers' compensation..................................      58,378      46,980      36,758
  Personal and commercial................................       5,668      12,804      10,730
  Other..................................................      18,668      11,066       4,845
  Corporate and investments..............................      42,778      40,376      39,064
                                                             --------    --------    --------
     Total revenue.......................................    $245,149    $220,718    $187,720
                                                             ========    ========    ========
(Loss) income before income taxes:
  Medical professional liability.........................    $(72,212)   $ (7,099)   $ (9,146)
  Workers' compensation..................................     (20,738)     (4,015)     (4,774)
  Personal and commercial................................      (3,683)     (1,590)     (2,482)
  Other..................................................      (3,955)     (2,630)     (5,929)
  Corporate and investments..............................      33,358      32,079      32,301
                                                             --------    --------    --------
     Total (loss) income before income taxes.............    $(67,230)   $ 16,745    $  9,970
                                                             ========    ========    ========

               AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited operating results by quarter for 2001, 2000, and 1999 are summarized below:

                                                                                    NET (LOSS) INCOME
                                                  (LOSS) INCOME                        PER COMMON
                                       TOTAL      BEFORE INCOME         NET          SHARE ASSUMING
                                      REVENUES        TAXES        (LOSS) INCOME        DILUTION*
                                      --------    -------------    -------------    -----------------
2001
  1st Quarter.....................    $ 61,889      $  6,050         $  4,137            $ 0.36
  2nd Quarter.....................      61,821         6,750            4,424              0.38
  3rd Quarter.....................      58,230       (55,044)         (35,828)            (3.26)
  4th Quarter.....................      63,209       (24,986)         (16,513)            (1.58)
                                      --------      --------         --------
                                      $245,149      $(67,230)        $(43,780)
                                      ========      ========         ========
2000
  1st Quarter.....................    $ 51,455      $  3,558         $  2,407
  2nd Quarter.....................      56,157         5,980            4,021
  3rd Quarter.....................      54,781         2,612            2,335
  4th Quarter.....................      58,325         4,595            3,182            $ 0.07
                                      --------      --------         --------
                                      $220,718      $ 16,745         $ 11,945
                                      ========      ========         ========
1999
  1st Quarter.....................    $ 43,740      $    362         $    591
  2nd Quarter.....................      45,231         3,351            2,600
  3rd Quarter.....................      49,802         1,801            1,564
  4th Quarter.....................      48,947         4,456           28,974
                                      --------      --------         --------
                                      $187,720      $  9,970         $ 33,729
                                      ========      ========         ========

---------------
* For periods subsequent to conversion; (for periods where the Company incurred a loss, no effect of awards or options were calculated as the impact would be anti-dilutive).

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                                  2001        2000
                                                                --------    --------
                                                                    IN THOUSANDS
ASSETS
Investment in subsidiaries..................................    $260,121    $297,126
Cash and cash equivalents...................................      43,210      74,459
Deferred federal income taxes...............................         539         826
Federal income taxes recoverable............................         787
Other assets................................................       3,926         312
                                                                --------    --------
  TOTAL ASSETS..............................................    $308,583    $372,723
                                                                ========    ========
LIABILITIES
Federal income taxes payable................................    $     --    $     60
Accrued expenses and other liabilities......................       1,618       3,238
                                                                --------    --------
  TOTAL LIABILITIES.........................................       1,618       3,298
                                                                ========    ========
SHAREHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized,
  10,238,122 and 11,625,055 shares outstanding at December
  31, 2001 and 2000 respectively
Additional paid-in capital..................................     119,463     144,940
Retained earnings...........................................     182,674     226,454
Unearned stock compensation.................................      (1,001)     (1,450)
Accumulated other comprehensive income, net of deferred
  federal income taxes......................................       5,829        (519)
                                                                --------    --------
  Total shareholders' equity................................     306,965     369,425
                                                                ========    ========
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................    $308,583    $372,723
                                                                ========    ========

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
                       CONDENSED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001       2000
                                                                --------    -------
                                                                   IN THOUSANDS
REVENUES
Investment income...........................................    $  2,810    $   312
Net realized investment losses..............................        (671)        --
                                                                --------    -------
  Total revenues............................................       2,139        312

EXPENSES
General and administrative expenses.........................       1,700        142
                                                                --------    -------
  Income before income taxes and equity in undistributed
     income of subsidiaries.................................         439        170
Federal income tax expense..................................         410         60
                                                                --------    -------
  Income before equity in undistributed income of
     subsidiaries...........................................          29        110
Equity in undistributed (loss) income of subsidiaries.......     (43,809)    11,835
                                                                --------    -------
  NET (LOSS) INCOME.........................................    $(43,780)   $11,945
                                                                ========    =======

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

                        CONDENSED STATEMENT OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001        2000
                                                                --------    --------
                                                                    IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................    $(43,780)   $ 11,945
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities:
  Equity in undistributed (loss) income of subsidiaries.....      43,809     (11,835)
  Net realized losses.......................................         671
  Amortization of goodwill..................................         730
  Unearned stock compensation...............................         449          83
  Changes in
     Federal income taxes recoverable/payable...............        (847)         60
     Accrued expenses and other liabilities.................      (1,620)      3,238
     Other assets...........................................      (3,614)       (312)
                                                                --------    --------
       NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES..........................................      (4,202)      3,179
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net contributions to subsidiaries...........................      (1,822)    (71,301)
                                                                --------    --------
       NET CASH USED IN INVESTING ACTIVITIES................      (1,822)    (71,301)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses.....          --     142,581
Common stock repurchased....................................     (25,225)
                                                                --------    --------
       NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES..........................................     (25,225)    142,581
                                                                --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (31,249)     74,459
Cash and cash equivalents, beginning of year................      74,459          --
                                                                --------    --------
Cash and cash equivalents, end of year......................    $ 43,210    $ 74,459
                                                                ========    ========

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

(1) DESCRIPTION OF BUSINESS

     American Physicians Capital, Inc. (APCapital) is an insurance holding company incorporated under Michigan law on July 6, 2000.

     APCapital owns all of the issued and outstanding common stock of the following entities:

     American Physicians Assurance Corporation -- a stock insurance company incorporated under Michigan law (APA), formerly MICOA.

     Insurance Corporation of America -- a stock insurance company incorporated under Michigan law (ICA).

     APSpecialty Insurance Company -- a stock insurance company incorporated under Michigan law (APS), formerly RML Insurance Company.

     APConsulting, LLC -- a Michigan consulting company.

     APDirect Sales, LLC -- a Michigan corporation that serves as APCapital's direct sales channel.

     Alpha Advisors, Inc. -- an Illinois corporation that provides investment management services.

     APIndemnity (Bermuda) Ltd. -- A Bermuda company that provides a rent-a-captive vehicle for clients and prospects.

     APManagement Ltd. -- A Bermuda company that provides management and compliance services to APIndemnity and to clients and prospects of the financial group.

(2) FEDERAL INCOME TAXES

     Income tax provisions for the individual companies are computed on a separate company basis.

(3) CONVERSION AND INITIAL PUBLIC OFFERING

     On December 13, 2000, the conversion of APA from a mutual company to a stock corporation was consummated according to a Plan of Conversion adopted by the board of directors of MICOA on June 28, 2000, with subsequent amendment on October 2, 2000. This plan was approved by MICOA policyholders at a special meeting held on November 29, 2000 and by the State of Michigan Office of Financial and Insurance Services. The Plan of Conversion included several key components, including: formation of APCapital to be the ultimate parent holding company; the conversion of APA from a mutual insurance company to stock company and wholly-owned by APCapital; the transfer of ICA, APS, APConsulting, APDirect Sales, and Alpha Advisors, Inc. from APA to wholly-owned subsidiaries of APCapital.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)

Financial Statements:

        Report of independent accountants

        Consolidated balance sheets as of December 31, 2001 and 2000

        Consolidated statements of income for each of the years ended December 31, 2001, 2000 and 1999

        Consolidated statements of cash flows for each of the years ended December 31, 2001, 2000 and 1999

        Consolidated statements of shareholders' equity and comprehensive income for each of the years ended December 31, 2001, 2000 and 1999

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 25, 2002.

                                          AMERICAN PHYSICIANS CAPITAL, INC.

                                          By:   /s/ WILLIAM B. CHEESEMAN
                                            ------------------------------------
                                                    William B. Cheeseman
                                             Its: President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 25, 2002 on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                                              TITLE
                  ---------                                              -----

          /s/ WILLIAM B. CHEESEMAN               President, Chief Executive Officer and
---------------------------------------------    Director
            William B. Cheeseman

             /s/ FRANK H. FREUND                 Executive Vice President, Treasurer,
---------------------------------------------    Chief Financial Officer
               Frank H. Freund                   and principal accounting officer

        /s/ THOMAS R. BERGLUND, M.D.             Director and Chairman of the Board
---------------------------------------------
          Thomas R. Berglund, M.D.

         /s/ BILLY B. BAUMANN, M.D.              Director
---------------------------------------------
           Billy B. Baumann, M.D.

           /s/ MYRON EMERICK, D.O.               Director
---------------------------------------------
             Myron Emerick, D.O.

         /s/ APPARAO MUKKAMALA, M.D.             Director
---------------------------------------------
           AppaRao Mukkamala, M.D.

          /s/ SPENCER L. SCHNEIDER               Director
---------------------------------------------
            Spencer L. Schneider

            /s/ LLOYD A. SCHWARTZ                Director
---------------------------------------------
              Lloyd A. Schwartz

                                 EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital's commission file number is 000-32057.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Plan of Conversion, dated June 28, 2000, as amended
          September 22, 2000(2)
   3.1    Articles of Incorporation(2)
   3.2    Bylaws, as amended March 9, 2002(1)
 *10.1    American Physicians Capital, Inc. Stock Compensation Plan(3)
  10.2    Stock Purchase Agreement, dated August 31, 1999, by and
          among APAssurance and William B. Cheeseman and William J.
          Gaugier(2)
  10.3    First Amendment, dated October 9, 2000, to Stock Purchase
          Agreement, dated August 31, 1999, by and among APAssurance,
          William B. Cheeseman and William J. Gaugier(2)
  10.4    Stock Purchase Agreement between Kentucky Medical Insurance
          Company and Stratton, Cheeseman & Walsh, Inc., dated March
          6, 1997(2)
  10.5    APAssurance/SCW Sales Agency Agreement (Medical Professional
          Liability -- Michigan Only), dated January 1, 2000(2)
  10.6    KMIC Insurance Company Agency Agreement, dated October 13,
          1998(2)
 *10.7    Employment Agreement between William B. Cheeseman and MICOA
          Management Company, Inc., dated October 27, 1999(4)
  10.10   Agency Agreement between APAssurance and Stratton,
          Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)
  10.11   Sub-Agent Agreement between SCW Agency Group, Inc. and
          Managed Insurance Services, Inc., dated April 11, 2000(2)
  10.12   MSMS/APAssurance Marketing Support Agreement, effective
          January 1, 2000, between the Michigan State Medical Society and APAssurance(2)
 *10.13   Executive Employment Agreement, dated as of October 11,
          2000, between Robert J. Kellogg and APAssurance(4)
 *10.14   Executive Employment Agreement, dated as of October 11,
          2000, between Frank H. Freund and APAssurance(4)
 *10.15   Executive Employment Agreement, dated as of October 11,
          2000, between Stephen L. Byrnes and APAssurance(4)
 *10.16   Executive Employment Agreement, dated as of October 11,
          2000, between Margo C. Runkle and APAssurance(4)
 *10.17   Executive Employment Agreement, dated as of October 11,
          2000, between Dawn L. Shattuck and APAssurance(4)
 *10.18   Form of Stock Option Agreement with Directors, dated
          December 5, 2000(4)
 *10.19   Form of Stock Option Agreement with Executives, dated
          December 5, 2000(4)
 *10.20   Form of Restricted Stock Award with Directors, dated
          December 5, 2000(4)
 *10.21   Form of Restricted Stock Award with Executives, dated
          December 5, 2000(4)
  10.22   Standstill Agreement, dated February 20, 2002(5)
  10.23   Description of unwritten sublease arrangement between
          APAssurance and SCW Agency(1)
  21.1    Subsidiaries of APCapital(1)
  23.1    Consent of PricewaterhouseCoopers LLP(1)

---------------

 *  Current management contracts or compensatory plans or arrangements.

(1) Filed herewith.

(2) Filed as an exhibit to APCapital's Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3) Filed as an exhibit to APCapital's Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4) Filed as an exhibit to APCapital's 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5) Filed as an exhibit to APCapital's Current Report on Form 8-K dated February 21, 2002 and incorporated herein by reference.

                    ABOUT AMERICAN PHYSICIANS CAPITAL, INC.

BOARD OF DIRECTORS
--------------------------------------------------------------------------------

THOMAS R. BERGLUND, M.D.                                         APPARAO MUKKAMALA, M.D.
Chairman of the Board                                            Radiologist
Family Practice Physician                                        SPENCER L. SCHNEIDER, J.D.
WILLIAM B. CHEESEMAN                                             Attorney
President and Chief Executive Officer                            LLOYD A. SCHWARTZ
of the Company                                                   Certified Public Accountant
BILLY B. BAUMANN, M.D.
Retired Pathologist
MYRON R. EMERICK, D.O.
General Practice Physician

CORPORATE SECRETARY
--------------------------------------------------------------------------------

MONTE D. JAHNKE
Kerr, Russell and Weber, PLC

EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

WILLIAM B. CHEESEMAN                                             ANNETTE E. FLOOD,
President and Chief Executive Officer                            Vice President, Professional Liability
FRANK H. FREUND                                                  Operations
Executive Vice President, Treasurer and                          LAURA A. KLINE
Chief Financial Officer                                          Vice President, Marketing
R. KEVIN CLINTON                                                 MARGO C. RUNKLE
Executive Vice President and                                     Vice President, Human Resources/Legal
Chief Operating Officer

SHAREHOLDER INFORMATION
--------------------------------------------------------------------------------

CORPORATE HEADQUARTERS                                           INVESTOR RELATIONS
1301 N. Hagadorn Road                                            Investor relations information for security
P.O. Box 1471                                                    analysts, investment professionals and
East Lansing, Michigan 48826-1471                                shareholders can be found on the Internet at:
1-800-748-0465                                                   www.acaponline.com/investor.
WEBSITE                                                          SHAREHOLDERS MEETING
www.acaponline.com                                               The annual meeting of shareholders will be
                                                                 held on Wednesday, May 8, 2002 at 10:00 a.m.
TRANSFER AGENCY AND REGISTRAR                                    EDT at the corporate offices of APCapital,
Mellon Investor Services LLC                                     1301 North Hagadorn Road, East Lansing,
P.O. Box 3310                                                    Michigan.
South Hackensack, NJ 07606
1-888-213-0965                                                   Inquiries or requests for additional
www.melloninvestor.com                                           information should be directed to:
AUDITORS                                                         American Physicians Capital, Inc.
PricewaterhouseCoopers LLP                                       Investor Relations
Grand Rapids, Michigan                                           1301 North Hagadorn Road
TRADING OF COMMON STOCK                                          East Lansing, Michigan 48826
The common stock of American Physicians Capital, Inc. began      Or call: 1-866-561-8222
trading on December 8, 2000, and is listed on the Nasdaq
Stock Market under the symbol ACAP. At March 1, 2002,
APCapital had approximately 10.0 million shares of common
stock outstanding.