Form 10-Q
period 2002-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2002-05-15
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3543910 (IRS employer identification number)

1301 North Hagadorn Road, East Lansing, Michigan 48823

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (517) 351-1150

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

YES  ☑       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 10, 2002 was 9,932,182.

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.     Financial Statements

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except
	share data)
Assets
Investments:
Fixed maturities, at fair value	$654,571	$605,867
Equity securities, at fair value	647	656
Other investments	39,089	39,541

Total investments	694,307	646,064
Cash and cash equivalents	52,117	106,444
Premiums receivable	69,699	64,194
Reinsurance recoverable	96,194	95,887
Federal income tax recoverable	12,759	11,266
Deferred federal income taxes	44,553	45,940
Property and equipment, net of accumulated depreciation	14,271	14,742
Goodwill, net of accumulated amortization	13,968	13,968
Other assets	45,623	40,412

Total assets	$1,043,491	$1,038,917

Liabilities
Unpaid losses and loss adjustment expenses	$606,052	$597,046
Unearned premiums	111,209	100,056
Other liabilities	32,573	34,850

Total liabilities	749,834	731,952

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,968,112 and 10,238,122 shares outstanding at March 31, 2002 and December 31, 2001, respectively
Additional paid-in-capital	114,430	119,463
Retained earnings	179,145	182,674
Unearned stock compensation	(926)	(1,001)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	1,008	5,829

Total shareholders’ equity	293,657	306,965

Total liabilities and shareholders’ equity	$1,043,491	$1,038,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share data)
Net premiums written	$62,377	$50,506
Change in unearned premiums	(8,450)	(1,256)

Net premiums earned	53,927	49,250
Investment income	10,836	12,510
Net realized losses	(286)	(201)
Other income	118	330

Total revenues	64,595	61,889

Losses and loss adjustment expenses	57,164	43,533
Underwriting expenses	11,543	10,728
Investment expenses	754	532
Interest expense	90	122
Amortization expense	—	533
General and administrative expenses	473	391

Total expenses	70,024	55,839

(Loss) income before income taxes	(5,429)	6,050
Federal income tax (benefit) expense	(1,900)	1,913

Net (loss) income	$(3,529)	$4,137

Net (loss) income per common share
Basic	$(0.35)	$0.36
Diluted	$(0.35)	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Net (loss) income	$(3,529)	$4,137
Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities net of deferred income taxes of ($2,595) in 2002 and $2,985 in 2001	(4,821)	5,538

Comprehensive (loss) income	$(8,350)	$9,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

	2002	2001

	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,529)	$4,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	776	1,145
Net realized losses	286	201
Deferred federal income taxes	3,942	(81)
Changes in other assets and liabilities	6,585	(18,068)

Net cash provided by (used in) operating activities	8,060	(12,666)

Cash flows from investing activities
Purchases Available-for-sale — fixed maturities	(67,428)	(185,404)
Property and equipment	(262)	(475)
Sales and maturities Available-for-sale — fixed maturities	10,261	35,812
Available-for-sale — equity securities	—	179
Other investments	—	35
Property and equipment	—	1,892

Net cash used in investing activities	(57,429)	(147,961)

Cash flows from financing activities
Purchase of treasury stock	(5,196)	—
Other sources	238	—

Net cash used in financing activities	(4,958)	—

Net decrease in cash and cash equivalents	(54,327)	(160,627)
Cash and cash equivalents, beginning of period	106,444	255,878

Cash and cash equivalents, end of period	$52,117	$95,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), APConsulting LLC, APDirect Sales LLC, Alpha Advisors, Inc., APIndemnity (Bermuda), Ltd., APManagement, Ltd. and American Physicians Assurance Corporation (“APA”), together referred to in this report as the “Company”. All significant intercompany accounts and transactions are eliminated in consolidation.

      The Company is principally engaged in the business of providing medical professional liability and workers’ compensation insurance throughout the United States with a concentration of writings in the Midwest.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.  Shareholders’ Equity and Net Income Per Share

      In March, July and November 2001, APCapital’s Board of Directors authorized three separate programs to purchase 5% outstanding common stock, representing approximately 1,689,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the quarter, the Company purchased 281,400 shares at a cost of $5,196,000 pursuant to these authorizations. This brings the total shares repurchased to 1,650,570 through March 31, 2002 at a total cost of $30,420,000.

      Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding, calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 10,029,243 for the three months ended March 31, 2002. The weighted average common shares used for determining basic income per common share were 11,451,661 for the three months ended March 31, 2001.

      As the Company was in a net loss position for the three months ended March 31, 2002, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

3.  Goodwill

      During the quarter ended March 31, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142. The Company has only one intangible asset, which is the goodwill associated with the purchase of Stratton Cheeseman Management Company in 1999. The Company is currently analyzing the valuation of goodwill, as required by SFAS No. 142. Any impairment adjustment, as a result of SFAS No. 142 implementation, would be recorded in the second quarter of 2002. No amortization was recorded during the quarter ended March 31, 2002. At March 31, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or net goodwill of $13.9 million. For the quarter end March 31, 2001, the Company recorded amortization expense of $533,000, or $.03 per share, net of tax.

4.  Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, personal and commercial lines, other, and corporate and investments. The accounting policies of the segments are the same as those described in the footnotes to the financial statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Reported segment results would change if different allocation methods were applied. Effective January 1, 2001, the Company began non-renewing personal and commercial policies. As of December 31, 2001, all net written premiums related to personal and commercial policies previously issued had been fully earned. Therefore, there were no net earned premiums related to the personal and commercial segment in the first quarter of 2002. The personal and commercial segment will continue to generate income (loss) before taxes due to the development of unpaid loss and loss adjustment expenses associated with this segment. The Company does, however, write a small amount of direct personal and commercial business in connection with one of the APConsulting alternative risk transfer programs. Direct premiums written related to this program were approximately $360,000 for the three-months ended March 31, 2002. This premium and risk were 100% ceded to a reinsurer.

      The Company does not allocate assets, investment income and income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

	Three Months Ended
	March 31

	2002	2001

	(In thousands)
Revenues:
Professional liability	$32,951	$29,355
Workers’ compensation	15,292	13,065
Personal and commercial	—	2,644
Other	5,684	4,187
Corporate and investments	10,668	12,638

Total revenue	$64,595	$61,889

(Loss) income before income taxes:
Professional liability	$(13,447)	$(1,257)
Workers’ compensation	138	(1,546)
Personal and commercial	(154)	(2,072)
Other	(1,317)	(133)
Corporate and investments	9,351	11,058

Total (loss) income before income taxes	$(5,429)	$6,050

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission. See, for example, the disclosures in “Item 1 — Business — Uncertainties Relating to Forward-Looking Statements” of the Company’s Annual Report on Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission. Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Results of Operations — Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      We operate primarily in four insurance product segments: Medical Professional Liability, Workers’ Compensation, Health/ Other and Personal and Commercial Lines. See Note 4 to the Notes to Condensed Consolidated Financial Statements for further information regarding the operating results of our business segments.

     Medical Professional Liability Insurance Operations

      Medical professional liability net premiums earned were $33.0 million for the three months ended March 31, 2002, an increase of $3.6 million, or 12.2%, compared to the three months ended March 31, 2001. The increase in net premiums earned was mainly due to rate increases and reduced discounts instituted by the Company in all states, especially Kentucky and Ohio, where rates were raised approximately 30% and 50% respectively, effective January 1, 2002. The Company also experienced greater penetration in the Illinois market. The Company is continuously seeking regulatory approval of significant additional rate increases in other markets.

      Medical professional liability incurred loss and loss adjustment expenses totaled $40.0 million for the three months ended March 31, 2002, an increase of $15.1 million, or 60.6%, compared to the three months ended March 31, 2001. The incurred loss and loss adjustment expense ratio increased to 121.3% for the three months ended March 31, 2002 from 84.7% for the same period of 2001. The higher loss ratio for the three months ended March 31, 2002, compared to the same period in 2001, was primarily the result of continued higher reported loss levels in the Company’s newer medical professional liability markets. This trend of increasing loss levels was first noted in the quarter ended September 30, 2001. Another factor contributing to the higher comparative loss ratios is the relatively higher policy limits in states where the reported loss levels have been increasing. Offsetting these two adverse factors would be higher premium dollars due to the aforementioned premium rate increases.

      The 2002 loss and loss adjustment expense ratio includes $1.5 million of adverse development on prior accident years. As a result of these additional prior year losses, the accident year loss and loss and adjustment expense ratio is 116.8% for the quarter ended March 31, 2002. The loss and loss adjustment expense ratio reported in the first quarter of 2001 changed significantly due to reserve adjustments taken in the third quarter of 2001, which revised 2001 accident year losses to 121.9%. Accordingly, the accident year loss and loss adjustment expense ratio for the first quarter of 2002 actually improved from the 2001 accident year ratio. This improvement is directly the result of the rate increases implemented by the Company.

      Medical professional liability underwriting expenses were $6.4 million for the three months ended March 31, 2002, an increase of $0.7 million, or 12.1%, compared to the same period of 2001. The underwriting expense ratio was 19.5% for the three months ended March 31, 2002, compared to 19.6% for the same period of 2001. The decrease in the medical professional liability underwriting expense ratio was primarily the result of holding underwriting salaries and employee relation costs constant with the same period last year, while net earned premiums increased 12.2%.

     Workers’ Compensation Insurance Operations

      Workers’ compensation net premiums earned were $15.3 million for the three months ended March 31, 2002, an increase of $2.2 million, or 16.8%, compared to the three months ended March 31, 2001. The increases in net premiums earned were due primarily to premium rate increases and reduced credits, as well as policy growth in Kentucky. The Company is seeking regulatory approval of significant additional rate increases.

      Workers’ compensation incurred loss and loss adjustment expenses totaled $11.2 million for the three months ended March 31, 2002, an increase of $0.1 million, or 0.9%, compared to the same period of 2001. The incurred loss and loss adjustment expense ratio decreased to 73.5% for the three months ended March 31, 2002 from 85.0% for the same period of 2001. The 2002 loss and loss adjustment expense ratio includes $1.0 million of positive prior accident year development. As a result, the accident year loss and loss adjustment expense ratio is 79.7%. The decreasing loss ratio was due to an overall pattern of increasing premium rates and reducing discounts in all markets.

      Workers’ compensation underwriting expenses were $3.9 million for the three months ended March 31, 2002, an increase of $0.4 million, or 11.4%, compared to the same period of 2001. The underwriting expense ratio decreased to 25.6% for the three months ended March 31, 2002, from 26.9% for the same period of 2001. These decreases resulted primarily from the Company’s expense reduction initiatives and lower assessments and fees.

     Health Insurance Operations

      Health net premiums earned were $5.7 million for the three months ended March 31, 2002, an increase of $1.5 million, or 35.7% compared to the three months ended March 31, 2001. The increase in net premiums earned was exclusively related to our involvement with a single preferred provider organization located in Western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization which sponsors this plan.

      Health incurred loss and loss adjustment expense totaled $5.8 million for the three months ended March 31, 2002, an increase of $2.3 million, or 65.7% compared to the three months ended March 31, 2001. The incurred loss and loss adjustment expense ratio increased to 102.0% for the three months ended March 31, 2002 from 82.4% for the same period of 2001. The increase in loss and loss adjustment expense ratio was primarily the result of the overall trend of increasing medical costs. Working with our plan sponsor, we are implementing rate increases up to 25%, and tightening underwriting standards.

      Health underwriting expenses were $1.2 million for the three months ended March 31, 2002, an increase of $0.3 million, or 33.3%, compared to the same period of 2001. The health underwriting expense ratio increased to 21.2% for the three months ended March 31, 2002 from 20.8% for the same period of 2001. The slight increase in the underwriting ratio was primarily due to higher commissions and third-party administrator expenses associated with the health line of business.

     Personal and Commercial Lines Insurance Operations

      As a result of the Company’s exit of the personal and commercial lines of business, there were no personal and commercial net premiums earned for the three months ended March 31, 2002, a decrease of $2.6 million, or 100%, compared to the three months ended March 31, 2001. There was, however, a small amount of direct premiums, approximately $360,000, written in connection with one of the APConsulting alternative risk arrangements. This premium and risk were 100% ceded to a reinsurer, along with any underwriting expenses associated with the direct writings.

      Personal and commercial incurred loss and loss adjustment expenses totaled $0.1 million for the three months ended March 31, 2002, a decrease of $4.0 million or 97.6%, as compared to the three months ended March 31, 2001. Incurred loss and loss adjustment expenses for the three months ended March 31, 2002, represent unfavorable development of December 31, 2001 unpaid loss and loss adjustment expenses as the Company is not retaining any risk related to new personal and commercial business.

      As previously mentioned, there were no net underwriting expenses associated with the personal and commercial line of business for the three months ended March 31, 2002. Personal and commercial underwriting expenses for the three months ended March 31, 2001 were $0.6 million, which equated to an underwriting ratio of 22.5%.

     Corporate, Investments and Other

      Net investment income, excluding realized investment losses, was $10.8 million for the three months ended March 31, 2002, a decrease of $1.7 million, or 13.6%, compared to the three months ended March 31, 2001. The decline in investment income was the result of a lower interest rate environment in the first quarter of 2002 compared to 2001, and the reduction of invested assets due to our share repurchase program. Net realized losses were $286,000 and $201,000 during the three month periods ended March 31, 2002 and 2001, respectively. The Company maintains a portfolio of cash and short-term investments to meet operating cash needs, fund the share repurchase program, and for potential acquisitions.

      The Company’s general and administrative expenses increased $81,000 to $473,000 during the three months ended March 31, 2002 as compared to the prior year. The increase was primarily the result of increased costs associated with the Company’s preparation for the 2002 annual meeting, and other corporate matters that were not present in the first quarter of 2001. These costs include stock market listing fees, investor relations fees, legal costs, shareholder meeting costs, securities reporting expenses and costs associated with the Company’s share repurchase program. Management expects the general and administrative expenses from 2002 to be more representative of continuing operations.

      During the quarter ended March 31, 2002, the Company adopted SFAS No. 142. The Company has only one intangible asset, which is goodwill associated with the purchase of Stratton Cheeseman Management Company in 1999. Management is currently analyzing the valuation of goodwill, as required by SFAS No. 142. Any impairment adjustment, as a result of SFAS No. 142 implementation, would be recorded in the second quarter of 2002. No amortization was recorded during the quarter ended March 31, 2002. At March 31, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or net goodwill of $13.9 million. For the quarter end March 31, 2001, the Company recorded amortization expense of $533,000, or $.03 per share, net of tax.

      The Company recorded $1.9 million in federal income tax benefit for the three months ended March 31, 2002, compared to a $1.9 million expense during the same period in 2001. The effective tax rate was 35.0% for the three months ended March 31, 2002, compared to 31.6% for the three months ended March 31, 2001. The Company has reduced its tax exempt interest income, thereby increasing the effective rate.

      Net loss for the three months ended March 31, 2002 was $3.5 million on revenues of $64.6 million compared to net income of $4.1 million on revenues of $61.9 million for the three months ended March 31, 2001. The decrease in net income was due primarily to increased incurred losses.

Liquidity, Capital Resources and Financial Condition

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, the Company is indebted to a related party in the amount of $9.0 million in connection with the purchase of

Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, without interest, over the next seven years. At March 31, 2002, the Company had no material commitments for capital expenditures.

      The Company’s net cash flow generated by operations was approximately $8.1 million for the three months ended March 31, 2002, compared to $12.7 million used in operations for the three months ended March 31, 2001. The improvement in cash flows generated from operations was primarily the result of increased premium rates coupled with lower loss and loss adjustment expense payments.

      At March 31, 2002, the Company had $52.1 million of cash available, and an investment portfolio of $694.3 million. The portfolio includes $29.9 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of March 31, 2002, $277.8 million of bonds mature in the next one to five years and $285.6 million mature in the next five to ten years.

      Total assets increased $4.6 million to $1,043.5 million at March 31, 2002, compared to $1,038.9 million at December 31, 2001. The increase was due primarily to increases in prepaid reinsurance premiums and premiums receivable.

      Loss and loss adjustment expense reserves increased $9.1 million, 1.5% to $606.1 million at March 31, 2002, from $597.0 million at December 31, 2001. This increase was due to increased writings in both the workers’ compensation and medical professional liability lines.

      The unearned premium reserve increased $11.1 million, or 11.1% to $111.2 million at March 31, 2002, from $100.1 million at December 31, 2001. The increase was primarily due to premium rate increases in the first quarter of 2002.

      In March, July and November 2001, the Company’s Board of Directors authorized programs to purchase outstanding common stock, totalling approximately 1,689,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the first quarter of 2002, the Company purchased 281,400 shares at a cost of $5.2 million under these authorizations. A total of 1,650,570 shares have been repurchased pursuant to these authorizations through March 31, 2002 at a cost of $30.4 million.

      On May 8, 2002, the Company’s Board of Directors authorized the repurchase of an additional 499,000 shares. The Company intends to continue repurchasing its shares, in the market and otherwise, when appropriate, using available cash resources.

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

Effects of New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather, is reviewed at least annually for impairment in accordance with the provisions set forth in the statement. In addition, SFAS No. 142 introduced the concept of definite and indefinite lived intangible assets. Definite lived intangible assets are amortized over their useful life, unless circumstances indicate that the asset has been impaired. Indefinite lived intangible assets, similar to goodwill, are no longer amortized, but rather reviewed annually for impairment.

      In accordance with the transitional guidance given in SFAS No. 142, the Company has up to six months from the date of adoption to complete the initial impairment review required under SFAS No. 142. Accordingly, the Company is still reviewing the impairment testing provisions of SFAS No. 142, as they relate to the Company’s recorded goodwill, and a transitional impairment adjustment, if any, will be recorded in the second quarter of 2002. Without regards to the impairment testing provisions, the Company expects that the adoption of SFAS No. 142 will have a significant impact on its 2002 operating results, as goodwill will no longer be amortized. No amortization expense was recorded for the three months ended March 31, 2002, compared to $533,000, or $0.03 per share, for the three months ended March 31, 2001. At March 31, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or $13.9 million of goodwill on a net basis.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions‘ (APB No. 30). SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held, and long-lived assets to be disposed. SFAS No. 144 broadens the definition of “discontinued operations,” as previously defined by APB No. 30, but does not allow for the accrual of future operating losses, as was previously permitted under that standard. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under U.S. GAAP. SFAS No. 144 excludes from its scope financial accounting and reporting for the impairment of goodwill and other intangible assets. The implementation of SFAS No. 144 did not have an effect on the Company’s consolidated financial position or results of operations for the three month period ended March 31, 2002.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

      As of March 31, 2002, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value, which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at March 31, 2002 were deemed to be temporary with the exception of an investment in Frontier Bonds, which were written down $5.9 million during 2001.

Quantitative Information About Market Risk

      Our fixed income security portfolio was valued at $654.6 million at March 31, 2002, and had an average modified duration of 4.07 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	Portfolio	Change	Modified
Changes in Rates	Value	in Value	Duration

			(in years)
	(dollars in millions)
+2%	$599.6	$(55.0)	4.16
+1%	626.4	(28.2)	4.20
0	654.6	—	4.07
-1%	680.7	26.1	3.57
-2%	706.6	52.0	3.67

PART II. OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds.

      (a) On March 9, 2002, the Board of Directors approved an amendment to the Company’s bylaws. The effect of the amendment is to (1) make clear that the Company may issue shares in uncertificated form to the extent permitted by applicable law and (2) revise the time periods during which shareholders who wish to bring matters before the annual meeting of shareholders must give notice to the Company.

      To be timely, a shareholder’s notice of nominees to the Board of Directors or other business to be brought before an annual meeting shall be delivered to the Secretary of the Company not later than the 90th day prior to the first anniversary of the preceding year’s annual meeting. If the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, the notice must be delivered not later than the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 8, 2002, at which the shareholders elected three directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

	Votes	Votes
Nominee	For	Withheld

Myron R. Emerick, D.O	8,188,024	285,411
AppaRao Mukkamala, M.D.	8,188,524	284,911
Spencer L. Schneider, J.D	8,388,834	84,601

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

3.2 Bylaws, as amended March 9, 2002 (filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K and incorporated herein by reference).

      (b) Reports on Form 8-K.

      The Company filed reports on Form 8-K on February 11, 2002, disclosing under Item 5 the date of the annual meeting of shareholders and the date by which notice of nominees or other matters to be brought before the meeting must be given to the Company, and February 21, 2002, disclosing under Item 5 an agreement with the Stilwell Group to appoint Spencer L. Schneider, a representative of the Stilwell Group, to the Company’s Board of Directors. Neither Form 8-K included any financial statements.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002

AMERICAN PHYSICIANS CAPITAL, INC.

By: /s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
Its: President and Chief Executive Officer

By: /s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer
and principal accounting officer