Form 10-Q
period 2002-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2002-08-14
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3543910 (IRS employer identification number)

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

YES  ☑       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 9, 2002 was 9,308,572.

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.     Financial Statements

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except share data)

Assets

Investments:

Fixed maturities, at fair value	$684,056	$605,867

Equity securities, at fair value	648	656

Other investments	38,640	39,541

Total investments	723,344	646,064

Cash and cash equivalents	45,225	106,444

Premiums receivable	64,129	64,194

Reinsurance recoverable	97,518	95,887

Federal income tax recoverable	13,409	11,266

Deferred federal income taxes	38,658	45,940

Property and equipment, net of accumulated depreciation	14,138	14,742

Goodwill	13,968	13,968

Other assets	41,530	40,412

Total assets	$1,051,919	$1,038,917

Liabilities

Unpaid losses and loss adjustment expenses	$617,033	$597,046

Unearned premiums	104,904	100,056

Other liabilities	31,300	34,850

Total liabilities	753,237	731,952

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,638,192 and 10,238,122 shares outstanding at June 30, 2002 and December 31, 2001, respectively

Additional paid-in-capital	108,789	119,463

Retained earnings	176,424	182,674

Unearned stock compensation	(849)	(1,001)

Accumulated other comprehensive income:

Net unrealized appreciation on investments, net of deferred federal income taxes	14,318	5,829

Total shareholders’ equity	298,682	306,965

Total liabilities and shareholders’ equity	$1,051,919	$1,038,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands except per share data)

Net premiums written	$51,002	$42,011	$113,379	$92,517

Change in unearned premiums	4,620	7,331	(3,830)	6,075

Net premiums earned	55,622	49,342	109,549	98,592

Investment income	11,851	12,280	22,687	24,790

Net realized (losses) income	(2)	19	(288)	(182)

Other (loss) income	(5)	180	113	510

Total revenues	67,466	61,821	132,061	123,710

Losses and loss adjustment expenses	58,369	42,614	115,533	86,147

Underwriting expenses	11,908	10,858	23,451	21,586

Investment expenses	850	411	1,604	943

Interest expense	93	113	183	235

Amortization expense	—	534	—	1,067

General and administrative expenses	440	541	913	932

Total expenses	71,660	55,071	141,684	110,910

(Loss) income before income taxes	(4,194)	6,750	(9,623)	12,800

Federal income tax (benefit) expense	(1,475)	2,326	(3,373)	4,239

Net (loss) income	$(2,719)	$4,424	$(6,250)	$8,561

Net (loss) income per common share

Basic	$(0.28)	$0.39	$(0.63)	$0.75

Diluted	$(0.28)	$0.38	$(0.63)	$0.74

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)

Net (loss) income	$(2,719)	$4,424	$(6,250)	$8,561

Other comprehensive income:

Unrealized gains on investment securities net of deferred income taxes of $7,166 and $4,571, respectively, in 2002 and $(2,706) and $279, respectively, in 2001	13,310	(5,020)	8,489	518

Comprehensive income	$5,177	$9,079	$5,177	$9,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)

Cash flows from operating activities

Net (loss) income	$(6,250)	$8,561

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,300	2,273

Net realized losses	288	185

Deferred federal income taxes	7,282	205

Changes in other assets and liabilities	14,011	(14,397)

Net cash provided by (used in) operating activities	16,631	(3,173)

Cash flows from investing activities

Purchases Available-for-sale — fixed maturities	(79,003)	(222,666)

Property and equipment	(562)	(1,393)

Sales and maturities Available-for-sale — fixed maturities	13,238	65,103

Available-for-sale — equity securities	—	187

Other investments	—	141

Property and equipment	—	1,894

Net cash used in investing activities	(66,327)	(156,734)

Cash flows from financing activities

Common stock repurchased	(10,837)	(7,906)

Principal payment on note payable	(1,000)	(1,000)

Other sources	314	—

Net cash used in financing activities	(11,523)	(8,906)

Net decrease in cash and cash equivalents	(61,219)	(168,813)

Cash and cash equivalents, beginning of period	106,444	255,878

Cash and cash equivalents, end of period	$45,225	$87,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, together referred to in this report as the “Company.” All significant intercompany accounts and transactions are eliminated in consolidation.

      The Company is principally engaged in the business of providing medical professional liability and workers’ compensation insurance throughout the United States with a concentration of writings in the Midwest.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.  Shareholders’ Equity and Net Income Per Share

      In March, July and November 2001 and May 2002, APCapital’s Board of Directors authorized four separate programs to purchase 5% of its outstanding common stock, representing approximately 2,188,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the quarter, the Company purchased 327,600 of shares pursuant to these authorizations, bringing the total number of shares purchased to 1,978,170, at a total cost of $36,061,000. As of June 30, 2002, the Company has approximately 210,000 shares of its May 2002 5% stock repurchase program remaining to be purchased.

      On August 8, 2002, the Company’s Board of Directors authorized another program to purchase an additional 5% of its outstanding common stock, or approximately 481,000 shares.

      Net income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. The weighted average common shares used for determining basic (loss) per common share were 9,870,303 and 9,712,499, respectively, for the six months and three months ended June 30, 2002. The weighted average common shares used for determining basic income per common share were 11,413,685 and 11,376,169, for the six months and three months ended June 30, 2001, respectively. The

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of dilutive stock options and awards added 175,163 and 176,772 shares for the six months and three months ended June 30, 2001, respectively.

      As the Company was in a net loss position for the six and three months ended June 30, 2002, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

3. Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142. The Company has only one intangible asset, which is the goodwill associated with the purchase of Stratton Cheeseman Management Company in 1999. As of June 30, 2002, the Company has completed the first step of the transitional impairment testing provisions contained in SFAS No. 142. As a result of this first step test, the Company believes that a goodwill impairment charge might have to be recognized related to its medical professional liability, workers’ compensation, personal and commercial and health reporting units. The Company intends to complete step two of the transitional impairment test and record any impairment charge in the fourth quarter. At June 30, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or net goodwill of $13.9 million. The Company’s net income and earnings per share for all periods presented in the condensed consolidated statements of income, exclusive of amortization expense recognized in those periods related to goodwill no longer being amortized, would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net income:
Reported net income	$(2,719)	4,424	$(6,250)	$8,561
Add back:
Goodwill amortization, net of tax	—	347	—	694

Adjusted net income	$(2,719)	$4,961	$(6,250)	$9,631

Basic earnings per share:
Reported net income	$(0.28)	0.39	$(0.63)	$0.75
Add back:
Goodwill amortization, net of tax	—	0.03	—	0.06

Adjusted net income	$(0.28)	$0.42	$(0.63)	$0.81

Diluted earnings per share:
Reported net income	$(0.28)	0.38	$(0.63)	$0.74
Add back:
Goodwill amortization, net of tax	—	0.03	—	0.06

Adjusted net income	$(0.28)	$0.41	$(0.63)	$0.80

4.  Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, personal and commercial lines, health and other, and corporate and investments. The accounting policies of the segments are described in the notes to the financial statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and certain other estimates for underwriting expenses. Reported segment results would change if different allocation methods were applied.

      Effective January 1, 2001, the Company began non-renewing personal and commercial policies. As of December 31, 2001, all net written premiums related to personal and commercial policies previously issued had been fully earned. The personal and commercial segment will continue to generate income (loss) before taxes due to the development of unpaid loss and loss adjustment expenses associated with this segment. The Company does, however, write a small amount of direct personal and commercial business in connection with one of its alternative-risk-transfer programs. Direct premiums written related to this program were approximately $397,000 for the six-months ended June 30, 2002 which were fully ceded to a reinsurer.

      The Company does not allocate assets, investment income or income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assessing their performance, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)
Revenues:
Medical professional liability	$35,024	$29,802	$67,975	$59,157
Workers’ compensation	15,510	13,175	30,803	26,239
Health and other	5,678	4,423	11,361	8,610
Personal and commercial	(590)	1,942	(590)	4,586
Corporate and investments	11,844	12,479	22,512	25,118

Total revenue	$67,466	$61,821	$132,061	$123,710

(Loss) income before income taxes:
Medical professional liability	$(12,004)	$(1,481)	$(25,451)	$(2,738)
Workers’ compensation	(1,371)	(1,585)	(1,233)	(3,131)
Health and other	(538)	(539)	(1,855)	(672)
Personal and commercial	(742)	(526)	(896)	(2,598)
Corporate and investments	10,461	10,881	19,812	21,939

Total (loss) income before income taxes	$(4,194)	$6,750	$(9,623)	$12,800

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

      The following tables set forth key premium and loss financial data for each of our insurance product segments. The tables are a summary, and should be read in conjunction with management’s discussion regarding the underwriting results of each insurance product segment.

Summary Premium Volume by Product Segment and Major Market

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(dollars in thousands)
Direct premiums written:
Medical professional liability
Michigan	$8,848	15.6%	$7,384	16.0%	$16,457	12.9%	$14,106	13.7%
Ohio	7,099	12.6%	3,273	7.1%	16,119	12.7%	10,770	10.5%
Illinois	7,011	12.4%	4,434	9.6%	14,027	11.0%	8,416	8.2%
Florida	4,555	8.1%	4,469	9.7%	11,898	9.4%	10,120	9.8%
Kentucky	(159)	-0.3%	799	1.7%	10,013	7.9%	10,552	10.3%
New Mexico	1,542	2.7%	1,925	4.2%	4,045	3.2%	3,877	3.8%
Nevada	1,074	1.9%	633	1.4%	2,014	1.6%	885	0.8%
Other	598	1.1%	359	0.9%	1,402	1.1%	899	0.8%

Total medical professional liability	30,568	54.1%	23,276	50.6%	75,975	59.8%	59,625	57.9%
Workers’ compensation Minnesota	10,020	17.7%	7,451	16.2%	20,139	15.8%	18,101	17.6%
Michigan	3,424	6.1%	2,211	4.8%	6,431	5.1%	5,175	5.0%
Illinois	3,058	5.4%	2,893	6.3%	4,543	3.6%	4,161	4.0%
Indiana	1,962	3.5%	1,522	3.3%	3,372	2.7%	2,447	2.4%
Kentucky	680	1.2%	1,003	2.2%	3,138	2.5%	1,797	1.7%
Iowa	670	1.2%	3,246	7.1%	1,033	0.8%	3,471	3.4%
Other	316	0.5%	112	0.2%	743	0.5%	482	0.5%

Total workers’ compensation	20,130	35.6%	18,438	40.1%	39,399	31.0%	35,634	34.6%
Health and other	5,817	10.2%	4,388	9.5%	11,345	8.9%	8,098	7.9%
Personal and commercial	37	0.1%	(94)	-0.2%	397	0.3%	(451)	-0.4%

Total	$56,552	100.0%	$46,008	100.0%	$127,116	100.0%	$102,906	100.0%

Net premiums written:
Medical professional liability	$27,002	52.9%	$21,191	50.4%	$65,570	57.8%	$52,767	57.0%
Workers’ compensation	18,912	37.1%	16,655	39.6%	37,038	32.7%	32,249	34.9%
Health and other	5,678	11.1%	4,423	10.5%	11,361	10.0%	8,610	9.3%
Personal and commercial	(590)	-1.1%	(258)	-0.5%	(590)	-0.5%	(1,109)	-1.2%

Total	$51,002	100.0%	$42,011	100.0%	$113,379	100.0%	$92,517	100.0%

Net premiums earned:
Medical professional liability	$35,024	63.0%	$29,802	60.4%	$67,975	62.0%	$59,157	60.0%
Workers’ compensation	15,510	27.9%	13,175	26.7%	30,803	28.1%	26,239	26.6%
Health and other	5,678	10.2%	4,423	9.0%	11,361	10.4%	8,610	8.7%
Personal and commercial	(590)	-1.1%	1,942	3.9%	(590)	-0.5%	4,586	4.7%

Total	$55,622	100.0%	$49,342	100.0%	$109,549	100.0%	$98,592	100.0%

Summary Loss and Loss Adjustment Expense Data by Product Segment

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		Loss		Loss		Loss		Loss
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Incurred losses and loss adjustment expenses:
Medical professional liability
Current year losses	$39,321	112.3%	$24,798	83.2%	$77,795	114.4%	$50,418	85.2%
Prior year losses	1,000		725		2,500		(25)

Total	$40,321	115.1%	$25,523	85.6%	$80,295	118.1%	$50,393	85.2%

Workers’ compensation
Current year losses	$13,535	87.3%	$10,891	82.7%	$25,775	83.7%	$21,686	82.6%
Prior year losses	(500)		300		(1,500)		600

Total	$13,035	84.0%	$11,191	84.9%	$24,275	78.8%	$22,286	84.9%

Health and other
Current year losses	$4,861	85.6%	$3,793	85.8%	$10,657	93.8%	$7,241	84.1%
Prior year losses	—		—		—	—	—

Total	$4,861	85.6%	$3,793	85.8%	$10,657	93.8%	$7,241	84.1%

Personal and commercial
Current year losses	$—	0.0%	$1,407	72.5%	$—	0.0%	$5,527	120.5%
Prior year losses	152		700		306		700

Total	$152	-25.8%	$2,107	108.5%	$306	-51.9%	$6,227	135.8%

Total all segments
Current year losses	$57,717	103.8%	$40,889	82.9%	$114,227	104.3%	$84,872	86.1%
Prior year losses	652		1,725		1,306		1,275

Total	$58,369	104.9%	$42,614	86.4%	$115,533	105.5%	$86,147	87.4%

Results of Operations — Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

Medical Professional Liability Insurance Operations

      Medical professional liability direct premiums written were $76.0 million for the six months ended June 30, 2002, an increase of $16.4 million, or 27.4% compared to the same period of 2001. Direct premiums written for the three months ended June 30, 2002 were $30.6 million, an increase of $7.3 million, or 31.3% compared to the three months ended June 30, 2001. The increases in direct premiums written were primarily the result of premium rate increases and reduced discounts instituted by the Company in the first six months of 2002. The Company is seeking regulatory approval of additional rate increases.

      During the three months ended June 30, 2002, the Company announced its intention to discontinue writing medical professional liability insurance in Florida. Medical professional liability direct written premiums in the state of Florida for the year ended December 31, 2001 were $26.7 million and the Company reported net allocated loss and loss adjustment expenses of $33.9 million in Florida in 2001. The Florida Department of Insurance has yet to acknowledge the Company’s plan to exit this market.

      Medical professional liability net premiums earned were $68.0 million for the six months ended June 30, 2002, an increase of $8.8 million, or 14.9% compared to the six months ended June 30, 2001. Net premiums earned for the three months ended June 30, 2002 were $35.0 million, an increase of $5.2 million, or 17.5% compared with the same three months of 2001. As with the increase in direct premiums written, the increases in net premiums earned were primarily due to premium rate increases and reduced discounts instituted in the first half of the year. Net premiums earned have not grown as rapidly as direct premiums written because much of the premiums written in the first six months of 2002 at the higher rates are yet to be earned.

      Medical professional liability incurred loss and loss adjustment expenses totaled $80.3 million for the six months ended June 30, 2002, an increase of $29.9 million, or 59.3% compared to the six months ended June 30, 2001. For the three months ended June 30, 2002, loss and loss adjustment expenses were $40.3 million, an increase of $14.8 million or 57.9% compared to the three months ended June 30, 2001. The incurred loss and loss adjustment expense ratio increased to 118.1% for the six months ended June 30, 2002, from 85.2% for the same period of 2001. For the three months ended June 30, 2002 and 2001, the loss ratios were 115.1% and 85.6%, respectively.

      The loss and loss adjustment expense ratios for the six months and three months ended June 30, 2001 of 85.2% and 85.6%, respectively, changed significantly due to reserve adjustments taken in the third quarter of 2001, which revised the 2001 accident year loss and loss adjustment expense ratio to 121.9%. The 2002 reported loss and loss adjustment expense ratio includes $2.5 million of adverse development on prior accident years. As a result of these additional prior year losses, the accident year loss and loss adjustment expense ratio was 114.4% for the six months ended June 30, 2002. Accordingly, the accident year loss and loss adjustment expense ratio for the six months ended June 30, 2002 actually improved compared to the 2001 accident year loss and loss adjustment expense ratio. This improvement was the direct result of premium rate increases taken by the Company in the first six months of 2002.

      Medical professional liability underwriting expenses were $13.1 million for the six months ended June 30, 2002, an increase of $1.6 million, or 14.2% compared to the same period of 2001. The underwriting expense ratio was 19.3% for the six months ended June 30, 2002, compared to 19.4% for the same period of 2001. Underwriting expenses were $6.7 million for the quarter ended June 30, 2002, an increase of $948,000, or 16.5% from the same three months in 2001. The underwriting ratio decreased to 19.1% for the second quarter of 2002 from 19.3% for the same period in 2001. Commission expense, a component of overall underwriting expense, for the six months and three months ended June 30, 2002 was $5.4 million and $3.6 million, respectively, compared with $3.6 million and $1.7 million for the same period of 2001. The decrease in the medical professional liability underwriting expense ratio was primarily the result of holding underwriting salaries and other employee costs relatively constant with the same period last year, while net earned premiums increased 14.9% during the six months ended June 30, 2002 as compared with the same period of 2001.

     Workers’ Compensation Insurance Operations

      Workers’ compensation direct premiums written were $39.4 million for the six months ended June 30, 2002, an increase of $3.8 million, or 10.6% compared to the same period of 2001. Direct premiums written for the three months ended June 30, 2002 were $20.1 million, an increase of $1.7 million, or 9.2% compared to the three months ended June 30, 2001. The increases in direct premiums written were primarily the result of premium rate increases and reduced discounts, as well as policy growth in Kentucky, during the first six months of 2002. The Company is seeking regulatory approval of additional rate increases. In June 2002, the Company filled several executive and management positions in our workers’ compensation segment. The intent of filling these positions is to grow our workers’ compensation segment. However, this growth is not anticipated until 2003, as management is still implementing the plans for future growth.

      Workers’ compensation net premiums earned were $30.8 million for the six months ended June 30, 2002, an increase of $4.6 million, or 17.4% compared to the six months ended June 30, 2001. For the three months ended June 30, 2002, workers’ compensation net premiums earned were $15.5 million, an increase of $2.3 million, or 17.7% compared to the three months ended June 30, 2001. The increases were consistent with the growth in direct premiums written.

      Workers’ compensation incurred loss and loss adjustment expenses totaled $24.3 million for the six months ended June 30, 2002, an increase of $2.0 million, or 8.9% compared to the same period of 2001. For the three months ended June 30, 2002, loss and loss adjustment expenses were $13.0 million, an increase of

$1.8 million, or 16.5% compared to the three months ended June 30, 2001. The workers’ compensation incurred loss and loss adjustment expense ratio decreased to 78.8% for the six months ended June 30, 2002 from 84.9% for the same period of 2001. For the three-month periods ended June 30, 2002 and 2001, the loss ratios were 84.0% and 84.9%, respectively. The decreasing loss ratios were due to an overall pattern of increasing premium rates and reducing discounts in all markets.

      Workers’ compensation underwriting expenses were $7.8 million for the six months ended June 30, 2002, an increase of $646,000, or 9.1% compared to the same period of 2001. The underwriting expense ratio decreased to 25.2% for the six months ended June 30, 2002, from 27.0% for the same period of 2001. Underwriting expenses were $3.8 million for the quarter ended June 30, 2002, an increase of $277,000, or 7.8% from the same three months in 2001. The underwriting ratio decreased to 24.8% for the second quarter of 2002 from 27.1% for the same period in 2001. Commission expense for the six months and three months ended June 30, 2002 was $3.2 million and $1.6 million, respectively, compared to $2.2 million and $1.3 million during the same periods of 2001. The decreases in the workers’ compensation underwriting ratios resulted primarily from the Company’s expense reduction initiatives, lower assessments and fees, combined with 17.4% growth in net premiums earned for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. Management expects that the workers’ compensation underwriting expense ratio will increase in the near future due to the hiring of several workers’ compensation executives and managers as described above. However, the addition of the workers’ compensation executives and managers is expected to have a positive impact on premium growth, and the premium growth should eventually offset the increase in underwriting expenses and bring the workers compensation underwriting expense ratio back approximately to its present level.

     Health Insurance Operations

      Health direct premiums written were $11.3 million for the six months ended June 30, 2002, an increase of $3.2 million, or 40.1% compared to the same period of 2001. Direct premiums written for the three months ended June 30, 2002 were $5.8 million, an increase of $1.4 million, or 32.6% compared to the three months ended June 30, 2001. The increases in direct premiums written were exclusively related to our involvement with a single preferred provider organization located in Western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization that sponsors this plan. Working with the plan sponsor, we are implementing rate increases of up to 25%, and tightening underwriting standards.

      Health net premiums earned were $11.4 million for the six months ended June 30, 2002, an increase of $2.8 million, or 32.0% compared to the six months ended June 30, 2001. Net earned premiums were $5.7 million for the three months ended June 30, 2002, an increase of $1.3 million, or 28.4% compared with the same three months in 2001. The growth in health net premiums earned was consistent with the growth in direct premiums written.

      Health incurred loss and loss adjustment expenses totaled $10.7 million for the six months ended June 30, 2002, an increase of $3.4 million, or 47.2% compared to the six months ended June 30, 2001. The incurred loss and loss adjustment expense ratio increased to 93.8% for the six months ended June 30, 2002 from 84.1% for the same period of 2001. The increase in the loss and loss adjustment expense ratio was primarily the result of the overall trend of increasing medical costs. Incurred loss and loss adjustment expenses for the three months ended June 30, 2002 were $4.9 million, an increase of $1.1 million, or 28.2% compared to the same period of 2001. The loss and loss adjustment expense ratios were 85.6% and 85.8%, respectively, for the three months ended June 30, 2002 and 2001.

      Health underwriting expenses were $2.6 million for the six months ended June 30, 2002, an increase of 522,000, or 25.6%, compared to the same period of 2001. The health underwriting expense ratio decreased to 22.5% for the six months ended June 30, 2002 from 23.7% for the same period of 2001. For the three months ended June 30, 2002, health underwriting expenses were $1.4 million, an increase of $186,000, or 15.9% compared to the same three months of 2001. The health underwriting ratios were 23.9% and 26.4%, respectively, for the three months ended June 30, 2002 and 2001. Health commission expense for the six months and three months ended June 30, 2002 was $1.2 million and $864,000, respectively, compared to

$1.1 million and $621,000 during the same periods of 2001. The decreases in the health underwriting ratios were primarily due to holding certain underwriting expenses constant while net premiums earned increased 32.0% during the six months ended June 30, 2002 compared with the same period of 2001.

     Personal and Commercial Lines Insurance Operations

      Effective December 31, 2001, the Company exited the personal and commercial lines of business with the exception of a single alternative-risk-transfer program. Direct written premiums associated with this program were $397,000 and $37,000 for the six and three months ended June 30, 2002, respectively. These premiums and risk were 100% ceded to a reinsurer. Direct written premiums for the six and three months ended June 30, 2001 were $(451,000) and $(94,000).

      The $590,000 of returned premiums in the second quarter of 2002 was the result of additional premiums ceded in connection with one of the Company’s reinsurance treaties. Personal and commercial net premiums earned were $4.6 million and $1.9 million, respectively, for the six and three-month periods ended June 30, 2001.

      Personal and commercial incurred loss and loss adjustment expenses totaled $306,000 for the six months ended June 30, 2002, a decrease of $5.9 million, or 95.1%, compared to the six months ended June 30, 2001. Incurred loss and loss adjustment expenses for the six months ended June 30, 2002, represent unfavorable development on December 31, 2001 unpaid loss and loss adjustment expenses as the Company is not retaining any risk related to new personal and commercial business.

      As previously discussed, there were no net underwriting expenses associated with the personal and commercial line of business during the six months ended June 30, 2002. Personal and commercial underwriting expenses for the six-month and three-month periods ended June 30, 2001 were $957,000 and $361,000, respectively. The related underwriting ratios for the same periods in 2001 were 20.9% and 18.6%, respectively.

     Corporate, Investments and Other

      Investment income, excluding realized investment losses, was $22.7 million for the six months ended June 30, 2002, a decrease of $2.1 million, or 8.4%, compared to the six months ended June 30, 2001. Net realized losses were $288,000 and $182,000 during the six-month periods ended June 30, 2002 and 2001, respectively. Investment income for the three months ended June 30, 2002, was $11.9 million, a decrease of $429,000, or 3.5% compared to the same three months of 2001. The declines in investment income were the result of a lower interest rate environment in the first half of 2002, compared to 2001, and the reduction of invested assets primarily due to our share repurchase program. The Company maintains a portfolio of cash and short-term investments to meet operating cash needs, fund the share repurchase program, and for potential acquisitions.

      The average yield on the Company’s investment portfolio was 6.10% for the six months ended June 30, 2002 compared to 6.57% for the same period of 2001. The market value of the Company’s fixed income security portfolio is inversely related to interest rates; therefore, as interest rates have declined the market value of the Company’s fixed income security portfolio has increased. Unrealized gains on the Company’s investments were $22.0 million at June 30, 2002, an increase of $13.1 million compared to December 31, 2001.

      Investment expenses were $1.6 million during the six months ended June 30, 2002 and $850,000 during the three months ended June 30, 2002. This represents increases of $661,000 or 70.1%, and $439,000 or 106.8%, respectively, compared to the same period during 2001. The increases in investment expenses were primarily due to increased depreciation expense on several of the Company’s investment real estate properties.

      The Company’s general and administrative expenses decreased $19,000, or 2.0%, to $913,000 during the six months ended June 30, 2002 as compared to the prior year. General and administrative expenses for the three months ended June 30, 2002 were $440,000, a decrease of $101,000, or 18.7%, compared to the three month ended June 30, 2001. The decreases in general and administrative expenses were primarily the result of the elimination of a position at two of the Company’s subsidiaries. The decreases in general and administrative expense due to reduced salary costs were partially offset by increased legal costs and costs associated with the Company’s share repurchase program.

      In accordance with the provisions of SFAS No. 142, the Company did not record any amortization expense during the six months or three months ended June 30, 2002. Amortization expense for the six months and three months ended June 30, 2001 was $1.1 million and $534,000, respectively. See “Effects of New Accounting Pronouncements” and Note 3 to the Condensed Consolidated Financial Statements for further discussion regarding amortization expense and the effect of SFAS No. 142 on the Company’s future operating results.

      The Company recorded $3.4 million in federal income tax benefit for the six months ended June 30, 2002, compared to a $4.2 million expense during the same period in 2001. The effective tax rate was 35.1% for the six months ended June 30, 2002, compared to 33.1% for the six months ended June 30, 2001. The Company has reduced its tax-exempt interest income, thereby increasing the effective rate.

      Net loss for the six months ended June 30, 2002 was $6.3 million on revenues of $132.1 million compared to net income of $8.6 million on revenues of $123.7 million for the six months ended June 30, 2001. Net loss for the second quarter of 2002 was $2.7 million on revenues of $67.5 million, compared to net income of $4.4 million on revenues of $61.8 million for the second quarter of 2001. The decreases in net income were due primarily to increased incurred losses.

Liquidity, Capital Resources and Financial Condition

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes. In addition, the Company is indebted to a related party in the amount of $8.0 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, without interest, over the next seven years. Certain events could accelerate these payments. At June 30, 2002, the Company had no material commitments for capital expenditures.

      The Company’s net cash flow generated by operations was approximately $16.6 million for the six months ended June 30, 2002, compared to $3.2 million used in operations for the six months ended June 30, 2001. The improvement in cash flows generated from operations was primarily the result of increased premium rates.

      At June 30, 2002, the Company had $45.2 million of cash available and an investment portfolio of $723.3 million. The portfolio includes $34.9 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of June 30, 2002, $303.2 million of bonds mature in the next one to five years and $289.3 million mature in the next five to ten years. In addition, the Company has $2.7 million of mortgage-backed securities that provide periodic principal repayments.

      Total assets increased $13.0 million to $1,051.9 million at June 30, 2002, compared to $1,038.9 million at December 31, 2001. The increase was primarily attributable to cash flow generated from operations and the increase in the market value of our fixed income securities.

      Loss and loss adjustment expense reserves increased $20.0 million, or 3.3%, to $617.0 million at June 30, 2002, from $597.0 million at December 31, 2001. This increase was due to increased writings in both the workers’ compensation and medical professional liability lines.

      The unearned premium reserve increased $4.8 million, or 4.8%, to $104.9 million at June 30, 2002, from $100.1 million at December 31, 2001. The increase was primarily due to premium rate increases in the first half of 2002.

      In March, July and November 2001 and May 2002, APCapital’s Board of Directors authorized four separate programs to purchase 5% of its outstanding common stock, representing a total of approximately

2,188,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the quarter, the Company purchased 327,600 shares pursuant to these authorizations, bringing the total number of shares purchased pursuant to these authorizations to 1,978,170, at a total cost of $36,061,000. As of June 30, 2002, the Company has approximately 210,000 shares of its May 2002 5% stock repurchase program remaining to be purchased.

      On August 8, 2002, the Company’s Board of Directors authorized another program to purchase an additional 5% of its outstanding common stock, or approximately 481,000 shares.

      Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short- and long-term liquidity needs. Because economic, market and regulatory conditions may change, there can be no assurance that our funds will be sufficient to meet these liquidity needs.

Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.

      The policies relating to unpaid losses and loss adjustment expenses, investments, reinsurance and the reserve for extended reporting period claims are those we believe to be the most sensitive to estimates and judgments. They are more fully described in Item 7 of our most recent Annual Report on Form 10-K and in Note 1 to our consolidated financial statements contained in that report.

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

      In accordance with the transitional guidance given in SFAS No. 142, the Company had until June 30, 2002 to complete its initial impairment review required under SFAS No. 142. As a result of the first step test, the Company believes that a goodwill impairment charge might have to be recognized related to its medical professional liability, workers’ compensation, personal and commercial and health reporting units. The Company intends to complete step two of the transitional impairment test and record any impairment charge in the fourth quarter. Without regards to the impairment testing provisions, the Company expects that the adoption of SFAS No. 142 will have a significant impact on its 2002 operating results, as goodwill will no longer be amortized. No amortization expense was recorded for the six months ended June 30, 2002, compared to $1.1 million, or $0.06 per share, net of tax, for the six months ended June 30, 2001. Amortization expense for the three months ended June 30, 2001 was $534,000, or $0.03 per share, net of tax. At June 30, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or $13.9 million of goodwill on a net basis.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30). SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held, and long-lived assets to be disposed. SFAS No. 144 broadens the definition of “discontinued operations,” as previously defined by APB No. 30, but does not allow for the accrual of future operating losses, as was previously permitted under that standard. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under U.S. GAAP. SFAS No. 144 excludes from its scope financial accounting and reporting for the impairment of goodwill and other intangible assets. The implementation of SFAS No. 144 did not have an effect on the Company’s consolidated financial position or results of operations for the six or three-month periods ended June 30, 2002.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

      As of June 30, 2002, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value, which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at June 30, 2002 were deemed to be temporary with the exception of an investment in Frontier bonds, which was written down $5.9 million during 2001.

Quantitative Information About Market Risk

      Our fixed income security portfolio was valued at $684.1 million at June 30, 2002, and had an average modified duration of 3.52 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	Portfolio	Change	Modified
Changes in Rates	Value	in Value	Duration

			(in years)
	(dollars in millions)

+2%	$636.3	$(47.8)	3.63

+1%	660.2	(23.9)	3.51

0	684.1	—	3.52

-1%	708.1	24.0	3.57

-2%	733.8	49.7	3.68

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

	Votes	Votes
Nominee	For	Withheld

Myron R. Emerick, D.O.	8,188,024	285,411

AppaRao Mukkamala, M.D.	8,188,524	284,911

Spencer L. Schneider, J.D.	8,388,834	84,601

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

99.1 Certification by the Chief Executive Officer as to the fair presentation and compliance with of Section 13(a) of the Securities Exchange Act of 1934 as it relates to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission.

99.2 Certification by the Chief Financial Officer as to the fair presentation and compliance with of Section 13(a) of the Securities Exchange Act of 1934 as it relates to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      There were no Reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
Its: President and Chief Executive Officer

By:	/s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer
and principal accounting officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

99.1	Certification by the Chief Executive Officer as to the fair presentation and compliance with Section 13(a) of the Securities Exchange Act of 1934 as it relates to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission.

99.2	Certification by the Chief Financial Officer as to the fair presentation and compliance with Section 13(a) of the Securities Exchange Act of 1934 as it relates to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission.