Form 10-Q
period 2002-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2002-11-15
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

YES  ☒       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 8, 2002 was 8,694,812.

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. Financial Statements

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$681,902	$605,867
Equity securities, at fair value	655	656
Other investments	38,204	39,541

Total investments	720,761	646,064
Cash and cash equivalents	66,748	106,444
Premiums receivable	71,316	64,194
Reinsurance recoverable	96,757	95,887
Federal income tax recoverable	11,185	11,266
Deferred federal income taxes	35,723	45,940
Property and equipment, net of accumulated depreciation	14,319	14,742
Goodwill	13,968	13,968
Other assets	43,403	40,412

Total assets	$1,074,180	$1,038,917

Liabilities
Unpaid losses and loss adjustment expenses	$628,286	$597,046
Unearned premiums	119,510	100,056
Other liabilities	35,517	34,850

Total liabilities	783,313	731,952

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,695,452 and 10,238,122 shares outstanding at September 30, 2002 and December 31, 2001, respectively
Additional paid-in-capital	92,197	119,463
Retained earnings	174,476	182,674
Unearned stock compensation	(773)	(1,001)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	24,967	5,829

Total shareholders’ equity	290,867	306,965

Total liabilities and shareholders’ equity	$1,074,180	$1,038,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands except per share data)
Net premiums written	$74,944	$56,833	$188,323	$149,350
Change in net unearned premiums	(13,523)	(7,868)	(17,353)	(1,793)

Net premiums earned	61,421	48,965	170,970	147,557
Investment income	11,421	11,619	34,108	36,409
Net realized losses	(390)	(2,358)	(678)	(2,540)
Other income	359	4	472	514

Total revenues	72,811	58,230	204,872	181,940

Losses and loss adjustment expenses	62,928	100,451	178,461	186,598
Underwriting expenses	11,913	11,186	35,364	32,772
Investment expenses	481	411	2,085	1,354
Interest expense	95	75	278	310
Amortization expense	—	533	—	1,600
General and administrative expenses	390	618	1,303	1,550

Total expenses	75,807	113,274	217,491	224,184

Loss before income taxes	(2,996)	(55,044)	(12,619)	(42,244)
Federal income tax benefit	(1,048)	(19,216)	(4,421)	(14,977)

Net loss	$(1,948)	$(35,828)	$(8,198)	$(27,267)

Net loss per common share
Basic	$(0.21)	$(3.26)	$(0.85)	$(2.42)
Diluted	$(0.21)	$(3.26)	$(0.85)	$(2.42)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Net loss	$(1,948)	$(35,828)	$(8,198)	$(27,267)
Other comprehensive income:
Unrealized gains on investment securities	16,383	18,845	29,443	19,642
Effect of deferred income taxes	(5,734)	(6,596)	(10,305)	(6,875)

Comprehensive income (loss)	$8,701	$(23,579)	$10,940	$(14,500)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(8,198)	$(27,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,011	3,666
Net realized losses	678	2,540
Deferred federal income taxes	(196)	(5,436)
Increase in unpaid loss and loss adjustment expenses	31,240	89,152
Increase in unearned premiums	19,454	7,592
Changes in other assets and liabilities	(8,759)	(64,176)

Net cash provided by operating activities	37,230	6,071
Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(84,973)	(233,517)
Leasehold Improvements	(224)
Property and equipment	(1,195)	(1,782)
Sales and maturities
Available-for-sale — fixed maturities	37,719	92,416
Available-for-sale — equity securities	—	180
Other investments	—	260
Property and equipment	—	1,919

Net cash used in investing activities	(48,673)	(140,524)
Cash flows from financing activities
Common stock repurchased	(27,483)	(13,150)
Principal payment on note payable	(1,000)	(1,000)
Other sources	230	—

Net cash used in financing activities	(28,253)	(14,150)

Net decrease in cash and cash equivalents	(39,696)	(148,603)
Cash and cash equivalents, beginning of period	106,444	255,878

Cash and cash equivalents, end of period	$66,748	$107,275

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.     Shareholders’ Equity

      In March, July and November 2001, May 2002 and twice in August 2002, APCapital’s Board of Directors authorized six separate programs to purchase 5% of its outstanding common stock, representing approximately 3,115,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the quarter, the Company purchased 946,100 shares pursuant to these authorizations, bringing the total number of shares purchased to 2,924,270, at a total cost of $52,707,000. As of September 30, 2002, the Company has approximately 191,000 shares of its August 28, 2002 stock repurchase program remaining to be purchased.

3.     Earnings Per Share

      Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding calculated on a daily basis. The weighted average shares outstanding were 9,061,300 and 9,597,521 for the three months and nine months ended September 30, 2002, respectively, and 11,002,095 and 11,274,980 for the three months and nine months ended September 30, 2001, respectively.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator for basic and diluted loss per common share:
Net loss	$(1,948)	$(35,828)	$(8,198)	$(27,267)

Denominator:
Denominator for basic loss per common share — weighted average shares outstanding	9,061	11,002	9,598	11,275
Effect of dilutive stock options and awards(1)	—	—	—	—

Denominator for diluted loss per common share — adjusted weighted average shares outstanding	9,061	11,002	9,598	11,275

Loss per common share
Basic	$(0.21)	$(3.26)	$(0.85)	$(2.42)
Diluted	$(0.21)	$(3.26)	$(0.85)	$(2.42)

(1)	As the Company was in a net loss position for the three months and nine months ended September 30, 2002 and 2001, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

4.     Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company has only one intangible asset, which is the goodwill associated with the purchase of Stratton-Cheeseman Management Company in 1999. As of September 30, 2002, the Company has substantially completed the transitional impairment testing provisions contained in SFAS No. 142. Based on the preliminary results of the impairment testing, the Company will likely write off the remaining $2.1 million of goodwill associated with its health and personal and commercial reporting units in the fourth quarter. At September 30, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or net goodwill of $13.9 million. The Company’s net loss per

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share for all periods presented in the condensed consolidated statements of income, exclusive of amortization expense recognized in those periods related to goodwill no longer being amortized, would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net loss:
Reported net loss	$(1,948)	$(35,828)	$(8,198)	$(27,267)
Add back:
Goodwill amortization, net of tax	—	346	—	1,040

Adjusted net loss	$(1,948)	$(35,482)	$(8,198)	$(26,227)

Basic loss per share:
Reported net loss	$(0.21)	$(3.26)	$(0.85)	$(2.42)
Add back:
Goodwill amortization, net of tax	—	0.03	—	0.09

Adjusted net loss	$(0.21)	$(3.23)	$(0.85)	$(2.33)

Diluted loss per share:
Reported net loss	$(0.21)	$(3.26)	$(0.85)	$(2.42)
Add back:
Goodwill amortization, net of tax	—	0.03	—	0.09

Adjusted net loss	$(0.21)	$(3.23)	$(0.85)	$(2.33)

5.     Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, health and other, personal and commercial lines, and corporate and investments. The accounting policies of the segments are described in the notes to the financial statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Reported segment results would change if different allocation methods were applied.

      Effective January 1, 2001, the Company began non-renewing personal and commercial policies. As of December 31, 2001, all net written premiums related to personal and commercial policies previously issued had been fully earned. The personal and commercial segment will continue to generate income (loss) before taxes due to the development of unpaid loss and loss adjustment expenses associated with this segment. In 2002, the Company did, however, write a small amount of direct personal and commercial business in connection with one of its alternative-risk-transfer programs. Direct premiums written in 2002 related to this program were approximately $380,000, and were fully ceded to a reinsurer. The personal and commercial alternative-risk-transfer program was discontinued in the third quarter of 2002.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not allocate assets, investment income or income taxes to operating segments. Segment information, for which results are regularly reviewed by management in making decisions about resources to be allocated to the segments and assessing their performance, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September		September

	2002	2001	2002	2001

	(In thousands)
Revenues:
Medical professional liability	$40,089	$29,261	$108,064	$88,418
Workers’ compensation	15,833	13,526	46,636	39,765
Health and other	5,499	5,198	16,860	13,808
Personal and commercial	—	980	(590)	5,566
Corporate and investments	11,390	9,265	33,902	34,383

Total revenue	$72,811	$58,230	$204,872	$181,940

(Loss) income before income taxes:
Medical professional liability	$(13,428)	$(49,880)	$(38,879)	$(52,618)
Workers’ compensation	965	(9,524)	(268)	(12,655)
Health and other	(633)	(2,408)	(2,488)	(3,080)
Personal and commercial	(324)	(862)	(1,220)	(3,460)
Corporate and investments	10,424	7,630	30,236	29,569

Total loss before income taxes	$(2,996)	$(55,044)	$(12,619)	$(42,244)

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. When we use any of the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that any forward looking-statements we have made are reasonable, actual results could differ materially since these statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission. See, for example, the disclosures in “Item — 1 Business — Uncertainties Relating to Forward-Looking Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and in other reports filed by the Company with the Securities and Exchange Commission. Other factors not currently anticipated by management may also materially and adversely affect the Company’s financial position and results of operations. The Company does not undertake, and expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

      We operate primarily in three insurance product segments: Medical Professional Liability, Workers’ Compensation and Health/ Other. Effective December 31, 2001, the Company exited the personal and commercial lines of business. The personal and commercial insurance operating segment will continue to generate income (loss) due to the development of unpaid loss and loss adjustment expenses associated with this segment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for further information regarding the operating results of our business segments.

      The following tables set forth key premium and loss financial data for each of our insurance product segments. The tables are a summary, and should be read in conjunction with management’s discussion regarding the underwriting results of each insurance product segment.

Summary Premium Volume by Product Segment and Major Market

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(dollars in thousands)
Direct premiums written:
Medical professional liability
Michigan	$18,852	22.5%	$16,203	24.5%	$35,309	16.7%	$30,309	17.9%
Ohio	11,502	13.7%	7,203	10.9%	27,621	13.1%	17,973	10.6%
Illinois	15,180	18.1%	9,181	13.9%	29,207	13.8%	17,597	10.4%
Florida	7,335	8.8%	6,798	10.3%	19,233	9.1%	16,918	10.0%
Kentucky	3,116	3.7%	2,810	4.2%	13,129	6.2%	13,362	7.9%
New Mexico	4,330	5.2%	3,199	4.8%	8,375	4.0%	7,076	4.2%
Nevada	1,539	1.8%	965	1.5%	3,553	1.7%	1,850	1.1%
Other	883	1.0%	77	0.1%	2,285	1.1%	976	0.5%

Total medical professional liability	62,737	74.8%	46,436	70.2%	138,712	65.7%	106,061	62.6%
Workers’ compensation
Minnesota	5,344	6.4%	5,178	7.8%	25,483	12.1%	23,279	13.8%
Michigan	3,232	3.9%	2,689	4.1%	9,663	4.6%	7,864	4.6%
Illinois	3,326	4.0%	3,723	5.6%	7,869	3.7%	7,884	4.7%
Indiana	2,376	2.8%	1,882	2.8%	5,748	2.7%	4,329	2.6%
Kentucky	624	0.7%	745	1.1%	3,762	1.8%	2,542	1.5%
Iowa	151	0.2%	366	0.6%	1,184	0.6%	3,837	2.3%
Other	256	0.3%	352	0.5%	999	0.5%	834	0.5%

Total workers’ compensation	15,309	18.3%	14,935	22.5%	54,708	26.0%	50,569	30.0%
Health and other	5,773	6.9%	4,936	7.4%	17,118	8.1%	13,034	7.7%
Personal and commercial	(17)	0.0%	(50)	-0.1%	380	0.2%	(501)	-0.3%

Total	$83,802	100.0%	$66,257	100.0%	$210,918	100.0%	$169,163	100.0%

Net premiums written:
Medical professional liability	$54,842	73.2%	$38,072	67.0%	$120,412	63.9%	$90,839	60.9%
Workers’ compensation	14,603	19.5%	13,738	24.2%	51,641	27.4%	45,987	30.8%
Health and other	5,499	7.3%	5,198	9.1%	16,860	9.0%	13,808	9.2%
Personal and commercial	—	0.0%	(175)	-0.3%	(590)	-0.3%	(1,284)	-0.9%

Total	$74,944	100.0%	$56,833	100.0%	$188,323	100.0%	$149,350	100.0%

Net premiums earned:
Medical professional liability	$40,089	65.2%	$29,261	59.8%	$108,064	63.1%	$88,418	59.9%
Workers’ compensation	15,833	25.8%	13,526	27.6%	46,636	27.3%	39,765	26.9%
Health and other	5,499	9.0%	5,198	10.6%	16,860	9.9%	13,808	9.4%
Personal and commercial	—	0.0%	980	2.0%	(590)	-0.3%	5,566	3.8%

Total	$61,421	100.0%	$48,965	100.0%	$170,970	100.0%	$147,557	100.0%

Summary Loss and Loss Adjustment Expense Data by Product Segment

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		Loss		Loss		Loss		Loss
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Incurred losses and loss adjustment expenses:
Medical professional liability
Current year losses	$44,656	111.4%	$52,809	180.5%	$122,451	113.3%	$103,227	116.7%
Prior year losses	1,500		20,025		4,000		20,000

Total	$46,156	115.1%	$72,834	248.9%	$126,451	117.0%	$123,227	139.4%

Workers’ compensation
Current year losses	$11,808	74.6%	$15,021	111.1%	$37,583	80.6%	$36,707	92.3%
Prior year losses	(500)		4,400		(2,000)		5,000

Total	$11,308	71.4%	$19,421	143.6%	$35,583	76.3%	$41,707	104.9%

Health and other
Current year losses	$5,140	93.5%	$6,549	126.0%	$15,797	93.7%	$13,790	99.9%
Prior year losses	—		—		—		—

Total	$5,140	93.5%	$6,549	126.0%	$15,797	93.7%	$13,790	99.9%

Personal and commercial
Current year losses(1)	$—		$2,041	208.3%	$—	0.0%	$7,568	136.0%
Prior year losses	324		(394)		630		306

Total(1)	$324		$1,647	168.1%	$630	-106.8%	$7,874	141.5%

Total all segments
Current year losses	$61,604	100.3%	$76,420	156.1%	$175,831	102.8%	$161,292	109.3%
Prior year losses	1,324		24,031		2,630		25,306

Total	$62,928	102.5%	$100,451	205.1%	$178,461	104.4%	$186,598	126.5%

(1) =	The personal and commercial loss ratio for the three months ended September 30, 2002 is not applicable as there were no premiums earned during this quarter.

Results of Operations — Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

     Medical Professional Liability Insurance Operations

      Medical professional liability direct premiums written were $138.7 million for the nine months ended September 30, 2002, an increase of $32.6 million, or 30.7% compared to the same period of 2001. Direct premiums written for the three months ended September 30, 2002 were $62.7 million, an increase of $16.3 million, or 35.1% compared to the three months ended September 30, 2001. The increases in direct premiums written were primarily the result of premium rate increases and reduced discounts instituted by the Company in 2002. The Company is seeking regulatory approval of additional rate increases.

      In the second quarter of 2002, the Company announced its intention to discontinue writing medical professional liability insurance in Florida. Medical professional liability direct written premiums in the state of Florida for the year ended December 31, 2001 were $26.7 million and the Company reported net loss and loss adjustment expenses for that period of $33.9 million in Florida. The Florida Department of Insurance has approved the Company’s plan to exit this market and in October 2002, the Company began mailing out non-renewal notices to medical professional liability policyholders in Florida whose renewals would have been effective in December 2002. Florida law requires the Company to offer extended reporting coverage, commonly referred to as “tail policies,” at the time of non-renewal. Tail policies typically have written premiums of approximately two times the last annual policy premium. The Company expects that some physicians will opt for this extended reporting coverage, which will result in additional direct written premiums in the fourth quarter of 2002 and part of 2003. The amount of these future premiums cannot be reasonably estimated due to the uncertainty regarding the number of physicians who will opt for the coverage. The Company is exploring various reinsurance options with respects to the premiums and risks associated with these extended reporting coverages.

      Medical professional liability net premiums earned were $108.1 million for the nine months ended September 30, 2002, an increase of $19.7 million, or 22.3% compared to the nine months ended September 30, 2001. Net premiums earned for the three months ended September 30, 2002 were $40.1 million, an increase of $10.8 million, or 36.9% compared with the same three months of 2001. As with the increases in direct premiums written, the increases in net premiums earned were primarily due to premium rate increases and reduced discounts instituted in 2002 as policy counts were relatively flat. Net premiums earned for the nine months ended September 30, 2002 have not grown as rapidly as direct premiums written because much of the premiums written at the higher rates in 2002, are yet to be earned.

      Medical professional liability incurred loss and loss adjustment expenses totaled $126.5 million for the nine months ended September 30, 2002, an increase of $3.3 million, or 2.7% compared to the nine months ended September 30, 2001. For the three months ended September 30, 2002, loss and loss adjustment expenses were $46.2 million, a decrease of $26.6 million or 36.5% compared to the three months ended September 30, 2001. The incurred loss and loss adjustment expense ratio decreased to 117.0% for the nine months ended September 30, 2002, from 139.4% for the same period of 2001. For the three months ended September 30, 2002 and 2001, the loss ratios were 115.1% and 248.9%, respectively.

      In the third quarter of 2001, a significant reserve enhancement, approximately $20 million, was taken related to prior year accident years, resulting in incurred loss and loss adjustment expense ratios for the nine months and three months ended September 30, 2001 of 139.4% and 248.9%, respectively. Comparatively, the incurred loss and loss adjustment expense ratios for the nine months and three months ended September 30, 2002 of 117.0% and 115.1%, respectively, included approximately $4.0 million and $1.5 million, respectively, of adverse development on prior accident years. On an accident year basis, the loss ratios for the nine months and three months ended September 30, 2002 were 113.3% and 111.4%, respectively, compared to 116.7% and 180.5%, respectively, for the same periods in 2001. The decreases in the accident year loss ratios are the direct result of premium rate increases, and reduced discounts instituted in 2002.

      Medical professional liability underwriting expenses were $20.5 million for the nine months ended September 30, 2002, an increase of $2.7 million, or 15.2% compared to the same period of 2001. The underwriting expense ratio was 19.0% for the nine months ended September 30, 2002, compared to 20.1% for the same period of 2001. Underwriting expenses were $7.4 million for the quarter ended September 30, 2002, an increase of $1.1 million, or 17.5% from the same nine months in 2001. The underwriting ratio decreased to 18.4% for the third quarter of 2002 from 21.6% for the same period in 2001. Commission expense, a component of overall underwriting expense, for the nine months and three months ended September 30, 2002 was $10.3 million and $4.8 million, respectively, compared with $6.8 million and $3.0 million for the same period of 2001. The decreases in the medical professional liability underwriting expense ratios were primarily the result of holding underwriting salaries and other employee costs relatively constant with the same period last year, while net earned premiums increased 22.3% and 36.9% during the nine months and three months ended September 30, 2002, respectively, as compared with the same periods of 2001.

     Workers’ Compensation Insurance Operations

      Workers’ compensation direct premiums written were $54.7 million for the nine months ended September 30, 2002, an increase of $4.1 million, or 8.1% compared to the same period of 2001. Direct premiums written for the three months ended September 30, 2002 were $15.3 million, an increase of $374,000, or 2.5% compared to the three months ended September 30, 2001. The increases in direct premiums written were primarily the result of premium rate increases and reduced discounts, as well as policy growth in Illinois and Kentucky. The Company is seeking regulatory approval of additional rate increases. In June 2002, the

Company filled several executive and management positions in its workers’ compensation segment. These positions were filled to improve the overall performance of this segment, reduce risk exposures and improve profitability. We expect to see growth in our worker’s compensation segment, but not until at least 2003, as management is still implementing its business plans for this segment. These business plans include exiting certain high-risk specialties and poor performing markets. In particular, management intends to discontinue writing workers’ compensation insurance in Kentucky and workers’ compensation insurance related to the construction industry in all states. The Kentucky workers’ compensation market and construction policies together accounted for approximately $20 million in annual premium. Management plans to replace these premiums with lower risk, more profitable accounts.

      Workers’ compensation net premiums earned were $46.6 million for the nine months ended September 30, 2002, an increase of $6.8 million, or 17.1% compared to the nine months ended September 30, 2001. For the three months ended September 30, 2002, workers’ compensation net premiums earned were $15.8 million, an increase of $2.3 million, or 17.0% compared to the three months ended September 30, 2001. Net premiums earned increased more than direct premiums written due to a change in one of the Company’s reinsurance treaties that resulted in decreased ceded premiums in 2002.

      Workers’ compensation incurred loss and loss adjustment expenses totaled $35.6 million for the nine months ended September 30, 2002, a decrease of $6.1 million, or 14.6% compared to the same period of 2001. For the three months ended September 30, 2002, loss and loss adjustment expenses were $11.3 million, a decrease of $8.1 million, or 41.8% compared to the three months ended September 30, 2001. The workers’ compensation incurred loss and loss adjustment expense ratio decreased to 76.3% for the nine months ended September 30, 2002, from 104.9% for the same period of 2001. For the three-month periods ended September 30, 2002 and 2001, the loss ratios were 71.4% and 143.6%, respectively. The decreasing loss ratios were due to an overall pattern of increasing premium rates and reduced discounts in all markets.

      A significant workers’ compensation reserve enhancement related to prior accident years, approximately $5 million, was taken in the third quarter of 2001, resulting in incurred loss and loss adjustment expense ratios for the nine months and three months ended September 30, 2001 of 104.9% and 143.6%, respectively. Comparatively, the incurred loss and loss adjustment expense ratios for the nine months and three months ended September 30, 2002 of 76.3% and 71.4%, respectively, included approximately $2.0 million and $500,000, respectively, of favorable development on prior accident years. On an accident year basis, the loss and loss adjustment expense ratios for the nine months and three months ended September 30, 2002 were 80.6% and 74.6%, respectively, compared to 92.3% and 111.1%, respectively, for the same periods in 2001. The decreases in the loss and loss adjustment expense ratios are the direct result of premium rate increases, and reduced discounts in 2002.

      Workers’ compensation underwriting expenses were $11.3 million for the nine months ended September 30, 2002, an increase of $601,000, or 5.6% compared to the same period of 2001. The underwriting expense ratio decreased to 24.3% for the nine months ended September 30, 2002, from 27.0% for the same period of 2001. Underwriting expenses were $3.6 million for the quarter ended September 30, 2002, a decrease of $63,000, or 1.7% from the same three months in 2001. The underwriting ratio decreased to 22.5% for the third quarter of 2002 from 26.8% for the same period in 2001. Commission expense for the nine months and three months ended September 30, 2002 was $4.6 million and $1.4 million, respectively, compared to $3.4 million and $1.2 million during the same periods of 2001. The decreases in the workers’ compensation underwriting ratios resulted primarily from the 17.1% and 17.0% growth in net premiums earned for the nine months and three months ended September 30, 2002, respectively, as compared with the nine months and three months ended September 30, 2001. Management expects that the workers’ compensation underwriting expense ratio will increase in the near future due to the hiring of several workers’ compensation executives and managers as described above. However, management expects that, eventually, the underwriting expense ratio should return, approximately, to its present level.

     Health Insurance Operations

      Health direct premiums written were $17.1 million for the nine months ended September 30, 2002, an increase of $4.1 million, or 31.5% compared to the same period of 2001. Direct premiums written for the three months ended September 30, 2002 were $5.8 million, an increase of $837,000, or 17.0% compared to the three months ended September 30, 2001. All health direct premiums written were exclusively related to our involvement with a single preferred provider organization located in Western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization that sponsors this plan. The increases in direct premiums written are the result of rate increases, of up to 25%, implemented in the first nine months of 2002. Working with the plan sponsor, we are continuing to implement rate increases and tighten underwriting standards.

      Health net premiums earned were $16.9 million for the nine months ended September 30, 2002, an increase of $3.1 million, or 22.5% compared to the nine months ended September 30, 2001. Net earned premiums were $5.5 million for the three months ended September 30, 2002, an increase of $301,000, or 5.8% compared with the same three months in 2001. Health net premiums earned increased less than direct premiums written due to a change in reinsurance treaties that resulted in increased ceded health premiums in 2002.

      Health incurred loss and loss adjustment expenses totaled $15.8 million for the nine months ended September 30, 2002, an increase of $2.0 million, or 14.5% compared to the nine months ended September 30, 2001. The incurred loss and loss adjustment expense ratio decreased to 93.7% for the nine months ended September 30, 2002, from 99.9% for the same period of 2001. Incurred loss and loss adjustment expenses for the three months ended September 30, 2002 were $5.1 million, a decrease of $1.4 million, or 21.5% compared to the same period of 2001. The loss and loss adjustment expense ratios were 93.5% and 126.0%, respectively, for the three months ended September, 2002 and 2001. The decreases in the health loss ratios for the three months and nine months ended September 30, 2002 as compared to the same periods last year were primarily the result of premium rate increases and tighter underwriting standards that reduced the number and severity of reported claims.

      Health underwriting expenses were $3.6 million for the nine months ended September 30, 2002, an increase of $453,000, or 14.6% compared to the same period of 2001. The health underwriting expense ratio decreased to 21.1% for the nine months ended September 30, 2002 from 22.4% for the same period of 2001. For the three months ended September 30, 2002, health underwriting expenses were $1.0 million, a decrease of $69,000, or 6.5% compared to the same three months of 2001. The health underwriting ratios were 18.0% and 20.4%, respectively, for the three months ended September 30, 2002 and 2001. Health commission expense for the nine months and three months ended September 30, 2002 was $1.6 million and $409,000, respectively, compared to $1.6 million and $537,000 during the same periods of 2001. The decreases in the health underwriting ratios were primarily due to holding underwriting salaries and employee benefit costs relatively constant, while net premiums earned increased 22.5% and 5.8% during the nine months and three months ended September 30, 2002, respectively, compared with the same periods of 2001.

     Personal and Commercial Lines Insurance Operations

      Effective December 31, 2001, the Company exited the personal and commercial lines of business with the exception of a single alternative-risk-transfer program. Direct premiums written associated with this program were $380,000 for the nine months ended September 30, 2002. This program was discontinued in the third quarter of 2002, resulting in returned direct premiums written of $17,000 during the three months ended September 30, 2002. These premiums and risk were 100% ceded to a reinsurer. Direct written premiums for the nine and three months ended September 30, 2001 represent premiums returned to insureds of $501,000 and $50,000, respectively.

      During the nine months ended September 30, 2002, the Company returned personal and commercial premiums of $590,000. The returned premiums were the result of additional premiums ceded in connection with one of the Company’s reinsurance treaties. There were no net premiums earned during the three months ended September 30, 2002. Personal and commercial net premiums earned were $5.6 million and $980,000, respectively, for the nine and three-month periods ended September 30, 2001.

      Personal and commercial incurred loss and loss adjustment expenses totaled $630,000 for the nine months ended September 30, 2002, a decrease of $7.3 million, or 92.4% compared to the nine months ended September 30, 2001. Incurred loss and loss adjustment expenses for the three months ended September 30, 2002 were $324,000, a decrease of $1.3 million or 81.3% compared to the same period of 2001. Incurred loss and loss adjustment expenses for the nine months ended September 30, 2002, represent unfavorable development on December 31, 2001 unpaid loss and loss adjustment expenses as the Company is not retaining any risk related to new personal and commercial business.

      As previously discussed, there were no net underwriting expenses associated with the personal and commercial line of business during the nine months ended September 30, 2002. Personal and commercial underwriting expenses for the nine-month and three-month periods ended September 30, 2001 were $1.2 million and $196,000, respectively. The related underwriting ratios for the same periods in 2001 were 20.7% and 20.0%, respectively.

     Corporate, Investments and Other

      Investment income, excluding realized investment losses, was $34.1 million for the nine months ended September 30, 2002, a decrease of $2.3 million, or 6.3% compared to the nine months ended September 30, 2001. Net realized losses were $678,000 and $2.5 million during the nine-month periods ended September 30, 2002 and 2001, respectively. Investment income, excluding realized investment losses, for the three months ended September 30, 2002, was $11.4 million, a decrease of $198,000, or 1.7% compared to the same three months of 2001. The declines in investment income were primarily the result of a lower interest rate environment in 2002, compared to 2001. In addition, the Company spent $27.4 million and $16.6 million to fund its share repurchase program during the nine months and three months ended September 30, 2002, respectively, which reduced the amount of investment income earned during those periods as compared to the same periods of 2001. The Company maintains a portfolio of cash and short-term investments to meet operating cash needs and to fund the Company’s share repurchase program.

      The average yield on the Company’s investment portfolio was 6.16% for the nine months ended September 30, 2002 compared to 6.43% for the same period of 2001. The market value of the Company’s fixed income security portfolio is inversely related to interest rates; therefore, as interest rates have declined, the market value of the Company’s fixed income security portfolio has increased. Unrealized gains, net of deferred income taxes, on the Company’s investments were $25.0 million at September 30, 2002, an increase of $19.2 million compared to December 31, 2001.

      Investment expenses were $2.1 million during the nine months ended September 30, 2002 and $481,000 during the three months ended September 30, 2002. This represents increases of $731,000, or 54.0% and $70,000, or 17.0%, respectively, compared to the same period during 2001. The increases in investment expenses were primarily due to increased depreciation expense on several of the Company’s investment real estate properties.

      The Company’s general and administrative expenses decreased $247,000, or 15.9% to $1.3 million during the nine months ended September 30, 2002 compared to the prior year. General and administrative expenses for the three months ended September 30, 2002 were $390,000, a decrease of $228,000, or 36.9% compared to the same period of 2001. The decreases in general and administrative expenses were primarily the result of the elimination of positions at the Company’s non-insurance subsidiaries.

      In accordance with the provisions of SFAS No. 142, the Company did not record any amortization expense during the nine months or three months ended September 30, 2002. Amortization expense for the nine months and three months ended September 30, 2001 were $1.6 million and $533,000, respectively. See “Effects of New Accounting Pronouncements” and Note 4 to the Condensed Consolidated Financial Statements for further discussion regarding amortization expense and the effect of SFAS No. 142 on the Company’s future operating results.

      The Company recorded $4.4 million and $1.0 million in federal income tax benefit for the nine months and three months ended September 30, 2002, respectively, compared to benefits of $15.0 million and $19.2 million during the same periods in 2001, as a result of losses in those periods. The effective tax rate was 35.0% for the nine months and three months ended September 30, 2002, compared to 35.5% and 34.9%, respectively, for the nine months and three months ended September 30, 2001.

      Net loss for the nine months ended September 30, 2002 was $8.2 million on revenues of $204.9 million compared to a net loss of $27.3 million on revenues of $181.9 million for the nine months ended September 30, 2001. Net loss for the third quarter of 2002 was $1.9 million on revenues of $72.8 million, compared to net loss of $35.8 million on revenues of $58.2 million for the third quarter of 2001. The decreases in net loss were due primarily to increases in net premiums earned which decreased the incurred loss and loss adjustment expense and underwriting expense ratios for the nine months and three months ended September 30, 2002 compared to the same periods of 2001.

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

      APCapital itself is a holding company whose only material assets are the capital stock of APAssurance and its other subsidiaries and a portion of the net proceeds from the stock offerings. APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law.

      The Company is indebted to its President and Chief Executive Officer (“CEO”) in the amount of $8.0 million in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, without interest, over the next seven years. Certain events, such as the termination, death or disability of the President and CEO, could accelerate these payments.

      At September 30, 2002, the Company had no material commitments for capital expenditures.

      The Company’s net cash flow generated by operations was approximately $37.2 million for the nine months ended September 30, 2002, compared to $6.1 million provided by operations for the nine months ended September 30, 2001. The improvement in cash flows generated from operations was primarily the result of increased premium rates.

      At September 30, 2002, the Company had $66.7 million of cash available and an investment portfolio of $720.8 million. The portfolio includes $24.0 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of September 30, 2002, $328 million of bonds mature in the next one to five years and $274 million mature in the next five to ten years. In addition, the Company has $2.5 million of mortgage-backed securities that provide periodic principal repayments.

      Total assets increased $35.3 million to $1,074.2 million at September 30, 2002, compared to $1,038.9 million at December 31, 2001. The increase was primarily attributable to cash flow generated from operations and the increase in the market value of our fixed income securities.

      Loss and loss adjustment expense reserves increased $31.3 million, or 5.2%, to $628.3 million at September 30, 2002, from $597.0 million at December 31, 2001. This increase was due to increased writings in both the workers’ compensation and medical professional liability lines.

      The unearned premium reserve increased $19.4 million, or 19.4%, to $119.5 million at September 30, 2002, from $100.1 million at December 31, 2001. The increase was primarily due to premium rate increases in 2002.

      In March, July and November 2001, May 2002 and twice in August 2002, APCapital’s Board of Directors authorized six separate programs to purchase 5% of its outstanding common stock, representing a total of approximately 3,115,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the quarter, the Company purchased 946,100 shares pursuant to these authorizations, bringing the total number of shares purchased pursuant to these authorizations to 2,924,270, at a total cost of $52,707,000. As of September 30, 2002, the Company has approximately 191,000 shares of its August 28, 2002 stock repurchase program remaining to be purchased. There can be no assurance that the Company will repurchase the remaining shares authorized to be purchased, or that any additional repurchases will be authorized by the Company’s Board of Directors.

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

      The policies relating to unpaid losses and loss adjustment expenses, investments, reinsurance and the reserve for extended reporting period claims are those we believe to be the most sensitive to estimates and judgments. They are more fully described in Item 7 of our most recent Annual Report on Form 10-K and in Note 1 to our consolidated financial statements contained in that report. There have been no material changes to these policies during the most recent quarter.

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

      In accordance with the transitional guidance given in SFAS No. 142, the Company has substantially completed its initial impairment review required under SFAS No. 142. Based on the preliminary results of the impairment testing, the Company will likely write off the remaining $2.1 million of goodwill associated with its health and personal and commercial reporting units in the fourth quarter. The adoption of SFAS No. 142 has had a significant impact on the Company’s 2002 operating results, as goodwill is no longer being amortized. Amortization expense was $1.6 million, or $0.09 per share, net of tax, for the nine months ended September 30, 2001 and $533,000, or $0.03 per share, net of tax, for the three months ended September 30, 2001. At September 30, 2002, goodwill totaled $17.8 million, with accumulated amortization of $3.9 million, or $13.9 million of goodwill on a net basis.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.

This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30). SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held, and long-lived assets to be disposed. SFAS No. 144 broadens the definition of “discontinued operations,” as previously defined by APB No. 30, but does not allow for the accrual of future operating losses, as was previously permitted under that standard. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under U.S. GAAP. SFAS No. 144 excludes from its scope financial accounting and reporting for the impairment of goodwill and other intangible assets. The implementation of SFAS No. 144 did not have an effect on the Company’s consolidated financial position or results of operations for the nine or three-month periods ended September 30, 2002.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

      As of September 30, 2002, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      We regularly examine the quality distribution of our investment portfolio for evidence of impairment. When a security in our investment portfolio has a decline in market value, which is other than temporary, we are required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of our investment securities at September 30, 2002 were deemed to be temporary with the exception of an investment in Frontier bonds, which was written down $390,000 during 2002 and $5.9 million during 2001.

Quantitative Information About Market Risk

      Our fixed income security portfolio was valued at $681.9 million at September 30, 2002, and had an average modified duration of 3.33 years. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	Portfolio	Change	Modified
Changes in Rates	Value	in Value	Duration

			(in years)
	(dollars in millions)
+2%	$632.8	$(49.1)	3.41
+1%	656.0	(25.9)	3.51
0	681.9	—	3.33
-1%	705.4	23.5	3.43
-2%	730.7	48.8	3.51

ITEM 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K

      There were no Reports on Form 8-K filed during the three months ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
Its: President and Chief Executive Officer

By:	/s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer
and principal accounting officer

CERTIFICATION OF DISCLOSURE

      I, William B. Cheeseman, President and Chief Executive Officer of American Physicians Capital, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Physicians Capital, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ WILLIAM B. CHEESEMAN

President and Chief Executive Officer
American Physicians Capital, Inc.

CERTIFICATION OF DISCLOSURE

I, Frank H. Freund, Executive Vice President, Treasurer, Chief Financial Officer, and principal accounting officer of American Physicians Capital, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Physicians Capital, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ FRANK H. FREUND

Executive Vice President, Treasurer,
Chief Financial Officer and
principal accounting officer
American Physicians Capital, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

99.1	Certification by the Chief Executive Officer as to the fair presentation and compliance with Section 13(a) of the Securities Exchange Act of 1934 as it relates to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission.

99.2	Certification by the Chief Financial Officer as to the fair presentation and compliance with Section 13(a) of the Securities Exchange Act of 1934 as it relates to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission.