Form 10-K
period 2002-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2003-03-31
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☑          NO ☐

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 28, 2002, based on $18.46 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market’s National Market), was approximately $113.3 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

      As of March 10, 2003 the Registrant had 8,701,533 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Item 1.     Business

General

      American Physicians Capital, Inc., or APCapital, is an insurance holding company which writes primarily medical professional liability and workers’ compensation insurance through its subsidiaries American Physicians Assurance Corporation, or APAssurance (formerly Mutual Insurance Corporation Of America, or MICOA), Insurance Corporation of America and APSpecialty Insurance Corporation (formerly RML Insurance Company). It also provides, on a limited basis, health coverage. APCapital also owns several financial services companies. APCapital and its consolidated subsidiaries are sometimes referred to in this report as “we,” “us,” or “the Company.”

      APCapital was incorporated in Michigan in July 2000 to facilitate the conversion of APAssurance from a mutual insurance company to a publicly owned stock insurance company. In connection with this conversion, APCapital offered its common stock to policyholders of APAssurance, to various other groups having specified relationships to APAssurance and to the general public. APCapital stock began trading on the Nasdaq Stock Market’s National Market on December 8, 2000. The conversion became effective, the offerings were closed and APAssurance and its subsidiaries became subsidiaries of APCapital on December 13, 2000.

      APAssurance, which is APCapital’s primary subsidiary, was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan. By 1981, APAssurance insured more physicians than any other insurer in the State of Michigan, a distinction it maintains today.

Summary Premium Volume By Line

      The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the amount of direct premiums written, net premiums written, and net premiums earned for each of our lines of insurance.

	Year Ended December 31,

	2002		2001		2000

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(dollars in thousands)
Direct premiums written:
Medical professional liability	$177,253	66.6%	$149,253	64.7%	$123,916	61.0%
Workers’ compensation	64,194	24.1%	63,977	27.7%	50,738	25.0%
Health	24,433	9.2%	18,001	7.8%	13,214	6.5%
Other	380	0.1%	(466)	-0.2%	15,299	7.5%

Total	$266,260	100.0%	$230,765	100.0%	$203,167	100.0%

Net premiums written:
Medical professional liability	$154,583	64.8%	$126,830	60.8%	$114,541	61.2%
Workers’ compensation	60,446	25.4%	64,754	31.0%	48,184	25.8%
Health	23,820	10.0%	18,668	8.9%	11,066	5.9%
Other	(432)	-0.2%	(1,473)	-0.7%	13,285	7.1%

Total	$238,417	100.0%	$208,779	100.0%	$187,076	100.0%

Net premiums earned:
Medical professional liability	$148,646	63.1%	$119,659	59.2%	$109,492	60.7%
Workers’ compensation	63,517	27.0%	58,377	28.8%	46,980	26.1%
Health	23,820	10.1%	18,668	9.2%	11,066	6.1%
Other	(432)	-0.2%	5,667	2.8%	12,804	7.1%

Total	$235,551	100.0%	$202,371	100.0%	$180,342	100.0%

Medical Professional Liability

      Products and Services. We underwrite medical professional and hospital professional liability policy coverages for physicians and physician medical groups, clinics and other providers in the health care industry. Medical professional liability insurance insures physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer both claims-made and occurrence policies, and include legal defense against asserted medical professional liability claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. Policyholders are insured continuously while their claims-made policy is in force. Occurrence policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as a few hospitals.

      We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises in the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. At December 31, 2002, we insured approximately 13,000 physicians in 14 states throughout the United States, with a concentration in the Midwest.

      Marketing. Our marketing philosophy is to sell profitable business in our core lines of insurance through a broad, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, purchasing group programs and other marketing alliances.

      Our medical professional liability product line is marketed through approximately 50 agents in 10 states, with one strategic partner, SCW Agency Group, Inc. and its wholly owned subsidiaries (“SCW”), accounting for approximately 40% of medical professional liability premiums written during 2002. The remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, or work with financially sound agencies that focus on this line in targeted geographic areas. Of the 50 agencies that write medical professional liability, 27 wrote over $1 million in premiums with us in 2002.

      The Michigan State Medical Society, or MSMS, has endorsed APAssurance as its exclusive professional liability carrier of choice for 27 years and currently endorses APAssurance in accordance with an agreement pursuant to which we compensate MSMS for marketing our professional medical liability products to MSMS members. APAssurance has also received a similar marketing endorsement agreement from the Michigan Osteopathic Association, the Kentucky Medical Association, and the New Mexico Medical Association.

      Underwriting and Pricing. Most of our underwriting work and customer contact is performed through our local offices under the supervision of the home office. The home office underwriting department is responsible for the issuance, establishment and implementation of underwriting standards for all of our underwritten coverages. The local office underwriting staff have the authority to evaluate, approve and issue medical professional liability coverage for individual providers and medical groups with annual premiums that do not exceed present threshold amounts or guidelines imposed by the home office.

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

      Claims Management. Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians and hospitals. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expense, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. Our policies require us to provide a defense for our insureds in any suit involving a medical incident covered by the policy. The defense costs we incur are in addition to the limit of liability under the policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions.

      We emphasize early evaluation and aggressive management of claims. When a claim is reported, a claims department professional completes an initial evaluation and sets the initial reserve. As the discovery process continues, the reserve may be adjusted. We have established different levels of authority within the claims department for settlement of claims.

Workers’ Compensation

      Products and Services. We focus our workers’ compensation efforts on two approaches to the marketplace. First, we provide coverage to smaller accounts (under $75,000 in annual premiums) in several markets in the Midwest. These accounts are in exposure to loss hazard classes within industries that have low probability of severity claims. Second, we focus on mid-level accounts ($75,000 to $750,000 in annual premium) in underserved markets where we can add value to the relationship with expert accident prevention and assertive claims management services, reducing the client’s cost of risk.

      Distribution. Our workers’ compensation sales and marketing philosophy is to utilize primarily independent agencies. However, it is our goal with these agencies to develop long-term strategic relationships. The premium volume for an individual agency is normally minor in relation to the total premiums. Only 37 workers’ compensation agencies exceeded $500,000 in premium volume in 2002, and only eight of these exceeded $1 million in premium volume.

      Underwriting and Pricing. Most of our underwriting work and customer contact is performed through our local offices under the supervision of the home office. The home office underwriting department is responsible for all aspects of underwriting standards for all of our underwritten coverages, including pricing. Local underwriting staff have the authority to evaluate, approve and issue workers’ compensation coverage for businesses with annual premiums that do not exceed present threshold amounts or guidelines established by the home office.

      The nature of our business requires that we monitor the marketplace and the pricing strategies of our competitors. Using a variety of data, we set our prices based on estimated future costs. From time to time, we may reduce our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the ultimate assumed liability. If our pricing strategy cannot yield sufficient premium to cover costs on a particular type of risk, we do not write that risk. It is our approach not to sacrifice profitability for premium growth.

      Claims Management. Our claims professionals are committed to exceptional service, aggressive claims management, quality medical care, timely payment and claims settlement. We perform on-site reviews with customers who need special attention in claims reporting, accident investigation and job analysis for a successful return of injured employees to productive work. We apply numerous techniques to reduce medical and indemnity costs and, as allowed by statute, we provide medical direction for injured workers. We encourage development of alternative work for those employees who can re-enter the workforce on a limited basis.

      We apply an aggressive defense for all non-compensable claims. We encourage participation from the insured and maintain open communications with the policyholder and defense counsel throughout the life of the case. In defense of contested workers’ compensation claims, our claims representatives work with pre-approved counsel who specialize in workers’ compensation defense practice. Our claims representatives are accountable for the outcome of each claim. All of this activity assists us in reducing the cost of workers’ compensation claims.

      Accident Prevention. We invest in accident prevention resources and pre-underwriting analysis of past losses and inherent hazards within the risk to reduce our exposure to loss. We have developed a unique business plan for each account exceeding $75,000 in annual premium that provides a focus for the reduction of accidents and injuries.

Health Insurance

      We currently write small business employee health insurance through a single preferred provider organization located in western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization which sponsors this plan. We also provide medical professional liability coverage to many of the physician members of this organization. All other health programs have been discontinued.

Other Insurance

      We previously sold personal and commercial insurance. We are no longer accepting new business in this line of business and have not renewed business previously written by us in this line.

      We have reduced efforts to write business through our APDirect Internet sales channel, choosing to focus on improving customer and agent communication via the internet. On a selective basis, we continue to offer alternative risk transfer programs.

Other Financial Subsidiaries

      We have developed and acquired a variety of other organizations to offer financial services and consulting to its customers. These services include captive insurance company arrangements, loss control consulting, risk management and investment management. Revenues from these sources are not material.

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

      Under our primary professional liability reinsurance contract, the portion of the policyholder premium ceded to the reinsurers is “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We pay a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Our largest net insured amount on any medical professional liability risk is $500,000.

      Our net retention in workers’ compensation, in states other than Minnesota, is $1 million. In Minnesota, insurers are required to obtain reinsurance from a state facility called the Workers’ Compensation Reinsurance Association, or WCRA. Our current net retention on any one claim with respect to the WCRA is $720,000. To take advantage of emerging markets, we have also utilized quota share reinsurance in the recent past, where we proportionately share the premium and losses with the reinsurer.

      The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2002. A.M. Best classifies an “A” rating as “Excellent” and “A++” and “A+” ratings as “Superior” and a “B-” rating as “Fair”. Other than the entities listed below, no single reinsurer’s percentage participation in 2002 exceeded 5% of total amounts recoverable from reinsurers.

				% of 2002
		Amounts	2002 Total Ceded	Amounts
	A.M. Best	Recoverable From	Premiums	Recoverable From
Reinsurer	Rating	Reinsurers	Written	Reinsurers

	(dollars in thousands)
Hannover Ruckversicherungs	A+	$27,065	$9,412	26.0%
Gerling Global Reinsurance Corporation	B-	17,202	7,908	16.6%
General Reinsurance Corporation	A++	11,716	34	11.3%
Transatlantic Reinsurance Company	A++	11,626	341	11.2%
American Re-Insurance Company	A+	5,990	4,319	5.8%
Employers Reinsurance	A+	5,831	222	5.6%

      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2002, we concluded that there was no material risk of not being paid by our reinsurers. We performed additional analysis on Gerling Global given its recent downgrade to B- and actions by its parent company to put United States subsidiary into run-off. Despite Gerling Global’s B- A.M. Best rating at December 31, 2002, our review indicates that Gerling Global still has adequate surplus and cash flow, and we have not experienced any difficulties in collecting amounts due from Gerling Global, or any other reinsurers. However, we will continue to monitor the Gerling Global situation carefully, and may pursue an economic settlement or commutation if we determine this is the best long-term course of action. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

Loss and Loss Adjustment Expense Reserves

      Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves on a physician’s death, disability and retirement, or DD&R reserves, which are included in our loss reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. We do not discount our reserves to recognize for the time value of money.

      When a claim is reported to us, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon insurance reserving practices appropriate for the relevant line of business and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically adjusted by the claims staff, as more information becomes available. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. We maintain reserves for claims incurred but not reported to provide for future reporting of already incurred claims and developments on reported claims. The reserve for claims incurred but not reported is determined based on historical loss trends.

      We have a team of actuaries on our staff that analyze and develop projections of ultimate losses which are used to establish recorded reserves. Our actuaries utilized standard actuarial techniques to project ultimate losses based on our paid and incurred loss information, as well as drawing from industry data. These projections are done using actual loss dollars and claim counts. We analyze loss trends and claims frequency and severity to determine our “best estimate” of the required reserves. Management then records this best estimate in the company’s financial statements. As required by insurance regulatory authorities, we receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves.

      There can be no assurance that ultimate losses will not exceed our actuarially determined best estimate of loss reserves at December 31, 2002. While management does not explicitly calculate an acceptable “range” of probable reserves, historical results have shown ultimate losses can vary from our initial estimates in a range of plus or minus 7%. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

      The following table provides a reconciliation, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), of beginning and ending loss and loss adjustment expenses reserve balances for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

	(dollars in thousands)
Balance, beginning of year	$597,046	$483,273	$457,072
Less, reinsurance recoverables	(91,491)	(69,319)	(63,490)

Net balance, beginning of year	505,555	413,954	393,582
Incurred related to:
Current year	236,398	228,848	164,997
Prior years	5,630	29,000	(11,479)

Total incurred	242,028	257,848	153,518

Paid related to:
Current year	43,867	41,693	49,243
Prior years	161,690	124,554	83,903

Total paid	205,557	166,247	133,146

Net balance, end of year	542,026	505,555	413,954
Plus, reinsurance recoverables	95,468	91,491	69,319

Balance, end of period	$637,494	$597,046	$483,273

      During 2002, 2001, and 2000, management made adjustments to prior year reserves. These adverse/ (positive) adjustments totaled $5.6 million, $29.0 million, and ($11.5) million for the years ended December 31, 2002, 2001, and 2000, respectively. As a percentage of net reserves as of the beginning of the year, these adjustments were 1.1%, 7%, and (2.9%), respectively.

      The positive development recognized in 2000 was the result of continued favorable claims settlement experience in the Michigan market. In 2001, we encountered a large increase in reported losses, primarily in our Florida, Ohio, and Kentucky professional liability markets. This increase in reported losses was the result of an over 20% increase in the average severity of claims reported in 2001. The 2001 adjustment was also unusually large because Ohio and Florida markets were relatively new for the Company making our initial reserve estimates very difficult to predict. These higher than expected loss trends continued into 2002, but at a much lower level. As a result, we also added to prior year reserves in 2002, primarily in our Ohio and Florida markets.

      The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1993 through 2002. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The “cumulative (deficiency)” or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

      The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process.

	At Year Ended December 31,

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(dollars in thousands)
Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$328,436	$341,254	$334,264	$346,455	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026
Cumulative net paid as of:
End of year	57,110	59,982	47,113	69,750	86,703	85,290	95,471	124,479	161,770
Two years later	97,424	93,724	89,260	134,184	152,656	146,497	182,541	236,653
Three years later	126,220	122,509	122,734	181,144	188,665	198,774	251,448
Four years later	137,667	142,127	148,000	205,824	215,426	231,748
Five years later	149,443	154,716	158,041	219,944	232,323
Six years later	155,556	160,204	165,250	227,840
Seven years later	159,325	165,133	170,750
Eight years later	161,385	169,316
Nine years later	164,819
Re-estimated net liability as of:
End of year	304,888	300,626	273,025	324,233	327,542	350,114	383,004	435,069	511,185
Two years later	269,571	251,083	259,103	302,696	314,613	334,827	373,400	449,871
Three years later	235,507	239,185	238,572	291,406	290,490	313,248	374,729
Four years later	221,633	221,973	221,226	267,788	273,982	303,540
Five years later	207,074	207,930	196,949	258,838	268,754
Six years later	194,432	187,451	192,521	254,272
Seven years later	178,551	185,398	189,708
Eight years later	176,827	184,033
Nine years later	175,852
Net cumulative (deficiency) redundancy		157,221	144,556	92,183	84,082	68,442	18,853	(35,917)	(5,630)
Gross liability — end of year		367,332	359,330	392,626	407,746	422,987	457,072	483,273	597,046	637,494
Reinsurance recoverables		26,078	25,066	46,171	54,910	51,005	63,490	69,319	91,491	95,468

Net liability — end of year		$341,254	$334,264	$346,455	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026

Gross re-estimated liability — latest		$193,505	$197,998	$298,148	$324,140	$381,281	$455,504	$539,804	$601,821
Re-estimated reinsurance recoverables — latest		9,473	8,290	43,875	55,386	77,741	80,775	89,933	90,637

Net re-estimated liability — latest		$184,032	$189,708	$254,273	$268,754	$303,540	$374,729	$449,871	$511,186

Gross cumulative (deficiency) redundancy		$173,827	$161,332	$94,478	$83,606	$41,706	$1,568	$(56,531)	$(4,775)

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

      Statutory accounting principles require reserves to be reported on a net basis, i.e., after reinsurance. Accounting principles generally accepted in the United States of America (“GAAP”) require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on either a gross or net basis, our statutory and GAAP reserves are identical.

Investments

      An important component of our operating results has been the total return on invested assets. Our investment objectives are primarily to maximize current returns, in addition to generating long-term capital appreciation that can ultimately be converted to current income. We are pursuing these objectives, while maintaining safety of capital, with an emphasis on adequate liquidity for our insurance operations. All of our investment securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. As of December 31, 2002, 97.6% of our fixed-income investment portfolio, which consisted of fixed-income securities and short-term investments, was investment grade. The fixed-income portfolio is managed by one of our subsidiaries. For additional information regarding our investment results, see Management’s Discussion and Analysis and Note 5 of the Notes to Consolidated Financial Statements contained elsewhere in this report. Other invested assets include investment real estate at December 31, 2002 and 2001, and mortgage loans at December 31, 2001.

Competition

      The insurance industry is highly competitive. We compete with numerous insurance companies and various self-insurance mechanisms. Many of our competitors have considerably greater financial resources and higher A. M. Best Company ratings than we have, particularly our competitors in the workers’ compensation segments. We believe that the principal competitive factors in all of our insurance segments are service quality, name recognition, breadth and flexibility of coverages, financial stability and, to a lesser degree, price. We believe we compare favorably to many of our competitors based on our excellent service to customers, our close relationship with the medical community, primarily through various medical societies which affords us a high degree of name recognition, our ability to customize product features and programs to fit the needs of our customers and our long history of financial stability.

Segment Information

      See Note 20 of the Notes to Consolidated Financial Statements contained elsewhere in this report for information regarding our business segments. Such information is incorporated herein by reference.

Insurance Regulatory Matters

      General. Insurance companies are subject to supervision and regulation relating to numerous aspects of their business and financial condition in the states in which they transact business. The nature and extent of such regulation varies from jurisdiction to jurisdiction. Our Michigan insurance companies, for example, are subject to supervision and regulation by the Office of Financial and Insurance Services for the State of Michigan, or OFIS, which establishes standards of solvency, licenses insurers and agents, establishes guidelines for investments by insurers, reviews premium rates, reviews the provisions which insurers must make for current losses and future liabilities, reviews transactions involving a change in control and requires the filing of periodic reports relating to financial condition. In addition, state regulatory examiners, including the OFIS, perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders.

      Our insurance subsidiaries together are licensed to write insurance in a total of 36 states and are eligible to write excess and surplus lines in 25 states. However, we currently write business in only 18 of the states where we are licensed or eligible to write excess and surplus lines. Our current focus of operations is on our existing states. However, we continue to expand our geographic capabilities beyond the states where we currently write coverage, by adding licenses when appropriate to allow for future growth.

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

      Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of the OFIS, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with the OFIS, or the statutory net income, excluding realized gains, for the period covered by such annual statement. At December 31, 2002, the amount available for payment of dividends without the prior approval of the OFIS was approximately $18.8 million.

      Change of Control. The Michigan Insurance Code requires that the OFIS receive prior notice of and approve a change of control for either APAssurance or APCapital. The Michigan Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation, or other entity would obtain “control” of APAssurance or APCapital if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. In addition, our plan of conversion provides that no one may acquire more than 5% of the common shares outstanding of APCapital before December 13, 2005 without OFIS approval. To obtain approval for a change of control, the proposed acquirer must file an application with the OFIS containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer. Insurance laws of other states applicable to our insurance subsidiaries have similar requirements.

      Risk-Based Capital Requirements. In addition to state-imposed insurance laws and regulations, the OFIS administers the requirements adopted by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, we first determine our risk-based capital base level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our “total adjusted capital” to the base level. Our “total adjusted capital” is determined by subtracting our liabilities from our assets in accordance with rules established by the OFIS. A ratio of total adjusted capital to risk-based capital of less than 2.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0.

      The ratio for our primary insurance subsidiary, APAssurance, has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to APAssurance will not increase in the future. As of December 31, 2002, APAssurance’s risk-based capital base level was $42.6 million and its total adjusted capital was $163.5 million, for a ratio of 3.8. The ratio of risk-based capital to total adjusted capital for our other two insurance subsidiaries, APSpecialty and Insurance Corporation of America, was 25.0 and 36.0, respectively, at December 31, 2002.

      IRIS Requirements. The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the

IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. The NAIC does not compute IRIS ratios on a consolidated basis. However, none of our insurance subsidiaries had more than two ratios outside the acceptable range for 2002.

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

Employees

      As of December 31, 2002, we had 244 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Filings Under the Securities Exchange Act of 1934

      Our website address is www.apcapital.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed.

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

      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	If we establish inadequate loss and loss adjustment expense reserves, or if they develop less favorably than in the past, our profitability may decline.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase so that our business is no longer profitable.

•	If we experience substantial change in claims frequency or severity patterns, our profitability may decline.

•	Changes in the health care industry could reduce the size of our premiums and the number of customers buying our insurance.

•	We may be unable to obtain adequate and affordable reinsurance coverage from creditworthy reinsurers, which would increase our risk and restrict our ability to offer insurance at competitive rates and coverage limits.

•	The concentration of our business in Michigan leaves us vulnerable to various factors specific to that state.

•	Although our strategy for growth includes expansion and diversification of our insurance products, there is no assurance that this strategy will be successful.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW, an insurance sales agency, which is principally owned by our President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency. However, the commission rates we pay to this agency are substantially the same, or lower, than we pay to other agents.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount which could materially affect the financial condition of the Company.

•	If our President and Chief Executive Officer does not continue in that role, our financial performance may decline.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	We may experience unanticipated losses and loss adjustment expenses and other unforeseen expenses associated with our exit from the Florida medical professional liability insurance market and the Kentucky workers’ compensation market as well as workers’ compensation construction policies in all states.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	We may be unable to obtain anticipated processing efficiencies, which may negatively affect our profitability.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

      Other factors not currently anticipated by management may also materially and adversely affect our results of operations. Except as required by applicable law, we do not undertake any obligation to publicly update or alter any forward-looking statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Item 2.     Properties

      We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be approximately five years in length. We currently lease a total of approximately 70,000 square feet of space in East Lansing, Michigan; Chicago, Illinois; Louisville, Kentucky; Boca Raton, Florida; Eden Prairie, Minnesota; Las Vegas, Nevada; and Albuquerque, New Mexico. We also own various real estate investment properties as part of our investment portfolio.

Item 3.     Legal Proceedings

      We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the three months ended December 31, 2002.

PART II

Item 5.     Market Price for Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

	Sale Price

	High	Low

2002
October 1 — December 31, 2002	$19.30	$15.03
July 1 — September 30, 2002	19.16	15.60
April 1 — June 30, 2002	20.57	15.02
January 1 — March 31, 2002	21.85	17.35
2001
October 1 — December 31, 2001	$23.60	$14.70
July 1 — September 30, 2001	22.95	18.02
April 1 — June 30, 2001	20.69	16.50
January 1 — March 31, 2001	20.44	15.63

      We have never paid a cash dividend and currently do not intend to pay cash dividends in the future. Our ability to pay dividends may be contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.”

      As of March 10, 2003, there were approximately 1,800 beneficial owners of our common stock, based on the records of our transfer agent and securities position listings information.

      The Company has a Stock Compensation Plan pursuant to which it grants stock options and other stock-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2002.

Equity Compensation Plans

Number of shares
remaining available for
future issuance under
	Number of shares to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding shares reflected
Plan Category	outstanding options	outstanding options	in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	987,500	$18.39	44,993
Equity compensation plans not approved by shareholders:	—	—	—

Item 6.     Selected Financial Data

      The following selected financial data, other than the selected statutory data, are derived from our consolidated financial statements which were prepared in accordance with GAAP. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected statutory data are derived from our annual statements which were prepared in accordance with statutory accounting practices as required by insurance regulatory authorities. See Note 19 of the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of the principal differences between GAAP and statutory accounting practices.

	For the Year Ended December 31,

	2002(a)	2001	2000	1999(b)	1998

Revenue:
Direct premiums written	$266,260	$230,765	$203,169	$189,647	$160,305

Net premiums written	$238,417	$208,779	$187,076	$158,028	$147,801

Net premiums earned	$235,551	$202,371	$180,342	$148,656	$136,995
Investment income	45,525	47,883	36,784	30,539	29,451
Net realized (losses) gains	(913)	(5,651)	1,164	1,849	9,540
Other income	376	546	2,428	6,676	2,832

Total revenues and other income	280,539	245,149	220,718	187,720	178,818
Losses and expenses:
Losses and loss adjustment expenses	242,028	257,848	153,518	130,949	122,053
Underwriting expenses	48,593	45,111	42,158	40,037	38,455
Investment expense	2,515	1,788	2,978	3,283	2,943
Interest expense	373	400	716	565	791
Amortization expense		2,514	2,328	1,177	906
Other expense	1,971	4,718	2,275	1,739	1,206

Total losses and expenses	295,480	312,379	203,973	177,750	166,354

(Loss) income before federal income tax (benefit) expense	(14,941)	(67,230)	16,745	9,970	12,464
Federal income tax (benefit) expense	(5,529)	(23,450)	4,800	(23,759)	3,400

	For the Year Ended December 31,

	2002(a)	2001	2000	1999(b)	1998

(Loss) income before cumulative effect of a change in accounting principle	(9,412)	(43,780)	11,945	33,729	9,064
Cumulative effect of a change in accounting principle	(9,079)

Net (loss) income	$(18,491)	$(43,780)	$11,945	$33,729	$9,064

Net (loss) income per share — basic(c)	$(1.98)	$(3.95)	$0.07

Net (loss) income per share — diluted(c)	$(1.98)	$(3.95)	$0.07

(a)	Net income for the year ended December 31, 2002 includes a $9.1 million charge, net of tax, for the write-off of goodwill related to the adoption of Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with the transitional guidance given in SFAS No. 142, this write-off, related to the adoption of the standard, was treated as a cumulative effect of a change in accounting principle.

(b)	Net income for the year ended December 31, 1999 includes the effects of a large settlement with the Internal Revenue Service. Without this settlement, net income for the year ended December 31, 1999 would have been approximately $4.6 million.

(c)	The weighted average shares outstanding for the years ended December 31, 2002 and 2001, were 9,339,739 and 11,071,529 basic common shares, respectively. As the Company was in a net loss position for the years ended December 31, 2002 and 2001, no effect of awards or options were calculated as the impact would have been anti-dilutive. The weighted average shares outstanding for the period from December 13, 2000, the date of the conversion, to December 31, 2000 were 11,134,981 basic common shares and 11,260,797 common shares assuming dilution. There were no cash dividends declared during the periods presented.

	At or For the Year Ended December 31,

	2002		2001		2000		1999		1998

Balance Sheet Data:
Total cash and investments	$801,556		$752,508		$762,023		$541,894		$548,665
Total assets	1,058,918		1,038,917		977,976		794,390		715,596
Total liabilities	778,629		731,952		608,551		585,604		526,844
Total GAAP shareholders’ equity	280,289		306,965		369,425		208,786		188,752
GAAP Ratios:
Loss ratio	102.7%		127.4%		85.1%		88.1%		89.1%
Underwriting expense ratio	20.6		22.3		23.4		26.9		28.1
Combined ratio	123.3		149.7		108.5		115.0		117.2
Operating ratio	105.1		126.9		89.8		96.7		97.8
Statutory Data:
Loss ratio	103.2%		131.1%		85.2%		88.0%		89.4%
Underwriting expense ratio	20.9		24.3		24.7		29.2		27.0
Combined ratio	124.1		155.4		109.9		117.2		116.4
Surplus	$190,216		$203,069		$246,089		$179,829		$144,541
Ratio of statutory net premiums written to surplus	1.25	x	1.03	x	0.76	x	0.88	x	1.02	x

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed elsewhere in this report and from time to time in other reports filed by the Company with the Securities and Exchange Commission. See the disclosures under “Item 1 — Business — Uncertainties Relating to Forward-Looking Statements.”

Overview

      We are a leading provider of medical professional liability insurance coverage, writing this coverage in 17 states throughout the country. This insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. Medical professional liability insurance represented 66.6% of our direct premiums written in 2002. In addition, we write workers’ compensation insurance in 11 states, insuring a variety of business classes. During 2002, we also provided a limited amount of general personal and commercial coverage and participated in a health insurance program.

      Our policy liability limits vary by line and state. In workers’ compensation insurance, state statutes dictate the coverage we offer our policyholders. For medical professional liability insurance, most states allow physicians to choose their own coverage limits. The limits of liability purchased by our medical professional liability policyholders differ by state. In Michigan and New Mexico, the most common limits purchased by our policyholders are $200,000 per claim, with a $600,000 annual aggregate ($200,000/$600,000). In Florida, the most common limits purchased are $250,000/$750,000. In all other states, the most common limit purchased is $1 million per claim, with a $3 million annual aggregate. Higher limits and excess coverage may be written in conjunction with special reinsurance arrangements.

      We purchase reinsurance to limit risk on our individual exposures, stabilize underwriting results and increase our capacity to write insurance. By purchasing reinsurance, we transfer a portion of our loss exposure to a reinsurer. Purchasing reinsurance does not discharge us from our obligation to our insureds. If the reinsurer fails to meet its obligations, we remain liable to pay the insured. We have various reinsurance agreements in place. In general, we retain the first $500,000 of a medical professional liability claim and $1,000,000 of a workers’ compensation claim; and reinsurers pay the portion of the claim in excess of those amounts.

Important Agency Relationship

      The principal agency through which we write medical professional liability insurance is SCW Agency Group, Inc. and its wholly owned subsidiaries. SCW is 91.1% owned by William Cheeseman, our president and chief executive officer. Bridget Cheeseman, Mr. Cheeseman’s adult daughter, is a vice president of SCW and owns approximately 2.5% of SCW. During the last three years, Mr. Cheeseman has received no cash or other compensation, dividends or other distributions from SCW and his only benefit from SCW from this relationship is the potential appreciation of his ownership interest in that company. If SCW increases the amount of business it writes for us, SCW will earn more commission revenue from us. To the extent the increase in commission revenue we pay SCW increases SCW’s profits, Mr. Cheeseman’s ownership interest may appreciate. Also, to the extent our financial performance as a whole improves or deteriorates, whether due to the business relationship with SCW or otherwise, the Compensation Committee is likely to consider such improvement or deterioration in Company performance when determining Mr. Cheeseman’s compensation.

      SCW has been a significant agent for us for many years. The commission rates we pay to SCW are either the same or less than the commission rates we pay to our other agents. In addition, SCW has agreed that, with limited exceptions, the only medical professional liability insurance it will sell will be written by the Company.

The Company is not required to sell insurance solely through SCW. We believe these factors create a more favorable agency relationship for us than we have with our other agents.

      SCW sells insurance written by several companies. However, the commissions it receives on premiums it writes for the Company typically account for 65% to 75% of its revenues. Direct premiums written for us by SCW during 2002, 2001 and 2000 totaled $70,810,000, $68,896,000 and $67,758,000, respectively, representing 26.6%, 29.9% and 33.4% of our direct premiums written during such years. Commission expense we incurred and paid to SCW approximated $5,560,000, $4,660,000 and $4,633,000 in 2002, 2001 and 2000, respectively.

      Based on financial information made available to us, we estimate SCW’s net profits on the commission revenue earned from us in 2002 to be approximately $1.1 million. We have not attempted to independently audit or verify the information SCW has furnished, although we have no reason to believe it is inaccurate. For purposes of this disclosure, we have estimated the net profits that SCW earned on the revenue received from us by calculating the profit percentage that SCW’s net profit bears to its total revenue in 2002 and applying that percentage to the revenue earned from us.

      We have put in place various safeguards to protect the Company from actual or potential conflicts of interest arising from this relationship. The commission rates we currently pay to SCW were determined by negotiations between our marketing staff and SCW’s management and approved by our board of directors without involvement by Mr. Cheeseman. In rendering its approval, the board of directors considered the fairness of the agreed rates and determined they were fair to the Company based upon, among other things, an evaluation of market rates and other Company agency agreements. A new agency contract is currently being negotiated by a special committee of our board of directors and SCW management without involvement by Mr. Cheeseman. The new contract is expected to have an extended term and to provide for payment of commission rates which are at least as favorable to the Company as those paid under the prior contract. Mr. Cheeseman is prohibited from acting as a director, officer or employee of SCW and, pursuant to Company policy, does not participate in day-to-day discussions between the Company and SCW or in decisions about whether to underwrite business proposed to be written by SCW. Moreover, we apply the same underwriting rules to business written by SCW as we apply to business written by other agencies. These underwriting rules are generally filed with the regulatory agencies in the various states in which we do business and are established solely by the Company in order to control the quality of business submitted by all agents, including SCW. We also monitor our loss experience on the business written by our agents, including SCW.

      An interruption in our relationship with SCW, whether due to Mr. Cheeseman’s sale of his ownership interest in SCW or otherwise, could significantly reduce our premiums written because SCW represents such a significant portion of our premiums written. In addition, because the commission rates we pay to SCW are sometimes less than we pay to other agents, an interruption in our relationship could result in an increase in the commission rates we must pay and a decrease in our net income.

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

      Unpaid losses and loss adjustment expenses. The reserves for unpaid losses and loss adjustment expenses are actuarially estimated using the Company’s claim experience. These estimates are subject to the effects of trends in loss severity and frequency. When a claim is reported to us, claims personnel establish a

“case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon insurance reserving practices appropriate for the relevant line of business, and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically reviewed and adjusted as necessary by the claims staff as more information becomes available. Reserves for claims “incurred but not reported” provide for the future reporting of claims already incurred, and development on claims already reported. The reserve for claims incurred but not reported is determined based on historical loss trends. We do not discount our reserves to recognize the time value of money.

      We currently have a staff of internal actuaries who develop projections of ultimate losses that are used to establish recorded reserves. Management utilizes these actuarial projections, as well as qualitative input from the actuarial staff, and an independent actuarial firm, to establish a “best estimate” recorded reserve amount. While management does not explicitly calculate an acceptable “range” of probable reserves, historical results have shown ultimate losses can vary from our initial estimates in a range of plus or minus 7%.

      Although considerable variability is inherent in such estimates, we believe that the reserve for unpaid losses and loss adjustment expenses is adequate. However, there can be no assurance that losses will not exceed the reserve for unpaid losses and loss adjustment expenses, as future trends related to the frequency and severity of claims may develop differently than management has projected.

      The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made.

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

      Equity securities are carried at quoted market values. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Mortgage loans at December 31, 2001 were carried at the unpaid principal balance, which approximated the fair market value as they bore current market interest rates at that date. There were no mortgage loans at December 31, 2002. Real estate is carried at historical cost, less accumulated depreciation. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

      We periodically review our investment portfolio for any potential credit quality or collection issues. We specifically reviewed for any securities that we considered to have any decline in market value to be other than temporary. Investments which are considered impaired are written down to their estimated net realizable value. We utilize both quantitative and qualitative evaluation methods to evaluate the potential for other than temporary impairment (“OTTI”). At December 31, 2002, we established a reserve of $1.0 million on investment real estate primarily due to depressed real estate prices and lower than expected cash flows. Additionally, we wrote down our investment in Frontier bonds $520,000 in 2002 and $5.9 million in 2001. We noted no other investments that required a write down for OTTI. We did analyze $6.5 million of enhanced equipment trust certificates we owned that were issued by Delta Airlines. These certificates traded at 75.53% of par at December 31, 2002. However, based on the economic performance of Delta, its strong balance sheet position, and the fact that the certificates are collateralized by newer, fuel-efficient aircraft, no impairment was deemed necessary.

      During the year ended December 31, 2002, we generated approximately $2.3 million of realized losses on the sales of securities. The sale of one security in particular, United Airlines bonds, generated approximately

$1.7 million of this loss. Management analyzed the United Airlines bonds at September 30, 2002 and concluded that the decline in fair market value as of that date was temporary. In the fourth quarter, United Airlines filed for bankruptcy. As a result of that event, management believed that the impairment was now other than temporary, and management made the decision to sell the security at a loss.

      Reserve for extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder’s death, disability or retirement. Amounts are estimated on a basis similar to the estimates made in respect of the reserve for unpaid losses and loss adjustment expenses. Changes in this reserve are reflected as an expense in the period in which the adjustment is made.

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

      Under our primary professional liability reinsurance contract, the portion of the policyholder premium ceded to the reinsurers is “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We pay a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded.

      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2002, we concluded that there was no material risk of not being paid by our reinsurers. We performed additional analysis on Gerling Global given its recent downgrade to B- and actions by its parent company to put its United States subsidiary into run-off. Despite Gerling Global’s B- A.M. Best rating at December 31, 2002, our review indicates that Gerling Global still has adequate surplus and cash flow, and we have not experienced any difficulties in collecting amounts due from Gerling Global, or any other reinsurers. However, we will continue to monitor Gerling Global situation carefully, and may pursue an economic settlement or commutation if we determine that is the best long-term course of action. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

      Income Taxes. Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. We review our deferred federal income tax asset on a quarterly basis for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse. Our deferred tax assets primarily relate to deductible temporary differences (“DTD’s”) for unpaid loss and loss adjustment expenses and unearned premiums, as well as minimum tax credit carryforwards. Most of our DTD’s reverse in the next three years and will more likely than not be realized as management has taken premium rate increases and other underwriting actions that are anticipated to generate taxable income in those years.

Description of Ratios Analyzed

      In the analysis of our operating results that follows, we refer to various financial ratios that management uses to analyze and compare the underwriting results of our insurance operations. These ratios are calculated on a GAAP basis and include:

•	Loss ratio — This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The calendar year loss ratio uses all losses and loss adjustment expenses incurred in the current calendar year (i.e., related to all accident years). The accident year loss ratio uses only those loss and loss adjustment expenses that relate to the current accident year (i.e., excludes the effect of development on prior year loss reserves). The lower the percentage, the more profitable our insurance business is, all other things being equal.

•	Underwriting expense ratio — This ratio compares our expenses to obtain new business and renew existing business, plus normal operating expenses, to our net premiums earned. The ratio is used to measure how efficient we are at obtaining business and operating the insurance segments. The lower the percentage, the more efficient we are, all else being equal. Sometimes, however, a higher underwriting expense ratio can result in better business and improve our loss ratio, and overall profitability.

•	Combined ratio — This ratio equals the sum of our loss ratio and underwriting expense ratio. The lower the percentage, the more profitable our insurance business is. This ratio excludes the effects of investment income.

      The statutory ratios will differ from GAAP ratios as a result of differences in accounting between the statutory basis of accounting and GAAP. Additionally, the denominator for the underwriting expense ratio for GAAP is net premiums earned, versus net premiums written for the statutory underwriting expense ratio.

Results of Operations — 2002 Compared to 2001

Medical Professional Liability Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our medical professional liability insurance operations for the years ended December 31, 2002 and 2001.

				Percentage
	2002	2001	Change	Change

	(dollars in thousands)
Direct premiums written:
Michigan	$50,077	$44,927	$5,150	11.5%
Ohio	33,731	24,864	8,867	35.7%
Illinois	35,429	22,006	13,423	61.0%
Florida	23,637	26,690	(3,053)	-11.4%
Kentucky	15,742	15,738	4	0.0%
New Mexico	11,448	9,236	2,212	23.9%
Nevada	4,595	2,945	1,650	56.0%
Other	2,594	2,847	(253)	-8.9%

Total	$177,253	$149,253	$28,000	18.8%

Net premiums written	$154,583	$126,830	$27,753	21.9%

Net premiums earned	$148,646	$119,659	$28,987	24.2%
Incurred loss and loss adjustment expenses:
Current year losses	157,750	145,890	11,860	8.1%
Prior year losses	4,500	22,700	(18,200)	-80.2%

Total	162,250	168,590	(6,340)	-3.8%
Underwriting expenses	27,157	23,281	3,876	16.6%

Underwriting loss	$(40,761)	$(72,212)	$31,451	-43.6%

Loss ratio:
Calendar year	109.2%	140.9%	-31.7%
Accident year	106.1%	121.9%	-15.8%

      Medical professional liability direct premiums written were $177.3 million for the year ended December 31, 2002, an increase of $28.0 million, or 18.8% compared to 2001. The increase in direct premiums written was primarily the result of premium rate increases and reduced discounts instituted by the Company in 2002. The Company is seeking regulatory approval of additional rate increases in 2003.

      In the second quarter of 2002, the Company announced its intention to discontinue writing medical professional liability insurance in Florida. Medical professional liability direct premiums written in the state of Florida for the year ended December 31, 2002 were $23.6 million and the Company reported net loss and loss adjustment expenses for that period of $35.2 million in Florida. The Florida Department of Insurance has approved the Company’s plan to exit this market and in October 2002, the Company began mailing non-renewal notices to medical professional liability policyholders in Florida whose renewals would have been effective in December 2002. Florida law requires the Company to offer extended reporting coverage, commonly referred to as “tail policies,” at the time of non-renewal. Tail policies typically have written premiums of approximately two times the last annual policy premium. The Company expects that some physicians will opt for this extended reporting coverage, which will result in additional direct premiums written in 2003. The amount of these future premiums cannot be reasonably estimated due to the uncertainty regarding the number of physicians who will opt for the coverage. The Company is exploring various reinsurance options with respect to the premiums and risks associated with these extended reporting coverages. In January 2003, the Company invested $3 million in a start up insurance company managed by the Company’s former third-party-administrator who underwrote its Florida medical professional liability business. This start up insurance company, Physicians Insurance Company, would seek to write as many of the tail policies as its capital and surplus levels would permit, thereby limiting APCapital’s direct exposure to future losses associated with underwriting Florida medical professional liability extended reporting period coverages.

      Net premiums earned were $148.6 million for the year ended December 31, 2002, an increase of $29.0 million, or 24.2% compared to 2001. As with the increases in direct premiums written, the increase in net premiums earned was primarily due to premium rate increases and reduced discounts instituted in 2002, as policy counts were relatively flat.

      Incurred loss and loss adjustment expenses totaled $162.3 million for the year ended December 31, 2002, a decrease of $6.3 million, or 3.8% compared to 2001. The incurred loss and loss adjustment expense ratio decreased to 109.2% for 2002 from 140.9% for 2001.

      During 2002 and 2001, we experienced adverse development on prior year loss reserves. In the second half of 2001, we encountered a large increase in reported losses, primarily in our Florida, Ohio and Kentucky markets. This increase in reported losses was the result of an over 20% increase in the average severity of claims in these markets. The 2001 prior year development of $22.7 million was also unusually large because the Florida and Ohio markets were relatively new to us, making our initial reserve estimates difficult to predict. These higher than expected reported losses continued into 2002, but at a much lower level than in 2001. As a result, we also increased prior year reserves in 2002 by approximately $4.5 million. The accident year loss ratio was 106.1% for the year ended December 31, 2002, compared to 121.9% for 2001. The decrease in the accident year loss ratio is the direct result of premium rate increases, and reduced discounts granted in 2002.

      Underwriting expenses were $27.2 million for the year ended December 31, 2002, an increase of $3.9 million, or 16.6% compared to 2001. The underwriting expense ratio was 18.3% for the year ended December 31, 2002, compared to 19.5% for 2001. Commission expense, a component of overall underwriting expense, for the year ended December 31, 2002 was $12.8 million compared with $8.9 million for 2001. The decrease in the medical professional liability underwriting expense ratio was primarily the result of holding underwriting salaries and other 2002 employee costs relatively constant with 2001, while net premiums earned increased 24.2% during the year ended December 31, 2002, as compared to 2001.

Workers’ Compensation Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our workers’ compensation insurance operations for the years ended December 31, 2002 and 2001.

				Percentage
	2002	2001	Change	Change

	(dollars in thousands)
Direct premiums written:
Minnesota	$29,811	$30,069	$(258)	-0.9%
Michigan	11,639	9,803	1,836	18.7%
Illinois	9,104	8,957	147	1.6%
Indiana	7,118	6,787	331	4.9%
Kentucky	3,912	3,197	715	22.4%
Iowa	1,375	4,000	(2,625)	-65.6%
Other	1,235	1,164	71	6.1%

Total	$64,194	$63,977	$217	0.3%

Net premiums written	$60,446	$64,754	$(4,308)	-6.7%

Net premiums earned	$63,517	$58,377	$5,140	8.8%
Incurred loss and loss adjustment expenses:
Current year losses	55,157	57,112	(1,955)	-3.4%
Prior year losses	—	5,600	(5,600)	-100.0%

Total	55,157	62,712	(7,555)	-12.0%
Underwriting expenses	16,222	16,402	(180)	-1.1%

Underwriting loss	$(7,862)	$(20,737)	$12,875	-62.1%

Loss ratio:
Calendar year	86.8%	107.4%	-20.6%
Accident year	86.8%	97.8%	-11.0%
Underwriting expense ratio	25.5%	28.1%	-2.6%
Combined ratio:
Calendar year	112.3%	135.5%	-23.2%
Accident year	112.3%	125.9%	-13.6%

      Workers’ compensation direct premiums written were $64.2 million for the year ended December 31, 2002, an increase of $217,000, or 0.3% compared to 2001. The increase in direct premiums written was primarily the result of premium rate increases and reduced discounts, offset by our exit of certain markets as described below. The Company is seeking regulatory approval of additional rate increases in 2003.

      In the fourth quarter of 2002, the Company began to exit the Kentucky workers’ compensation market, as well as non-renew certain higher-risk construction policies in all markets. These actions had the effect of decreasing workers’ compensation direct premiums written for the three months ended December 31, 2002, to $9.5 million from $13.4 million for the same period of 2001. Management expects the trend of decreasing direct premiums written to continue into the near future as it implements its business plans to replace the Kentucky and construction policy premiums as discussed below.

      In June 2002, the Company filled several executive and management positions in its workers’ compensation segment to improve the overall performance of this segment, reduce risk exposures and improve profitability. We expect to see growth in our worker’s compensation segment, but not until the second half of 2003, as management is still implementing its business plans for this segment. These business plans include exiting certain high-risk specialties (e.g., construction policies) and poor performing markets, and replacing this business with lower risk, more profitable accounts as described more fully in “Item 1 — Business.”

      Net premiums earned were $63.5 million for the year ended December 31, 2002, an increase of $5.1 million, or 8.8% compared to 2001. Net premiums earned increased more than direct premiums written due to a change in one of the Company’s reinsurance treaties that resulted in decreased ceded premiums in 2002.

      Incurred loss and loss adjustment expenses totaled $55.2 million for the year ended December 31, 2002, a decrease of $7.6 million, or 12.0 % compared to 2001. The workers’ compensation incurred loss and loss adjustment expense ratio decreased to 86.8% for the year ended December 31, 2002, from 107.4 % for 2001. The decrease in the loss ratio was due to an overall pattern of increasing premium rates and reduced discounts in all markets, as well as a $5.0 million reserve enhancement related to prior accident years recorded in 2001. Without the adverse development related to prior accident years the 2001 loss ratio, on an accident year basis, was 97.8%. There was no reserve development related to prior accident years in 2002.

      Underwriting expenses were $16.2 million for the year ended December 31, 2002, a decrease of $180,000, or 1.1% compared to 2001. The underwriting expense ratio decreased to 25.5% for the year ended December 31, 2002, from 28.1% for 2001. Commission expense for the year ended December 31, 2002 was $5.5 million, compared to $7.7 million during 2001. The decrease in the workers’ compensation underwriting expense ratio resulted primarily from the 8.8% growth in net premiums earned for the year ended December 31, 2002 as compared with 2001. Management expects that the workers’ compensation underwriting expense ratio will increase in the near future due to the hiring of several workers’ compensation executives and managers as described above. However, the addition of these executives and managers is expected to have a positive impact on premium growth, and the underwriting expense ratio should eventually return, approximately, to its present level.

Health Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our health insurance operations for the years ended December 31, 2002 and 2001.

				Percentage
	2002	2001	Change	Change

	(dollars in thousands)
Direct premiums written	$24,433	$18,001	$6,432	35.7%

Net premiums written	$23,820	$18,668	$5,152	27.6%

Net premiums earned	$23,820	$18,668	$5,152	27.6%
Incurred loss and loss adjustment expenses:
Current year losses	23,254	18,430	4,824	26.2%
Prior year losses

Total	23,254	18,430	4,824	26.2%
Underwriting expenses	4,849	4,193	656	15.6%

Underwriting loss	$(4,283)	$(3,955)	$(328)	8.3%

Loss ratio:
Calendar year	97.6%	98.7%	-1.1%
Accident year	97.6%	98.7%	-1.1%
Underwriting expense ratio	20.4%	22.5%	-2.1%
Combined ratio:
Calendar year	118.0%	121.2%	-3.2%
Accident year	118.0%	121.2%	-3.2%

      Health direct premiums written were $24.4 million for the year ended December 31, 2002, an increase of $6.4 million, or 35.7% compared to 2001. All health direct premiums written were related to our involvement with a single preferred provider organization located in Western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization that sponsors this plan. The increase in direct premiums written was the result of rate increases implemented in 2002, of up to 25%, as well as moderate membership growth in the fourth quarter of 2002. Working with the plan sponsor, we are continuing to implement rate increases and tighten underwriting standards.

      Net premiums earned were $23.8 million for the year ended December 31, 2002, an increase of $5.2 million, or 27.6% compared to 2001. Health net premiums earned increased less than direct premiums written due to a change in reinsurance treaties that resulted in increased ceded health premiums in 2002.

      Incurred loss and loss adjustment expenses totaled $23.3 million for the year ended December 31, 2002, an increase of $4.8 million, or 26.2% compared to 2001. The incurred loss and loss adjustment expense ratio decreased to 97.6% for 2002, from 98.7% for 2001.

      Underwriting expenses were $4.8 million for the year ended December 31, 2002, an increase of $656,000, or 15.6% compared to 2001. The health underwriting expense ratio decreased to 20.4% for 2002 from 22.5% for the year ended December 31, 2001. Health commission expense for the year ended December 31, 2002 was $2.5 million, compared to $2.3 million during 2001. The decrease in the health underwriting ratio was primarily the result of holding underwriting salaries and employee benefit costs relatively constant, while net premiums earned increased 27.6% during the year ended December 31, 2002.

Personal and Commercial Lines Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our personal and commercial insurance operations for the years ended December 31, 2002 and 2001.

					Percentage
	2002		2001	Change	Change

	(dollars in thousands)
Direct premiums written	$380		$(466)	$846	-181.5%

Net premiums written	$(432)		$(1,473)	$1,041	-70.7%

Net premiums earned	$(432)		$5,667	$(6,099)	-107.6%
Incurred loss and loss adjustment expenses:
Current year losses	237		7,416	(7,179)	-96.8%
Prior year losses	1,130		700	430

Total	1,367		8,116	(6,749)	-83.2%
Underwriting expenses	365		1,235	(870)	-70.4%

Underwriting loss	$(2,164)		$(3,684)	$1,520	-41.3%

Loss ratio:
Calendar year		(a)	143.2%
Accident year		(a)	130.9%
Underwriting expense ratio		(a)	21.8%
Combined ratio:
Calendar year		(a)	165.0%
Accident year		(a)	152.7%

(a)	Because net premiums earned in 2002 were a negative amount, calculated ratios are not meaningful.

      Effective December 31, 2001, the Company exited the personal and commercial lines of business with the exception of a single alternative-risk-transfer program. Direct premiums written associated with this program were $380,000 for the year ended December 31, 2002. Direct written premiums for the year ended December 31, 2001, represent premiums returned to insureds of ($466,000).

      During the year ended December 31, 2002, the Company recorded net premiums earned of $(432,000). This amount represents additional ceded premiums earned of $(590,000) in connection with one of the Company’s reinsurance treaties and $158,000 of net premiums earned related to the alternative-risk-transfer program mentioned above. The premiums and risk related to this alternative-risk-transfer program were originally 100% ceded; however, in the fourth quarter of 2002, the Company began to participate in a portion of this program and will continue to earn premiums associated with the program into 2003. Personal and commercial net premiums earned were $5.7 million for the year ended December 31, 2001.

      Incurred loss and loss adjustment expenses totaled $1.4 million for the year ended December 31, 2002, a decrease of $6.7 million, or 83.2% compared to 2001. Incurred loss and loss adjustment expenses for the year ended December 31, 2002 represent unfavorable development on December 31, 2001 unpaid loss and loss adjustment expenses of $1.1 million, and current year incurred losses of $237,000 related to the alternative-risk-transfer program mentioned above.

      Net underwriting expenses during the year ended December 31, 2002 were $365,000, a decrease of $870,000, or 70.4%, compared to 2001.

Investments and Corporate and Other

      Investment income, excluding realized investment losses, was $45.5 million for the year ended December 31, 2002, a decrease of $2.4 million, or 4.9 % compared to 2001. Net realized losses were $913,000 and $5.7 million during the years ended December 31, 2002 and 2001, respectively. The decline in investment income was primarily the result of a lower interest rate environment in 2002, compared to 2001. In addition, the Company spent $27.5 million to fund its share repurchase program during the year ended December 31, 2002, which reduced the amount of funds available for investment in 2002. The Company maintains a portfolio of cash and short-term investments to meet operating cash needs, and to fund the Company’s share repurchase program.

      The average yield on the Company’s investment portfolio was 6.09% for the year ended December 31, 2002 compared to 6.36 % for 2001. The market value of the Company’s fixed income security portfolio is inversely related to interest rates; therefore, as interest rates have declined, the market value of the Company’s fixed income security portfolio has increased. Unrealized gains, net of deferred income taxes, on the Company’s investments were $24.6 million at December 31, 2002, an increase of $18.8 million compared to December 31, 2001.

      Investment expenses were $2.5 million during the year ended December 31, 2002. This represents an increase of $727,000, or 40.7%, compared to the year ended December 31, 2001. The increase in investment expenses was primarily due to increased depreciation expense on several of the Company’s investment real estate properties.

      The Company’s general and administrative expenses decreased $263,000, or 11.8%, to $1.9 million during the year ended December 31, 2002 compared to 2001. The decrease in general and administrative expenses was primarily the result of the elimination of positions at the Company’s non-insurance subsidiaries.

      In accordance with the provisions of SFAS No. 142, the Company did not record any amortization expense during the year ended December 31, 2002. Amortization expense for the year ended December 31, 2001 was $2.5 million. See “Effects of New Accounting Pronouncements” and Note 4 to the Consolidated Financial Statements for further discussion regarding amortization expense and the effect of SFAS No. 142 on the Company’s future operating results.

      In 2001, the Company recorded a restructuring charge of $2.5 million. There were no restructuring activities initiated in 2002. See Note 13 to the Consolidated Financial Statement, included elsewhere in this report, for a further discussion of our restructuring activities.

      The Company recorded $5.5 million in federal income tax benefit for the year ended December 31, 2002, compared to a benefit of $23.5 million during 2001. The income tax benefit recorded was a result of net losses in those periods. The effective tax rate was 37.0% for the year ended December 31, 2002, compared to 34.9% for 2001.

      The net loss for the year ended December 31, 2002 was $18.5 million on revenues of $280.5 million, compared to a net loss of $43.8 million on revenues of $245.1 million for 2001. The net loss for the year ended December 31, 2002 included a $9.1 million charge, net of tax, for the cumulative effect of a change in accounting principle. The 2002 net loss before the cumulative effect of a change in accounting principle was $9.4 million. The decrease in net loss was due primarily to increases in net premiums earned, which decreased the incurred loss and loss adjustment expense and underwriting expense ratios for the year ended December 31, 2002, compared to 2001. Unfavorable development on prior year loss reserves decreased $23.4 million to $5.6 million for the year ended December 31, 2002 from $29.0 million for the year ended December 31, 2001. This decrease in unfavorable prior year development also had the effect of decreasing the net loss for the year ended December 31, 2002 as compared to 2001.

Results of Operations — 2001 Compared to 2000

Medical Professional Liability Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our medical professional liability insurance operations for the years ended December 31, 2001 and 2000.

				Percentage
	2001	2000	Change	Change

	(dollars in thousands)
Direct premiums written:
Michigan	$44,927	$41,771	$3,156	7.6%
Ohio	24,864	17,123	7,741	45.2%
Illinois	22,006	15,924	6,082	38.2%
Florida	26,690	20,182	6,508	32.2%
Kentucky	15,738	17,817	(2,079)	-11.7%
New Mexico	9,236	8,438	798	9.5%
Nevada	2,945	1,790	1,155	64.5%
Other	2,847	871	1,976	226.9%

Total	$149,253	$123,916	$25,337	20.4%

Net premiums written	$126,830	$114,541	$12,289	10.7%

Net premiums earned	$119,659	$109,492	$10,167	9.3%
Incurred loss and loss adjustment expenses:
Current year losses	145,890	104,662	41,228	39.4%
Prior year losses	22,700	(8,700)	31,400	-360.9%

Total	168,590	95,962	72,628	75.7%
Underwriting expenses	23,281	20,629	2,652	12.9%

Underwriting loss	$(72,212)	$(7,099)	$(65,113)	917.2%

				Percentage
	2001	2000	Change	Change

	(dollars in thousands)
Loss ratio:
Calendar year	140.9%	87.6%	53.3%
Accident year	121.9%	95.6%	26.3%
Underwriting expense ratio	19.5%	18.8%	0.7%
Combined ratio:
Calendar year	160.4%	106.4%	54.0%
Accident year	141.4%	114.4%	27.0%

      Medical professional liability direct premiums written were $149.3 million for the year ended December 31, 2001, an increase of $25.3 million, or 20.4% compared to 2000. The increase in direct premiums written was primarily the result of premium rate increases, reduced discounts, and policy growth in our Florida and Illinois markets; however, these factors were offset by the reduction in the number of insured physicians in Ohio and Kentucky as a result of our re-underwriting efforts.

      Net premiums earned were $119.7 million for the year ended December 31, 2001, an increase of $10.2 million, or 9.3%, compared to 2000. Net premiums earned did not increase as much as direct premiums written in 2001 as many of the premium rate increases and reduced discounts were instituted in the second half of the year, and remained to be earned at December 31, 2001. In addition, we recorded additional ceded premium on all affected swing-rated reinsurance treaties due to the higher losses, which amounted to a $6.3 million increase in ceded premiums.

      Incurred loss and loss adjustment expenses totaled $168.6 million for the year ended December 31, 2001, an increase of $72.6 million, or 75.7%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 140.9% for the year ended December 31, 2001 from 87.6% for 2000. The increase in the loss ratio was due primarily to reserve adjustments taken in the third and fourth quarters of 2001 that related to prior accident years, and revisions made to current year, expected losses. Due to the unexpected significant increase in reported losses and claim severity primarily in our newer markets in the third quarter of 2001, including an unusually high frequency of large claims, we undertook and completed a comprehensive internal actuarial study. As a result of this study, we revised the actuarial assumptions that loss reserves are based upon, and adjusted loss reserves accordingly.

      The reserve adjustments included a total of approximately $22.7 million increase on prior accident years, primarily the 2000 and 1999 years. In addition, the current accident year loss estimates were increased to approximately $145.9 million to reflect our revised assumptions regarding loss development patterns. The adjustments were made primarily as a result of losses in our Ohio, Florida and Kentucky medical professional liability markets. Ohio and Florida were relatively new markets for us and had higher policy limits. Thus, actual loss development was volatile and difficult to predict. With these revised loss assumptions, the 2001 accident year net loss and loss adjustment expense ratio is 121.9%. We discontinued offering higher policy limits in Ohio and Florida in the third quarter of 2001.

      Underwriting expenses were $23.3 million for the year ended December 31, 2001, an increase of $2.7 million, or 12.9%, compared to 2000. The underwriting expense ratio was 19.5% for the year ended December 31, 2001, compared to 18.8% for 2000. This increase was due primarily to the growth of premiums in states where we pay higher commissions than we pay in Michigan, where we have an arrangement with SCW, which results in commissions at rates that are substantially the same or lower than we pay to other agents.

Workers’ Compensation Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our workers’ compensation insurance operations for the years ended December 31, 2001 and 2000.

				Percentage
	2001	2000	Change	Change

	(dollars in thousands)
Direct premiums written:
Minnesota	$30,069	$21,933	$8,136	37.1%
Michigan	9,803	8,589	1,214	14.1%
Illinois	8,957	4,489	4,468	99.5%
Indiana	6,787	6,709	78	1.2%
Kentucky	3,197	3,204	(7)	-0.2%
Iowa	4,000	4,285	(285)	-6.7%
Other	1,164	1,529	(365)	-23.9%

Total	$63,977	$50,738	$13,239	26.1%

Net premiums written	$64,754	$48,184	$16,570	34.4%

Net premiums earned	$58,377	$46,980	$11,397	24.3%
Incurred loss and loss adjustment expenses:
Current year losses	57,112	37,920	19,192	50.6%
Prior year losses	5,600	(300)	5,900	-1966.7%

Total	62,712	37,620	25,092	66.7%
Underwriting expenses	16,402	13,275	3,127	23.6%

Underwriting loss	$(20,737)	$(3,915)	$(16,822)	429.7%

Loss ratio:
Calendar year	107.4%	80.1%	27.3%
Accident year	97.8%	80.7%	17.1%
Underwriting expense ratio	28.1%	28.3%	-0.2%
Combined ratio:
Calendar year	135.5%	108.4%	27.1%
Accident year	125.9%	109.0%	16.9%

      Workers’ compensation direct premiums written were $64.0 million for the year ended December 31, 2001, an increase of $13.2 million, or 26.1% compared to 2000. The increase in direct premiums written was primarily due to retroactive premium adjustments and reduced credits following audits, as well as growth in the number of policies written in Minnesota, Illinois, and Indiana.

      Net premiums earned were $58.4 million for the year ended December 31, 2001, an increase of $11.4 million, or 24.3%, compared to 2000. The increase in net premiums earned approximated the increase in direct premiums written in 2001.

      Incurred loss and loss adjustment expenses totaled $62.7 million for the year ended December 31, 2001, an increase of $25.1 million, or 66.7%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 107.4% for the year ended December 31, 2001 from 80.1% for 2000. The increasing loss ratio was due to an overall pattern of increasing losses, especially in our newer states, Illinois, Iowa and Kentucky, where we have less historical data on which to base our estimates. As a result of these high loss patterns, we increased our prior year reserves in almost all markets by a total of $5.6 million. The current accident year loss estimates were increased to $57.1 million, primarily in the markets noted above. After these adjustments, the 2001 accident year net loss and loss adjustment expense ratio is 97.8%.

      Workers’ compensation underwriting expenses were $16.4 million for the year ended December 31, 2001, an increase of $3.1 million, or 23.6%, compared to 2000. The underwriting expense ratio decreased to 28.1% for the year ended December 31, 2001, from 28.3% for 2000. The decrease resulted primarily from our expense reduction initiatives, lower assessments and fees, and premium increases.

Health Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our health insurance operations for the years ended December 31, 2001 and 2000.

				Percentage
	2001	2000	Change	Change

	(dollars in thousands)
Direct premiums written	$18,001	$13,214	$4,787	36.2%

Net premiums written	$18,668	$11,066	$7,602	68.7%

Net premiums earned	$18,668	$11,066	$7,602	68.7%
Incurred loss and loss adjustment expenses:
Current year losses	18,430	10,020	8,410	83.9%
Prior year losses	—	—	—

Total	18,430	10,020	8,410	83.9%
Underwriting expenses	4,193	3,676	517	14.1%

Underwriting loss	$(3,955)	$(2,630)	$(1,325)	50.4%

Loss ratio:
Calendar year	98.7%	90.5%	8.2%
Accident year	98.7%	90.5%	8.2%
Underwriting expense ratio	22.5%	33.2%	-10.7%
Combined ratio:
Calendar year	121.2%	123.7%	-2.5%
Accident year	121.2%	123.7%	-2.5%

      Health direct premiums written were $18.0 million for the year ended December 31, 2001, an increase of $4.8 million, or 36.2% compared to 2000. The increase in direct premiums written was due to a single health insurance program through a preferred provider organization in West Michigan. We discontinued all other health programs in 2001.

      Net premiums earned were $18.7 million for the year ended December 31, 2001, an increase of $7.6 million, or 68.7% compared to 2000. Health net premiums earned increased more dramatically than direct premiums written in 2001 due to a change in reinsurance treaties that resulted in decreased ceded premiums in 2001.

      Incurred loss and loss adjustment expenses totaled $18.4 million for the year ended December 31, 2001, an increase of $8.4 million or 83.9%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 98.7% for the year ended December 31, 2001, from 90.5% for 2000. The increase in the loss ratio was due to overall increases in health care costs, primarily in the state of Michigan. We increased health insurance premium rates in 2002 to offset these higher health loss costs.

      Underwriting expenses were $4.2 million for the year ended December 31, 2001, an increase of $517,000, or 14.1%, compared to 2000. The underwriting expense ratio decreased to 22.5% for the year ended

December 31, 2001 from 33.2% for 2000. The reduction was directly related to our expense reduction initiatives and premium increases.

Personal and Commercial Lines Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our personal and commercial insurance operations for the years ended December 31, 2001 and 2000.

				Percentage
	2001	2000	Change	Change

	(dollars in thousands)
Direct premiums written	$(466)	$15,299	$(15,765)	-103.0%

Net premiums written	$(1,473)	$13,285	$(14,758)	-111.1%

Net premiums earned	$5,667	$12,804	$(7,137)	-55.7%
Incurred loss and loss adjustment expenses:
Current year losses	7,416	12,295	(4,879)	-39.7%
Prior year losses	700	(2,479)	3,179

Total	8,116	9,816	(1,700)	-17.3%
Underwriting expenses	1,235	4,578	(3,343)	-73.0%

Underwriting loss	$(3,684)	$(1,590)	$(2,094)	131.7%

Loss ratio:
Calendar year	143.2%	76.7%	66.5%
Accident year	130.9%	96.0%	34.9%
Underwriting expense ratio	21.8%	35.8%	-14.0%
Combined ratio:
Calendar year	165.0%	112.5%	52.5%
Accident year	152.7%	131.8%	20.9%

      Personal and commercial direct premiums written were $(466,000) for the year ended December 31, 2001, a decrease of $15.8 million, or 103.0% compared to 2000. In the fourth quarter of 2000, we announced our plan to exit the personal and commercial lines of business. As a result, no new premiums were written during 2001 and the negative direct written premiums were the result of premiums returned to policyholders.

      Net premiums earned were $5.7 million for the year ended December 31, 2001, a decrease of $7.1 million, or 55.7% compared to 2000. Personal and commercial net premiums earned did not decrease as dramatically as direct premiums written in 2001 as premiums written in 2000 continued to be earned in 2001.

      Incurred loss and loss adjustment expenses totaled $8.1 million for the year ended December 31, 2001, a decrease of $1.7 million or 17.3%, compared to 2000. The incurred loss and loss adjustment expense ratio increased to 143.2% for the year ended December 31, 2001, from 76.7% for 2000. The increasing loss ratio was due primarily to a higher amount of winter storm-related losses in 2001, and the adverse effect on premium of discontinuing this line of business.

      Underwriting expenses were $1.2 million for the year ended December 31, 2001, a decrease of $3.3 million, or 73.0%, compared to 2000. The underwriting expense ratio decreased to 21.8% for the year ended December 31, 2001 from 35.8% for 2000. The reduction was directly related to our exit from this line of business beginning in the fourth quarter of 2000.

Investments and Corporate and Other

      Net investment income, excluding realized losses, was $47.9 million for the year ended December 31, 2001, an increase of $11.1 million, or 30.2%, compared to 2000. Approximately $7.8 million of the increase was attributable to the investment of the proceeds of our initial public offering received in December 2000. In addition, in 2000 we liquidated approximately $35.0 million in equity securities, invested the proceeds in interest income producing government and corporate bonds, and shifted some of our portfolio from tax-exempt securities to higher yielding taxable corporate securities. Net realized (losses) and gains were ($5.6) million and $1.2 million during the years ended December 31, 2001 and 2000, respectively. Approximately $6.0 million of the 2001 loss was attributable to a security whose decline in market value in 2001 we considered to be other than temporary. Reductions in short-term interest rates in 2001 reduced the yields generated by this portfolio.

      Our general and administrative expenses increased $1.4 million, to $2.2 million, during the year ended December 31, 2001, compared to the prior year. The increase was primarily due to new costs incurred by the holding company, which became publicly traded in December 2000. These costs included stock market listing fees, investor relations fees, shareholder meeting costs and securities reporting expenses.

      We incurred a restructuring charge of $2.5 million in 2001, compared to $919,000 in 2000. See Note 13 to the Consolidated Financial Statements, included elsewhere in this report, for further discussion regarding our restructuring initiatives.

      We recorded $23.5 million in federal income tax benefit for the year ended December 31, 2001, compared to a $4.8 million expense during 2000, due to the loss for 2001. The effective tax rate was 34.9% for the year ended December 31, 2001, compared to 28.7% for 2000. The 2000 effective tax rate was lower due to the greater impact of tax exempt interest.

      On March 9, 2002, new tax laws extended the net operating loss (“NOL”) carryback period from two years to five years. As a result, approximately $9.3 million of the Company’s NOL carryforward at December 31, 2001 was utilized to recover taxes previously paid in tax years 1996, 1997, and 1998. In addition, the carryback of the 2001 NOL generated approximately $6.9 million of minimum tax credit that can be used to reduce taxable income in the future. This additional loss carryback resulted in an increase to the reported federal income taxes recoverable with a corresponding decrease in deferred federal income taxes in the first quarter of 2002.

Liquidity, Capital Resources and Financial Condition

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes.

      APCapital itself is a holding company whose only material assets are the capital stock of APAssurance and its other subsidiaries, and a portion of the net proceeds from the stock offering. APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law.

      The Company’s only indebtedness is to its President and Chief Executive Officer (the “CEO”) in the amount of $8.0 million, (reflected on the balance sheet at its present value of $6.6 million) in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments, with the final installment due in April 2008. The amount of the annual payments will increase or decrease by $200,000 for each corresponding half-grade level increase or decrease in the Company’s A.M. Best Company, Inc. rating. Certain events, such as the termination, death or disability of the President and CEO or a change in control of the Company, could accelerate these payments.

      At December 31, 2002, the Company had planned expenditures of approximately $3.4 million related to various information technology initiatives.

      The Company’s net cash flow generated by operations was approximately $52.2 million for the year ended December 31, 2002, compared to $13.0 million provided by operations for 2001. The improvement in cash flows generated from operations was primarily the result of premium rate increases.

      At December 31, 2002, the Company had $151.8 million of cash available and an investment portfolio of $649.7 million. The portfolio includes $20.1 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of December 31, 2002, $318 million of bonds mature in the next one to five years and $199 million mature in the next five to ten years. In addition, the Company has $2.1 million of mortgage-backed securities that provide periodic principal repayments.

      Total assets increased $20.0 million to $1.059 billion at December 31, 2002, compared to $1.039 billion at December 31, 2001. The increase was primarily attributable to cash flow generated from operations and the increase in the market value of our fixed income securities.

      Loss and loss adjustment expense reserves increased $40.5 million, or 6.8%, to $637.5 million at December 31, 2002, from $597.0 million at December 31, 2001. This increase was due to increased writings, primarily in our medical professional liability segment, and adverse development on prior year estimates.

      The unearned premium reserve increased $3.4 million, or 3.4%, to $103.4 million at December 31, 2002, from $100.1 million at December 31, 2001. The increase was primarily due to premium rate increases in 2002.

      In March, July and November 2001, May 2002 and twice in August 2002, APCapital’s Board of Directors authorized six separate programs to purchase 5% of its outstanding common stock, representing a total of approximately 3,115,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the year ended December 31, 2002, the Company purchased 1,555,100 shares pursuant to these authorizations, bringing the total number of shares purchased pursuant to these authorizations to 2,924,270, at a total cost of $52,707,000. As of December 31, 2002, the Company has approximately 191,000 shares of its August 28, 2002 stock repurchase program remaining to be purchased. There can be no assurance that the Company will repurchase the remaining shares authorized to be purchased, or that any additional repurchases will be authorized by the Company’s Board of Directors.

      Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short-term liquidity needs. However, economic, market and regulatory conditions may change and there can be no assurance that our funds will be sufficient to meet our short-term liquidity needs.

      The Company is exploring various options with respect to financing to meet its long-term liquidity needs. While we believe that our exiting sources of funds will be sufficient to meet our long-term liquidity needs, planned premium rate increases may require that we obtain additional funds to bolster surplus so that we maintain an acceptable ratio of net premiums written to surplus.

Effects of New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather, is reviewed at least annually for impairment in accordance with the provisions set forth in the statement. In addition, SFAS No. 142 introduced the concept of definite and indefinite lived intangible assets. Definite lived intangible assets are amortized over their useful life, unless circumstances indicate that the asset has been impaired. Indefinite lived intangible assets, similar to goodwill, are no longer amortized, but rather reviewed annually for impairment. See Notes 2 and 4 to the Consolidated Financial Statements, included elsewhere in this report, for a discussion on the impact of the adoption of SFAS No. 142.

      The Company is exploring various options with respect to financing to meet its long-term liquidity needs. While we believe, that our exiting sources of funds will be sufficient to meet our long-term liquidity needs, planned premium rate increases may require that we obtain additional funds to bolster surplus so that we maintain an acceptable ratio of net premiums written to surplus.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30). SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held, and long-lived assets to be disposed. SFAS No. 144 broadens the definition of “discontinued operations,” as previously defined by APB No. 30, but does not allow for the accrual of future operating losses, as was previously permitted under that standard. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under GAAP. SFAS No. 144 excludes from its scope financial accounting and reporting for the impairment of goodwill and other intangible assets. The implementation of SFAS No. 144 did not have an effect on the Company’s consolidated financial position or results of operations for the year ended December 31, 2002.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

      As of December 31, 2002, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      Equity securities are carried at quoted market values. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Mortgage loans at December 31, 2001 were carried at the unpaid principal balance, which approximated the fair market value as they bore current market interest rates at that date. There were no mortgage loans at December 31, 2002. Real estate is carried at historical cost, less accumulated depreciation. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

Quantitative Information About Market Risk

      At December 31, 2002, our fixed income security portfolio was valued at $618.9 million and had an average modified duration of 3.20 years, compared to a portfolio valued at $605.9 million with an average modified duration of 3.65 years at December 31, 2001. The following tables show the effects of a change in interest rates on the fair value and duration of our portfolio at December 31, 2002 and 2001. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	December 31, 2002			December 31, 2001

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(dollars in thousands)			(dollars in thousands)
+2%	$581,066	$(37,833)	2.94	$558,361	$(47,506)	3.96
+1%	599,244	(19,655)	2.97	581,746	(24,121)	3.83
0	618,899		3.20	605,867		3.65
-1%	639,729	20,830	3.26	629,512	23,645	3.67
-2%	661,713	42,814	3.37	654,405	48,538	3.77

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

American Physicians Capital, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15, present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in conformity with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which was adopted as of January 1, 2002.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan

March 12, 2003

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

	(In thousands,
	except share data)
Assets
Investments:
Fixed maturities, at fair value	$618,899	$605,867
Equity securities, at fair value	44	656
Other investments	30,788	39,541

Total investments	649,731	646,064
Cash and cash equivalents	151,825	106,444
Premiums receivable	62,531	64,194
Reinsurance recoverable	98,128	95,887
Federal income taxes recoverable	1,100	11,266
Deferred federal income taxes	42,542	45,940
Property and equipment, net	14,352	14,742
Goodwill, net		13,968
Other assets	38,709	40,412

Total assets	$1,058,918	$1,038,917

Liabilities
Unpaid losses and loss adjustment expenses	$637,494	$597,046
Unearned premiums	103,420	100,056
Note payable, officer	6,567	7,194
Accrued expenses and other liabilities	31,148	27,656

Total liabilities	778,629	731,952

Commitments and Contingencies (Note 18)
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,695,492 and 10,238,122 shares outstanding at December 31, 2002 and 2001, respectively
Additional paid-in-capital	92,148	119,463
Retained earnings	164,183	182,674
Unearned stock compensation	(678)	(1,001)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	24,636	5,829

Total shareholders’ equity	280,289	306,965

Total liabilities and shareholders’ equity	$1,058,918	$1,038,917

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands, except per share data)
Revenues and Other Income
Net premiums written	$238,417	$208,779	$187,076
Change in unearned premiums	(2,866)	(6,408)	(6,734)

Net premiums earned	235,551	202,371	180,342
Investment income	45,525	47,883	36,784
Net realized (losses) gains	(913)	(5,651)	1,164
Other income	376	546	2,428

Total revenues and other income	280,539	245,149	220,718
Expenses
Losses and loss adjustment expenses	242,028	257,848	153,518
Underwriting expenses	48,593	45,111	42,158
Investment expenses	2,515	1,788	2,978
Interest expense	373	400	716
Amortization expense		2,514	2,328
General and administrative expenses	1,971	2,234	855
Demutualization costs			501
Restructuring costs (Note 13)		2,484	919

Total expenses	295,480	312,379	203,973

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(14,941)	(67,230)	16,745
Federal income tax (benefit) expense	(5,529)	(23,450)	4,800

(Loss) income before cumulative effect of a change in accounting principle	(9,412)	(43,780)	11,945
Cumulative effect of a change in accounting principle (Note 2)	(9,079)

Net (loss) income	$(18,491)	$(43,780)	$11,945

Earnings Per Share:
(Loss) income before cumulative effect of a change in accounting principle
Basic*	$(1.01)	$(3.95)	$0.07
Diluted*	$(1.01)	$(3.95)	$0.07
Cumulative effect of a change in accounting principle
Basic*	$(0.97)	$—	$—
Diluted*	$(0.97)	$—	$—
Net (loss) income
Basic*	$(1.98)	$(3.95)	$0.07
Diluted*	$(1.98)	$(3.95)	$0.07

*	For periods subsequent to conversion (Notes 1 and 17)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2002, 2001 and 2000

					Accumulated
		Additional		Unearned	Other
	Shares	Paid-in	Retained	Stock	Comprehensive
	Outstanding	Capital	Earnings	Compensation	Income	Total

	(In thousands, except share data)
Balance, January 1, 2000			$214,509		$(5,723)	$208,786
Comprehensive income
Net income			11,945			11,945
Unrealized appreciation on investment securities, net of taxes of $2,802					5,204	5,204

Total comprehensive income, net of taxes						17,149
Proceeds from subscription rights and best efforts offerings	331,639	$4,475				4,475
Proceeds from initial public offering, net of expenses	11,118,616	138,106				138,106
Restricted stock grants and unearned stock compensation	174,800	2,359		$(1,533)		826
Amortization of unearned stock compensation				83		83

Balance, December 31, 2000	11,625,055	144,940	226,454	(1,450)	(519)	369,425
Comprehensive loss
Net loss			(43,780)			(43,780)
Unrealized appreciation on investment securities, net of taxes of $3,418					6,348	6,348

Total comprehensive loss, net of taxes						(37,432)
Purchase and retirement of common stock	(1,369,170)	(25,225)				(25,225)
Unrestricted stock grants	3,937	50				50
Amortization of unearned stock compensation				217		217
Forfeiture of unearned stock compensation	(21,700)	(302)		232		(70)

Balance, December 31, 2001	10,238,122	119,463	182,674	(1,001)	5,829	306,965
Comprehensive income
Net loss			(18,491)			(18,491)
Unrealized appreciation on investment securities, net of taxes of $10,217					18,807	18,807

Total comprehensive income, net of taxes						316
Purchase and retirement of common stock	(1,555,100)	(27,483)				(27,483)
Options exercised	18,000	243				243
Amortization of unearned stock compensation				301		301
Forfeiture of unearned stock compensation	(5,530)	(75)		22		(53)

Balance, December 31, 2002	8,695,492	$92,148	$164,183	$(678)	$24,636	$280,289

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net (loss) income	$(18,491)	$(43,780)	$11,945
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	4,056	4,184	3,709
Net realized losses (gains)	913	5,651	(1,164)
Deferred federal income taxes	(6,903)	(16,918)	(153)
Goodwill impairment	13,968
Other		1,105	951
Changes in:
Premiums receivable	1,663	(12,840)	(205)
Reinsurance recoverable	(2,241)	(23,885)	(6,105)
Federal income taxes recoverable/payable	10,166	(15,053)	39,273
Unpaid losses and loss adjustment expenses	40,448	113,773	26,201
Unearned premiums	3,364	12,009	2,457
Accrued expenses and other liabilities	3,492	2,029	(9,942)
Other assets	1,703	(13,264)	3,074

Net cash provided by operating activities	52,138	13,011	70,041

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(85,765)	(267,537)	(248,909)
Available-for-sale — equity securities			(44,717)
Other investments	(270)
Real estate			(5,200)
Property and equipment	(1,668)	(2,951)	(1,276)
Sales and maturities
Available-for-sale — fixed maturities	101,997	131,711	225,047
Available-for-sale — equity securities	347	180	80,776
Held-to-maturity			980
Other investments	6,842	419	3,426
Property and equipment		1,958	36

Net cash provided by (used in) investing activities	21,483	(136,220)	10,163

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses			142,581
Principle payment on note payable	(1,000)	(1,000)
Common stock repurchased	(27,483)	(25,225)
Proceeds from stock options exercised	243

Net cash (used in) provided by financing activities	(28,240)	(26,225)	142,581

Net increase (decrease) in cash and cash equivalents	45,381	(149,434)	222,785
Cash and cash equivalents, beginning of period	106,444	255,878	33,093

Cash and cash equivalents, end of period	$151,825	$106,444	$255,878

Supplemental disclosures of cash flow information
Federal income tax refunds of $(13,619,000), $8,481,000 and $(28,104,000), net, were (received) paid in 2002, 2001, and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

Basis of consolidation and reporting

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation, formerly RML Insurance Company, (“APS”), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc. and American Physicians Assurance Corporation, formerly Mutual Insurance Corporation Of America, (“APAssurance”), together referred to as “the Company”. All significant intercompany accounts and transactions are eliminated in consolidation.

      On December 13, 2000, the conversion of APAssurance from a mutual company to a stock corporation was consummated according to a Plan of Conversion adopted by the Board of Directors of APAssurance on June 28, 2000, with subsequent amendment on October 2, 2000. This plan was approved by APAssurance policyholders at a special meeting held on November 29, 2000 and by the State of Michigan Office of Financial and Insurance Services. The Plan of Conversion included several key components, including: formation of APCapital to be the ultimate parent holding company; the conversion of APAssurance from a mutual insurance company to a stock company and wholly owned by APCapital; the transfer of ICA, APS, APConsulting, APDirect Sales, and Alpha Advisors, Inc. from APAssurance to wholly owned subsidiaries of APCapital.

      In connection with the conversion, 331,638 shares of common stock of APCapital were sold at $13.50 per share under a subscription rights and best efforts offering to APAssurance policyholders, officers, directors, employees, and others. APCapital then sold 9,668,362 shares of its common stock in an underwritten public offering (“the Offering”) that closed December 13, 2000. On December 13, 2000, an additional 1,450,254 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the underwriting agreement. The net proceeds of the Offering were approximately $142.6 million, consisting of gross proceeds of $154.6 million less conversion and offering expenses of $12.0 million.

      In March, July and November 2001, May, 2002 and twice in August, 2002, APCapital’s board of directors authorized six separate programs to purchase 5% of its outstanding common stock, representing approximately 3,115,000 shares. The Company’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. APCapital repurchased 1,555,100 and 1,369,170 shares, at a cost of $27.5 million and $25.2 million, during 2002 and 2001, respectively. As of December 31, 2002, the Company has approximately 191,000 shares of its August 28, 2002 stock repurchase program remaining to be purchased.

Nature of business

      The Company is principally engaged in the business of providing medical professional liability, workers’ compensation and health insurance throughout the United States of America with a concentration of writings in the Midwest.

Investments

      All of the Company’s fixed maturities are classified as available-for-sale, which are those securities that would be available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies. Available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Significant Accounting Policies — (Continued)

      Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method relating to investments acquired at other than par value. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

      Equity securities are carried at quoted market values. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. At December 31, 2001, mortgage loans are carried at the unpaid principal balance, which approximates the fair market value as they bore current market interest rates at that date. There were no mortgage loans at December 31, 2002. Real estate is carried at historical cost, less accumulated depreciation. Real estate of $27,380,000 and $33,411,000 in 2002 and 2001, respectively, and mortgage loans of $4,474,000 in 2001 are included in other investments on the balance sheet.

      Investments are evaluated for other than temporary impairment (“OTTI”) using both quantitative and qualitative methods. At December 31, 2002, a reserve of $1.0 million was established on investment real estate. Additionally, the Company has written down its investment in Frontier bonds by $520,000 during 2002 and by $5.9 million in 2001. No other investments were noted that would require a write down for OTTI. Changes for OTTI are recorded as realized losses in the period the security is considered impaired. Subsequent declines in market value of an impaired security are recorded as realized losses in the period of decline. The Company does not record gains for subsequent recoveries in the market value of an impaired security until the security is sold or otherwise disposed of.

Cash and cash equivalents

      Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less.

Premiums written and receivable

      Premiums written are earned primarily using pro rata methods over the period of risk. Premiums receivable include $57,013,000 at December 31, 2002 and $56,679,000 at December 31, 2001 of premium installments. Receivable balances consist principally of written premiums from physicians and employers in the states of Michigan, Ohio, Illinois, Florida, Minnesota and New Mexico. The Company’s exposure to credit risk associated with receivables is generally offset by the liability for unearned premiums.

      Included in the premium receivable balance is an allowance for doubtful accounts of approximately $1 million and $1.3 million at December 31, 2002 and 2001, respectively.

Deferred policy acquisition costs

      Deferred policy acquisition costs (“DAC”) (carried on the accompanying balance sheet in other assets) include commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Future investment income has been considered in determining the recoverability of deferred costs.

Property, equipment and depreciation

      Property and equipment are recorded at cost. Depreciation is computed for assets using straight-line and accelerated methods over the following periods: building — 40 years, furniture — 10 years, and computer equipment and software — 5 years. Upon the sale or retirement of property and equipment, balances are removed from the respective accounts and any gain or loss is included in income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Significant Accounting Policies — (Continued)

Unpaid losses and loss adjustment expenses

      The reserves for unpaid losses and loss adjustment expenses are actuarially estimated using the Company’s claim experience. These estimates are subject to the effects of trends in loss severity and frequency. When a claim is reported to the Company, a “case reserve” is established for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon insurance reserving practices appropriate for the relevant type of insurance, and based on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically reviewed and adjusted as necessary as more information becomes available. Reserves for claims “incurred but not reported” provide for the future reporting of claims already incurred, and development on claims already reported. The reserve for claims incurred but not reported is determined based on historical loss trends. The Company does not discount reserves to recognize the time value of money.

      The Company’s internal actuaries develop projections of ultimate losses that are used to establish recorded reserves. Management utilizes these actuarial projections, as well as qualitative considerations, to establish a “best estimate” recorded reserve amount. Although considerable variability is inherent in such estimates, management believes that the reserve for unpaid losses and loss adjustment expenses is adequate.

      The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made.

Reserve for extended reporting period claims

      The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder’s death, disability or retirement. The amount of this reserve is $14,000,000 and $15,000,000 at December 31, 2002 and 2001, respectively, and is included in unpaid losses on the balance sheet. Changes in this reserve are charged or credited to income.

Revenue recognition

      Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force, generally one month for health insurance policies and one year for all other policies, and unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

Reinsurance

      Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are accounted for in accordance with Statement of Financial Accounting Standards No.»113, “Accounting and Reporting for Reinsurance.” Premiums ceded to other companies have been reported as a reduction of premium income. Reinsured losses incurred are reported as a reduction of gross losses incurred. The reserve for unpaid losses and loss adjustment expenses is presented gross of recoverables from reinsurers, which are included in the amounts recoverable from reinsurers.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Significant Accounting Policies — (Continued)

      The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract.

Income taxes

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company reviews, at least quarterly, deferred federal income tax assets for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse.

Goodwill

      Goodwill consists of the excess of cost over fair market value of net assets of acquired businesses. Prior to 2002, Goodwill is amortized on a straight-line basis over a period of ten years.

      Effective January 1, 2002, the Company completed the transitional impairment testing required by Standard of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). See Note 4 for additional information regarding the effects of the adoption of SFAS No. 142.

      Prior to January 1, 2002, the Company measured the potential impairment of recorded goodwill based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period. During 2001, it was determined that the goodwill associated with the purchase of Alpha Advisors, Inc. and ICA was impaired based on changes in organizational structure and ongoing operating losses. This resulted in additional amortization expense of $380,000.

Stock-based compensation

      In accordance with APB Opinion No. 25, the Company records compensation expense for stock options only if the market price of the Company’s stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

Net (loss) income per share

      Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year (See Note 17).

Use of estimates

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Effects of New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather, is reviewed at least annually for impairment in accordance with the provisions set forth in the statement. In addition, SFAS No. 142 introduced the concept

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Effects of New Accounting Pronouncements — (Continued)

of definite and indefinite lived intangible assets. Definite lived intangible assets are amortized over their useful life, unless circumstances indicate that the asset has been impaired. Indefinite lived intangible assets, similar to goodwill, are no longer amortized, but rather reviewed annually for impairment. Effective January 1, 2002, the Company adopted SFAS No. 142. See Note 4 for further discussion regarding the impact of SFAS No. 142.

      The FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets.” This Standard was effective for the Company on a prospective basis, beginning January 1, 2002. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of property, plant, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. The adoption of this Standard did not have any impact on the Company’s 2002 financial results.

3.     Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities to be included in other comprehensive income, net of tax. Realized investment gains (losses) on securities held as of the beginning of the year totaling $459,000 in 2002, $(4,103,000) in 2001, and $3,686,000 in 2000 had unrealized appreciation of $620,000 at the beginning of 2002, $100,000 at the beginning of 2001, and $4,139,000 at the beginning of 2000.

4.     Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142. In accordance with the guidance given in SFAS No. 142, the Company has completed its transitional impairment testing of all goodwill and other intangible assets as of January 1, 2002. At that date, the only goodwill or other intangible asset recorded by the Company was the $13.9 million associated with the purchase of Stratton-Cheeseman Management Company in 1999. Based on the results of the impairment testing, the recorded net goodwill of $13.9 million was written off as the fair value of the Company’s reporting units did not support the carrying value of previously recorded goodwill. For purposes of the impairment testing, fair value was estimated using various methods, including multiples of projected net income and market capitalization. The goodwill impairment was recorded as a cumulative effect of a change in accounting principle, net of a deferred income tax benefit of $4.9 million.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill — (Continued)

      The adoption of SFAS No. 142 has had a significant impact on the Company’s 2002 operating results, as goodwill is no longer being amortized. The Company’s net (loss) income per share for the years ended December 31, 2002 and 2001, and for the period December 13, 2000 to December 31, 2000 (Notes 1 and 17), in the consolidated statements of income, exclusive of amortization expense recognized in those periods related to goodwill no longer being amortized, would have been as follows:

	2002	2001	2000

	(In thousands,
	except per share data)
Net (loss) income:
Reported net loss (income)	$(18,491)	$(43,780)	$796
Add back:
Goodwill amortization, net of tax		1,634	113

Adjusted net (loss) income	$(18,491)	$(42,146)	$909

Basic (loss) income per share:
Reported net (loss) income	$(1.98)	$(3.95)	$0.07
Add back:
Goodwill amortization, net of tax		0.15	0.01

Adjusted net (loss) income	$(1.98)	$(3.81)	$0.08

Diluted (loss) income per share:
Reported net (loss) income	$(1.98)	$(3.95)	$0.07
Add back:
Goodwill amortization, net of tax		0.15	0.01

Adjusted net (loss) income	$(1.98)	$(3.81)	$0.08

(a)	Net income and net income per share for 2000 are based on the period December 13, 2000 to December 31, 2000 (Notes 1 and 17)

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, were as follows:

	Medical				Corporate
	Professional	Workers’		Personal and	and
	Liability	Compensation	Health	Commercial	Other	Total

	(In thousands)
Balance at January 1, 2001	$9,279	$4,192	$232	$2,168	$610	$16,481
Amortization	(1,050)	(518)	(26)	(246)	(293)	(2,133)
Impairment losses		(63)			(317)	(380)

Net goodwill at December 31, 2001	8,229	3,611	206	1,922		13,968
Amortization
Impairment losses	(8,229)	(3,611)	(206)	(1,922)		(13,968)

Net goodwill at December 31, 2002	$—	$—	$—	$—	$—	$—

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments

      The composition of the investment portfolio at December 31 was:

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$77,306	$1,959		$79,265
States and political subdivisions	13,118	394	$(43)	13,469
Corporate securities	440,309	33,820	(2,567)	471,562
Mortgage-backed securities	2,081	105	—	2,186
Other debt securities	48,208	4,231	(22)	52,417
Fixed maturities	581,022	40,509	(2,632)	618,899
Equity securities	21	23		44

Total available-for-sale	$581,043	$40,532	$(2,632)	$618,943

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$82,424	$1,389	$(545)	$83,268
States and political subdivisions	35,326	504	(203)	35,627
Corporate securities	445,053	11,864	(5,953)	450,964
Mortgage-backed securities	3,390	97	(3)	3,484
Other debt securities	31,042	1,487	(5)	32,524
Fixed maturities	597,235	15,341	(6,709)	605,867
Equity securities	321	335		656

Total available-for-sale	$597,556	$15,676	$(6,709)	$606,523

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments — (Continued)

      The components of pretax investment income at December 31 were:

	2002	2001	2000

	(In thousands)
Interest income	$44,435	$46,548	$34,372
Dividend income		2	197
Other investment income	1,090	1,333	2,215

Investment income	$45,525	$47,883	$36,784

Gross realized gains
Fixed maturities	$2,575	$1,697	$520
Equity securities	48	121	16,243
Other invested assets	20

Total gross realized gains	2,643	1,818	16,763

Gross realized losses
Fixed maturities	(2,262)	(5,978)	(6,556)
Equity securities			(9,039)
Other invested assets	(1,001)	(963)

Total gross realized losses	(3,263)	(6,941)	(15,595)

Net realized investment (loss) gain	$(620)	$(5,123)	$1,168

      Net investment (loss) gain in the above table excludes approximately $293,000 in 2002, $528,000 in 2001, and $4,000 in 2000 of realized losses on the sale of disposal of fixed assets.

      During 2002 and 2001, the Company recorded losses of $520,000 and $5.9 million, respectively, on a security whose decline in market value was considered other than temporary.

      Changes in unrealized gains (losses) on fixed maturities and equity securities were:

	2002	2001	2000

	(In thousands)
Held-to-maturity, fixed maturities	$—	$—	$(8)

Available-for-sale
Fixed maturities	$29,244	$9,780	$20,152
Equity securities	(312)	(15)	(12,146)

Deferred income taxes	(10,125)	(3,417)	(2,802)

	$18,807	$6,348	$5,204

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments — (Continued)

      The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, was:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Available-for-sale
Less than one year	$20,116	$20,298
One to five years	317,852	336,773
Five to ten years	198,885	216,180
More than ten years	42,088	43,462
Mortgage-backed securities	2,081	2,186

Total	$581,022	$618,899

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Bonds with amortized costs of $8,541,000 and $8,297,000 were on deposit with various states as of December 31, 2002 and 2001, respectively.

      Proceeds on the sales of investments in bonds totaled $45,337,000 in 2002, $27,400,000 in 2001, and $212,701,000 in 2000.

6.     Deferred Acquisition Costs

      Changes in deferred policy acquisition costs for the years ended December 31, 2002, 2001, and 2000 are summarized as follows:

	2002	2001	2000

	(In thousands)
Beginning balance	$10,712	$9,693	$9,406
Additions	28,191	26,779	24,232
Amortization	(28,026)	(25,760)	(23,945)

Balance, December 31	$10,877	$10,712	$9,693

      Deferred acquisition costs are included in other assets on the accompanying balance sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Property and Equipment, Net

      At December 31, 2002 and 2001, property and equipment consisted of the following:

	2002	2001

	(In thousands)
Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	11,352	9,917
Furniture	3,683	3,596

	26,105	24,583
Accumulated depreciation	(11,753)	(9,841)

	$14,352	$14,742

      Depreciation expense associated with property and equipment for the years ended December 31, 2002, 2001 and 2000 was $1.5 million, $1.4 million, and $1.0 million, respectively.

8.     Unpaid Losses and Loss Adjustment Expenses

      Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2002, 2001, and 2000 was as follows:

	2002	2001	2000

	(In thousands)
Balance, beginning of year	$597,046	$483,273	$457,072
Less, reinsurance recoverables	(91,491)	(69,319)	(63,490)

Net balance, beginning of year	505,555	413,954	393,582
Incurred related to
Current year	236,398	228,848	164,997
Prior years	5,630	29,000	(11,479)

Total incurred	242,028	257,848	153,518

Paid related to
Current year	43,867	41,693	49,243
Prior years	161,690	124,554	83,903

Total paid	205,557	166,247	133,146

Net balance, end of year	542,026	505,555	413,954
Plus, reinsurance recoverables	95,468	91,491	69,319

Balance, end of period	$637,494	$597,046	$483,273

      During 2002, 2001, and 2000, management made adjustments to prior year reserves. These adverse/ (positive) adjustments totaled $5.6 million, $29.0 million, and ($11.5) million for the years ended December 31, 2002, 2001, and 2001, respectively. As a percentage of net reserves as of the beginning of the year, these adjustments were 1.1%, 7% and (2.9%), respectively.

      The positive development recognized in 2000 was the result of continued favorable claims settlement experience in the Michigan market. In the second half of 2001, we encountered a large increase in reported losses, primarily in our Florida, Ohio, and Kentucky professional liability markets. This increase in reported

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Unpaid Losses and Loss Adjustment Expenses — (Continued)

losses was the result of an over 20% increase in an average severity of claims reported in 2001. The 2001 adjustment was also unusually large because Ohio and Florida markets were relatively new for the Company, making our initial reserve estimates very difficult to predict. These higher than expected loss trends continued into 2002, but at a much lower level. As a result, we also added to prior year reserves in 2002, primarily in our Ohio and Florida markets.

      Management believes the estimate of the ultimate liability for losses and loss adjustment expenses at December 31, 2002 is reasonable and reflective of anticipated ultimate experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the determination of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements.

9.     Reinsurance

      Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies. The Company has mainly entered into excess of loss contracts for medical malpractice and workers’ compensation. A reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002		2001		2000

	Written	Earned	Written	Earned	Written	Earned

	(In thousands)
Direct	$266,260	$262,847	$230,765	$219,035	$203,167	$201,080
Ceded	(29,769)	(29,271)	(24,933)	(19,333)	(21,098)	(25,310)
Assumed	1,926	1,975	2,947	2,669	5,005	4,572

Net	$238,417	$235,551	$208,779	$202,371	$187,074	$180,342

      Losses and loss adjustment expenses incurred are net of ceded losses of $31,725,000 for 2002, $46,721,000 for 2001, and $30,417,000 for 2000.

      The Company’s policy is to enter into reinsurance contracts only with highly rated reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. If the reinsurance company is unable to meet its obligations under existing reinsurance agreements, the Company remains liable for ceded reserves for unpaid losses, loss adjustment expenses and unearned premiums.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Reinsurance — (Continued)

      The Company had reinsurance recoverables from the following reinsurers at December 31, 2002 and 2001:

	2002	2001

	(In thousands)
Hannover Ruckversicherungs	$27,065	$19,332
Gerling Global Reinsurance Corporation	17,202	10,593
General Reinsurance Corporation	11,716	16,777
Transatlantic Reinsurance Company	11,626	12,737
American Re-Insurance Company	5,990	3,414
Employers Reinsurance Corporation	5,831	7,785
Converium Reinsurance	5,754	7,438
PMA Capital Insurance Corporation	4,011	8,882
Workers Compensation Reinsurance Association	3,395	322
Others	16,727	19,299

	$109,317	$106,579

      Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	2002	2001

	(In thousands)
Reinsurance recoverable	$98,128	$95,887
Prepaid reinsurance premium (included in other assets on the accompanying balance sheets)	11,189	10,692

Amounts recoverable from reinsurers	$109,317	$106,579

10.     Income Taxes

      The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of:

	2002	2001	2000

	(In thousands)
Current (benefit) expense	$(3,478)	$(6,532)	$4,953
Deferred benefit	(2,051)	(16,918)	(153)

	$(5,529)	$(23,450)	$4,800

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes — (Continued)

      Income taxes incurred do not bear the usual relationship to income before income taxes for the years ended December 31, 2002, 2001, and 2000 due to the following:

	2002		2001		2000

	(In thousands)
(Loss) income before income taxes	$(14,941)		$(67,230)		$16,745

Tax at statutory rate	(5,229)	35.0%	(23,531)	35.0%	$5,861	35.0%
Tax effect of:
Tax exempt interest	(525)	3.5	(617)	0.9	(1,330)	-7.9
Other items, net	225	-1.5	698	-1.0	269	1.6

	$(5,529)	37.0%	$(23,450)	34.9%	$4,800	28.7%

      At December 31, 2002 and 2001, the components of the net deferred federal income tax asset were as follows:

	2002	2001

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$31,072	$29,590
Net operating loss carryforwards	3,326	13,010
Unearned and audit premiums	8,140	8,780
Minimum tax credits	9,101
Realized losses on investments	2,893
Goodwill	5,485	827
Other	1,843	1,583

Total deferred tax assets	61,860	53,790

Deferred tax liabilities arising from
Deferred policy acquisition costs	3,807	3,749
Net unrealized gains on securities	13,263	3,138
Other	2,248	963
Total deferred tax liabilities	19,318	7,850

Net deferred tax asset	$42,542	$45,940

      At December 31, 2002, the Company had approximately $9.5 million of net operating loss carryforwards which expire in 2012 and are limited to approximately $910,000 annually, and approximately $9.1 million of minimum tax credits which can be carried forward indefinitely.

11.     Shareholders’ Equity

      Approximately $1.037 billion of consolidated assets represents assets of the Company’s insurance operations that are subject to regulation and may not be transferred to APCapital in the form of dividends, loans or advances. The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of surplus as of the preceding year end. As of January 1,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Shareholders’ Equity — (Continued)

2003, approximately $18.8 million could be paid by the Company’s insurance subsidiaries without prior regulatory approval.

12.     Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

      Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and note payable constitute financial instruments. The carrying amounts of all financial instruments, other than investment securities, which are presented in Note 5, approximated their fair values at December 31, 2002 and 2001.

13.     Restructuring Charges

      In April 2000, the Company began de-emphasize its health segment and restructure its New Mexico operations. A total of six people were severanced at the time, resulting in charges of $408,000 for severance costs and $105,000 of other charges. In October 2000, the Company began to phase out its personal and commercial lines in Lapeer, Michigan. A total of 14 people were terminated, resulting in a charge of $406,000.

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

      At December 31, 2002, substantially all activities related to the restructuring initiatives were complete; however, structured severance packages will not be completely paid out until the first quarter of 2003.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Restructuring Charges — (Continued)

      The remaining amounts to be paid for restructuring charges are as follows:

	2002

Type of Cost	January 1	Additions	Payments	December 31

	(In thousands)
Employee separations	$1,130		$(914)	$216

	2001

Type of Cost	January 1	Additions	Payments	December 31

	(In thousands)
Employee separations	$454	$2,458	$(1,782)	$1,130
Other		26	(26)

Total	$454	$2,484	$(1,808)	$1,130

	2000

Type of Cost	January 1	Additions	Payments	December 31

	(In thousands)
Employee separations	$418	$884	$(848)	$454
Other		35	(35)

Total	$418	$919	$(883)	$454

14.     Related Party Transactions

      The note payable to an officer represents the remaining annual installment payments, discounted at approximately 6%, due to the Company’s President and CEO in connection with the purchase of Stratton-Cheeseman Management Company in 1999. The scheduled annual payments will increase or decrease by $200,000 for each corresponding half-grade increase or decrease in the Company’s A.M. Best Company, Inc. rating during the term of the payments. Any amounts paid or credited for changes in the industry rating will be recorded as compensation expense in the period earned. Certain events, such as the termination, death or disability of the Company’s President and CEO or a change in control of the Company could accelerate these payments. If the commitment is accelerated or cancelled, any remaining discount or amounts forfeited will be recorded as expense as the goodwill associated with the purchase has been completely written off. This note aggregated $6,556,800 and $7,194,000, at December 31, 2002 and 2001, respectively.

      The President and CEO of the Company is a majority owner of SCW Agency Group, Inc., (“SCW”), an agency that sells the Company’s medical professional liability insurance in Michigan, Illinois, Kentucky, Florida and Nevada and workers’ compensation insurance in Michigan, Kentucky and Nevada. Direct premiums written by the agency during 2002, 2001, and 2000 totaled $70,810,000, $68,896,000, and $67,758,000, respectively, representing, 26.6%, 29.9%, and 33.4% of direct premiums written during such years. Commission expense incurred related to SCW approximated $5,560,000, $4,660,000, and $4,633,000 in 2002, 2001 and 2000, respectively.

      In 1999, the Company asked SCW to help the Company enter the Nevada medical professional liability market. To help alleviate the cost of penetrating a new market, the Company agreed to reimburse a portion of SCW’s costs from when it began its operations in Nevada in October 1997 through October 1999. The amounts paid by the Company would then be repaid through a reduced commission on premium written by SCW in the state of Nevada over a period of time not to exceed ten years. Any unpaid amounts at the end of ten years will be forgiven by the Company. The Company’s non-interest bearing receivable balance related to

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related Party Transactions — (Continued)

the SCW Nevada start up costs was $310,000 and $334,000 at December 31, 2002 and 2001, respectively. In 2002, the Company established an allowance in the amount of $300,000 in the event that the receivable balance owed by SCW is not repaid as a result of a reduction or elimination of premiums written in Nevada. Accordingly, the net receivable at December 31, 2002 was $10,000.

      SCW leased approximately 13,000 sq. feet of office space from the Company in 2002 and approximately 10,000 sq. feet in 2001 and 2000. The Company received $283,000, $216,000 and $192,000 in rental income in 2002, 2001 and 2000 respectively.

      In 2001, a representative from a law firm providing legal services to the Company was appointed an officer of the Company. Legal services provided by this firm to the Company during 2002 and 2001 were $410,000 and $370,000, respectively.

15.     Employee Benefit Plans

      The Company offers benefits under certain defined contribution plans. In 2002 and 2001, the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions (10% of employee compensation and a 25% match of employee contributions on the first 4% of contributions for the year 2000). Employer contributions to the plans were approximately $575,000, $1,654,000, and $1,401,000 for 2002, 2001, and 2000, respectively.

16.     Stock Based Compensation

      In connection with the conversion, the Board of Directors adopted the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and stock awards for officers, directors and employees of the Company. These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock which shall be available for options and stock awards is 1,200,000 shares.

      Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. Options granted during 2000 vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through the fifth anniversaries, respectively, of the date of grant. Options granted during 2002 and 2001 vest in annual installments of 33%, 33%, and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

      A summary of the Company’s stock option activity is as follows:

	2002		2001		2000

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of year	792,500	$17.80	410,000	$13.50
Granted during year	263,000	$18.72	490,500	$20.44	410,000	$13.50
Exercised during year	(18,000)	$13.50
Canceled during year	(50,000)	$20.58	(108,000)	$13.50

Options outstanding at end of year	987,500	$18.39	792,500	$17.80	410,000	$13.50

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Stock Based Compensation — (Continued)

Options Outstanding				Options Exercisable

		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price

$13.50-$13.50	284,000	7.93	$13.50	66,500	$13.50
$13.51-$20.00	174,000	9.56	$17.72
$20.01-$20.68	529,500	8.95	$20.47	161,865	$20.44

	987,500	8.76	$18.39	228,365	$18.28

Options available for grant at end of year	44,993

      In December 2000, the Company granted 135,200 restricted shares of APCapital common stock, having a per share market value of $13.50, to certain officers, board members and employees. The restricted shares vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through fifth anniversaries, respectively, of the date of grant.

      In connection with the offering, the Company also granted 200 shares of restricted stock to each employee for a total grant of 39,600 shares at $13.50 per share. These shares vest at a rate of 20%, 35% and 45%, in 2001, 2002, and 2003, respectively. Upon issuance of the stock award, unearned compensation is charged to shareholders’ equity and amortized over the vesting periods. A total of 26,580 and 18,110 shares vested under terms of these stock award programs during 2002 and 2001, respectively. A total of 5,530 and 21,700 shares were forfeited as a result of employee terminations prior to vesting during 2002 and 2001, respectively. The vesting of stock awarded to officers, directors and employees resulted in a total compensation expense of $421,000, $435,000 and $83,000 in 2002, 2001 and 2000, respectively.

      The Company accounts for its stock-based compensation in accordance with Accounting Principles Bond Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company’s policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense has been recognized for options granted in 2002, 2001, and 2000. Had compensation expense for the options been recognized based on the fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net (loss) income and net (loss) income per common share-assuming dilution would have been reduced to the pro forma amounts below:

	2002	2001	2000

Net (loss) income (in thousands):
As reported	$(18,491)	$(43,780)	$11,945
Pro forma	$(20,534)	$(44,252)	$11,918
Diluted EPS
As reported	$(1.98)	$(3.95)	$0.07
Pro forma	$(2.20)	$(3.99)	$0.07

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Stock Based Compensation — (Continued)

      For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

	2002	2001	2000

Risk-free interest rate	4.09%	4.43%	5.48%
Dividend yield	0.00%	0.00%	0.00%
Weighted average volatility assumption	35.00%	35.00%	30.00%
Weighted average life of options	5.00	5.00	5.00

      In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

17.     Earnings Per Share

      Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, “Earnings per Share.”

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002 and 2001 and the period ended December 31, 2000:

	(Loss)/Income	Shares	Per
	(Numerator)	(Denominator)	Share

For the Year Ended December 31, 2002:
Loss before cumulative effect of a change in accounting principle — basic	$(9,412,000)	9,339,739	$(1.01)
Cumulative effect of a change in accounting principle — basic	$(9,079,000)	9,339,739	$(0.97)

Net loss — basic	$(18,491,000)	9,339,739	$(1.98)

For the Year Ended December 31, 2001:
Net loss per share — basic	$(43,780,000)	11,071,529	$(3.95)

For the period from December 13, 2000 to December 31, 2000:
Net income per share — basic	$796,000	11,134,981	$0.07
Effect of dilutive securities:
Stock awards		75,232
Stock options		50,584

Net income per share — diluted	$796,000	11,260,797	$0.07

      As the Company was in a net loss position for the years ended December 31, 2002 and 2001, no effect of awards or options were calculated as the impact would be anti-dilutive.

18.     Commitments and Contingencies

      The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Commitments and Contingencies — (Continued)

during the previous calendar years. The Company accrues for its portion of assessments in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company.

      The Company is the first and second guarantor of approximately $1.8 million and $5.3 million, respectively, of debt owed by one of the Company’s real estate partnership investments. At December 31, 2002 and 2001, the Company has not recorded any liability related to these guarantees.

      The Company is obligated under operating leases, which have various expiration dates through December 2007. Minimum future lease payments are as follows: 2003 — $1,416,000; 2004 — $920,000; 2005 — $579,000, 2006 — $351,000 and 2007 — $269,000. Rental expense was $1,900,000 in 2002, $2,177,000 in 2001, and $2,419,000 in 2000.

      The Company is not currently subject to any material litigation. Though routine litigation matters may arise in the ordinary course of the Company’s insurance business, management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

19.     GAAP and Statutory Reporting

      APAssurance, APS and ICA, domiciled in the State of Michigan, are included in the accompanying consolidated financial statements in accordance with GAAP. These organizations are subject to regulation by the State of Michigan Office of Financial and Insurance Services and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U. S. government securities are generally carried at amortized cost for statutory accounting purposes.

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

•	Deferred federal income taxes and were not recorded for statutory purposes prior to 2001.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     GAAP and Statutory Reporting — (Continued)

      The following is statutory surplus at December 31, 2002, 2001, and 2000 and net (loss) income for the years then ended.

	2002	2001	2000

	(In thousands)
Statutory surplus, December 31	$190,216	$203,223	$246,089

Statutory net (loss) income for the year ended December 31	$(10,117)	$(63,535)	$8,913

      On January 1, 2001, significant changes to the statutory basis of accounting became effective in all states in which the Company is licensed. The cumulative effect of these changes, known as Codification was recorded as a direct adjustment to statutory surplus. The effect of adoption resulted in an increase in statutory surplus of $16.7 million.

20.     Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, health, personal and commercial and corporate and other. The accounting policies of the segments are the same as those described in the basis of presentation.

      Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses, restructuring expense and demutualization expense are all attributed to the holding company and are included in corporate and other, as is other income, which the Company does not allocate to the insurance operating segments.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Segment Information — (Continued)

      The financial information that management reviews in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

	At or For the Year Ended December 31

	2002	2001	2000

	(In thousands)
Total assets:
Medical professional liability	$859,804	$806,114	$756,162
Workers’ compensation	153,612	163,498	152,995
Health	19,003	12,146	11,556
Personal and commercial	4,089	7,750	15,577
Corporate and other	22,410	49,409	41,686

Total	$1,058,918	$1,038,917	$977,976

Total revenue:
Medical professional liability	$186,527	$152,680	$140,066
Workers’ compensation	69,278	64,999	53,336
Health	24,627	19,196	11,493
Personal and commercial	(884)	5,593	13,087
Corporate and other	991	2,681	2,736

Total	$280,539	$245,149	$220,718

(Loss) income before income taxes and cumulative effect of a change in accounting principle:
Medical professional liability	$(5,219)	$(41,943)	$19,478
Workers’ compensation	(2,520)	(14,974)	1,265
Health	(3,572)	(3,750)	(2,542)
Personal and commercial	(2,613)	(3,786)	(1,362)
Corporate and other	(1,017)	(2,777)	(94)

Total	$(14,941)	$(67,230)	$16,745

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     Quarterly Financial Data (Unaudited)

      The unaudited operating results by quarter for 2002, 2001, and 2000 are summarized below:

		(Loss) Income
		Before Taxes		Net (Loss) Income
		and cumulative		Per Common
	Total	effect of a change	Net (Loss)	Share Assuming
	Revenues	in accounting principle	Income	Dilution*

2002
1st Quarter**	$64,595	$(5,429)	$(12,608)	$(1.26)
2nd Quarter	67,466	(4,194)	(2,719)	(0.28)
3rd Quarter	72,811	(2,996)	(1,948)	(0.21)
4th Quarter**	75,667	(2,322)	(1,216)	(0.13)

	$280,539	$(14,941)	$(18,491)

2001
1st Quarter	$61,889	$6,050	$4,137	$0.36
2nd Quarter	61,821	6,750	4,424	0.38
3rd Quarter***	58,230	(55,044)	(35,828)	(3.26)
4th Quarter***	63,209	(24,986)	(16,513)	(1.58)

	$245,149	$(67,230)	$(43,780)

2000
1st Quarter	$51,455	$3,558	$2,407
2nd Quarter	56,157	5,980	4,021
3rd Quarter	54,781	2,612	2,335
4th Quarter	58,325	4,595	3,182	$0.07

	$220,718	$16,745	$11,945

*	For periods subsequent to conversion; (for periods where the Company incurred a loss, no effect of awards or options were calculated as the impact would be anti-dilutive).

**	In accordance with the transition guidance given in SFAS No. 142, the goodwill impairment charge, net of tax, that was determined in the fourth quarter of 2002 has been recorded in the first quarter of 2002 as SFAS No. 142 was adopted effective January 1, 2002 (Notes 2 and 4).

***	The significant losses in the third and fourth quarters of 2001, as compared to the first and second quarters of the same year, were primarily the result of adverse development on prior year loss reserves (Note 8).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEET
December 31, 2002 and 2001

	2002	2001

	(In thousands,
	except share data)
Assets
Investments in subsidiaries	$260,664	$260,121
Cash and cash equivalents	18,671	43,210
Deferred federal income taxes	942	539
Federal income taxes recoverable	207	787
Other assets	409	3,926

Total assets	$280,893	$308,583

Liabilities
Accrued expenses and other liabilities	$604	$1,618

Total liabilities	604	1,618

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 8,695,492 and 10,238,122 shares outstanding at December 31, 2002 and 2001, respectively
Additional paid-in capital	92,148	119,463
Retained earnings	164,183	182,674
Unearned stock compensation	(678)	(1,001)
Accumulated other comprehensive income, net of deferred federal income taxes	24,636	5,829

Total shareholders’ equity	280,289	306,965

Total liabilities and shareholders’ equity	$280,893	$308,583

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001

	(In thousands)
Revenues
Investment income	$587	$2,810
Net realized investment losses		(671)

Total revenues	587	2,139
Expenses
General and administrative expenses	1,178	1,700

(Loss) income before income taxes and equity in undistributed loss of subsidiaries	(591)	439
Federal income tax (benefit) expense	(209)	410
(Loss) income before equity in undistributed loss of subsidiaries	(382)	29
Equity in undistributed loss of subsidiaries	(18,109)	(43,809)

Net loss	$(18,491)	$(43,780)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
Years Ended December 31, 2002 and 2001

	2002	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(18,491)	$(43,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiaries	18,109	43,809
Net realized losses		671
Amortization of goodwill		730
Changes in:
Federal income taxes recoverable/payable	580	(847)
Accrued expenses and other liabilities	(1,014)	(1,620)
Other assets	3,517	(3,165)

Net cash provided by (used in) operating activities	2,701	(4,202)

Cash flows from investing activities
Net contributions to subsidiaries		(1,822)

Net cash used in investing activities		(1,822)

Cash flows from financing activities
Common stock repurchased	(27,482)	(25,225)
Stock options exercised	243

Net cash used in financing activities	(27,483)	(25,225)

Net decrease in cash and cash equivalents	(27,240)	(31,249)
Cash and cash equivalents, beginning of year	43,210	74,459

Cash and cash equivalents, end of year	$18,671	$43,210

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Year Ended December 31, 2002

(1)     Description of Business

      American Physicians Capital, Inc. (APCapital) is an insurance holding company incorporated under Michigan law on July 6, 2000.

      APCapital owns all of the issued and outstanding common stock of the following entities:

American Physicians Assurance Corporation — a stock insurance company incorporated under Michigan law (APAssurance), formerly Mutual Insurance Corporation Of America

Insurance Corporation of America — a stock insurance company incorporated under Michigan law (ICA).

APSpecialty Insurance Corporation — a stock insurance company incorporated under Michigan law (APS), formerly RML Insurance Company.

APConsulting, LLC — a Michigan consulting company.

APDirect Sales, LLC — a Michigan corporation that serves as APCapital’s direct sales channel.

Alpha Advisors, Inc. — an Illinois corporation that provides investment management services.

APIndemnity (Bermuda) Ltd. — A Bermuda company that provides a rent-a-captive vehicle for clients and prospects.

APManagement Ltd. — A Bermuda company that provides management and compliance services to APIndemnity and to clients and prospects of the financial group.

(2)     Federal Income Taxes

      Income tax provisions for the individual companies are computed on a separate company basis.

(3)     Conversion and Initial Public Offering

      On December 13, 2000, the conversion of APAssurance from a mutual company to a stock corporation was consummated according to a Plan of Conversion adopted by the board of directors of APAssurance on June 28, 2000, with subsequent amendment on October 2, 2000. This plan was approved by APAssurance policyholders at a special meeting held on November 29, 2000 and by the State of Michigan Office of Financial and Insurance Services. The Plan of Conversion included several key components, including: formation of APCapital to be the ultimate parent holding company; the conversion of APAssurance from a mutual insurance company to stock company and wholly-owned by APCapital; the transfer of ICA, APS, APConsulting, APDirect Sales, and Alpha Advisors, Inc. from APAssurance to wholly-owned subsidiaries of APCapital.

      In connection with the conversion, 331,638 shares of common stock of APCapital were sold at $13.50 per share under a subscription rights and best efforts offering to APAssurance policyholders, officers, directors, employees, and others. APCapital then sold 9,668,362 shares of its common stock in an underwritten public offering (“the offering”) that closed December 13, 2000. On December 13, 2000, an additional 1,450,254 shares were sold to underwriters of the offering pursuant to an over-allotment option contained in the offering agreement. The net proceeds of the offering were approximately $142.6 million, consisting of gross proceeds of $154.6 million less conversion and offering expenses of $12.0 million.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The required information will be contained in the Proxy Statement under the captions “Election of Directors” (excluding the Report of the Audit Committee) and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.     Executive Compensation

      The required information will be contained in the Proxy Statement under the caption “Compensation of Executive Officers” (excluding the Compensation Committee Report and the stock performance graph) and “Election of Directors — Director Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The required information will be contained in the Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. In addition, the information contained in the Equity Compensation Plan table under Item 5 of this Report is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The required information will be contained in the Proxy Statement under the caption “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, to be recorded, processed, summarized and reported to the extent applicable within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2)

      Financial Statements:

Report of independent accountants

Consolidated balance sheets as of December 31, 2002 and 2001

Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2002, 2001 and 2000

Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000

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

      (b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 28, 2003.

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
Its: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 2003 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM B. CHEESEMAN William B. Cheeseman	President, Chief Executive Officer and Director

/s/ FRANK H. FREUND Frank H. Freund	Executive Vice President, Treasurer, Chief Financial Officer and principal accounting officer

/s/ THOMAS R. BERGLUND, M.D. Thomas R. Berglund, M.D.	Director and Chairman of the Board

/s/ BILLY B. BAUMANN, M.D. Billy B. Baumann, M.D.	Director

/s/ MYRON EMERICK, D.O. Myron Emerick, D.O.	Director

/s/ APPARAO MUKKAMALA, M.D. AppaRao Mukkamala, M.D.	Director

/s/ SPENCER L. SCHNEIDER Spencer L. Schneider	Director

/s/ LLOYD A. SCHWARTZ Lloyd A. Schwartz	Director

CERTIFICATION OF DISCLOSURE

I, William B. Cheeseman certify that:

      1. I have reviewed this annual report on Form 10-K of American Physicians Capital, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls’ and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
President and Chief Executive Officer
American Physicians Capital, Inc.

Date: March 28, 2003

CERTIFICATION OF DISCLOSURE

I, Frank H. Freund certify that:

      1. I have reviewed this annual report on Form 10-K of American Physicians Capital, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls’ and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANK H. FREUND

Frank H. Freund
Executive Vice President, Treasurer,
Chief Financial Officer and Principal Accounting Officer
American Physicians Capital, Inc.

Date: March 28, 2003

EXHIBIT INDEX

      The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital’s commission file number is 000-32057.

Exhibit
Number	Description

2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)
3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended March 9, 2002(6)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.2	Stock Purchase Agreement, dated August 31, 1999, by and among APAssurance and William B. Cheeseman and William J. Gaugier(2)
10.3	First Amendment, dated October 9, 2000, to Stock Purchase Agreement, dated August 31, 1999, by and among APAssurance, William B. Cheeseman and William J. Gaugier(2)
10.4	Stock Purchase Agreement between Kentucky Medical Insurance Company and Stratton, Cheeseman & Walsh, Inc., dated March 6, 1997(2)
10.5	APAssurance/ SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)
10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)
*10.7	Employment Agreement between William B. Cheeseman and MICOA Management Company, Inc., dated October 27, 1999(4)
10.10	Agency Agreement between APAssurance and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)
10.11	Sub-Agent Agreement between SCW Agency Group, Inc. and Managed Insurance Services, Inc., dated April 11, 2000(2)
10.12	MSMS/APAssurance Marketing Support Agreement, effective January 1, 2000, between the Michigan State Medical Society and APAssurance(2)
*10.14	Executive Employment Agreement, dated as of October 11, 2000, between Frank H. Freund and APAssurance(4)
*10.16	Executive Employment Agreement, dated as of October 11, 2000, between Margo C. Runkle and APAssurance(4)
*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)
*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)
10.22	Standstill Agreement, dated February 20, 2002(5)
10.23	Description of unwritten sublease arrangement between APAssurance and SCW Agency(6)
*10.24	Executive Employment Agreement, dated as of May 13, 2002, between Annette Flood and APAssurance(1)
*10.25	Executive Employment Agreement, dated as of May 13, 2002, between R. Kevin Clinton and APAssurance(1)
21.1	Subsidiaries of APCapital(6)
10.26	Agency Agreement between MICOA Management Company, Inc. and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(1)
23.1	Consent of PricewaterhouseCoopers LLP(1)
99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Current management contracts or compensatory plans or arrangements.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s 2001 Annual Report on Form 10-K and incorporated herein by reference.