Form 10-Q
period 2003-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2003-05-15
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

YES  ☒       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES  ☒       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 13, 2003 was 8,706,533.

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. Financial Statements

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$567,731	$618,899
Equity securities, at fair value	2,494	44
Other investments	30,638	30,788

Total investments	600,863	649,731
Cash and cash equivalents	199,208	151,825
Premiums receivable	58,273	62,531
Reinsurance recoverable	103,113	98,128
Federal income tax recoverable	2,015	1,100
Deferred federal income taxes	41,027	42,542
Property and equipment, net of accumulated depreciation	14,331	14,352
Other intangible assets	506	—
Other assets	39,533	38,709

Total assets	$1,058,869	$1,058,918

Liabilities
Unpaid losses and loss adjustment expenses	$639,331	$637,494
Unearned premiums	101,013	103,420
Note payable, officer	6,662	6,567
Other liabilities	31,189	31,148

Total liabilities	778,195	778,629

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,701,533 and 8,695,452 shares outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	92,148	92,148
Retained earnings	163,198	164,183
Unearned stock compensation	(603)	(678)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	25,931	24,636

Total shareholders’ equity	280,674	280,289

Total liabilities and shareholders’ equity	$1,058,869	$1,058,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share data)
Net premiums written	$54,837	$62,377
Change in net unearned premiums	3,599	(8,450)

Net premiums earned	58,436	53,927
Investment income	10,385	10,836
Net realized losses	(3)	(286)
Other income	161	134

Total revenues and other income	68,979	64,611

Losses and loss adjustment expenses	55,982	57,168
Underwriting expenses	13,287	11,471
Investment expenses	551	911
Interest expense	95	90
Amortization expense	44	—
General and administrative expenses	535	400

Total expenses	70,494	70,040

Loss before federal income taxes and cumulative effect of a change in accounting principle	(1,515)	(5,429)
Federal income tax benefit	(530)	(1,900)

Loss before cumulative effect of a change in accounting principle	(985)	(3,529)
Cumulative effect of a change in accounting principle	—	(9,079)

Net loss	$(985)	$(12,608)

Net loss before cumulative effect of a change in accounting principle
Basic	$(0.11)	$(0.35)
Diluted	$(0.11)	$(0.35)
Cumulative effect of a change in accounting principle
Basic	$—	$(0.91)
Diluted	$—	$(0.91)
Net loss per common share
Basic	$(0.11)	$(1.26)
Diluted	$(0.11)	$(1.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Net loss	$(985)	$(12,608)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investment securities	1,992	(7,416)
Effect of deferred federal income taxes	(697)	2,595

Comprehensive income (loss)	$310	$(17,429)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(985)	$(3,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	891	776
Net realized losses	3	286
Change in deferred federal income taxes	778	3,942
Increase in unpaid loss and loss adjustment expenses	1,837	9,006
Change in unearned premiums	(2,407)	11,153
Changes in other assets and liabilities	(2,975)	(13,574)

Net cash (used in) provided by operating activities	(2,858)	8,060

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(1,151)	(67,428)
Available-for-sale — equity securities	(2,450)	—
Property and equipment	(431)	(262)
Sales and maturities
Available-for-sale — fixed maturities	54,273	10,261

Net cash provided by (used in) investing activities	50,241	(57,429)

Cash flows from financing activities
Common stock repurchased	—	(5,196)
Proceeds from stock options exercised	—	238

Net cash used in financing activities	—	(4,958)

Net increase (decrease) in cash and cash equivalents	47,383	(54,327)
Cash and cash equivalents, beginning of period	151,825	106,444

Cash and cash equivalents, end of period	$199,208	$52,117

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the losses and loss adjustment expense reserves, investments, taxes, reinsurance and the reserve for extended reporting period claims. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

      Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

Stock-based Compensation

      The Company uses the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure-only alternative of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the pro forma effects on operating results as if the Company had elected the fair value approach to account for all of its stock-based employee compensation plans.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation had been determined on the fair value at the grant date for awards in the quarters ended March 31, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been follows:

	March 31,

	2003	2002

	(In thousands, except
	per share data)
Net loss
As reported	$(985)	$(12,608)
Pro forma	$(1,295)	$(13,049)
Stock based employee compensation expense included in reported net loss, net of related tax effects	—	—
Total stock based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax	310	441
Diluted loss per share
As reported	$(0.11)	$(1.26)
Pro forma	$(0.15)	$(1.30)

      Such pro forma disclosures may not be representative of future compensation costs because options vest over several years and additional grants are made each year.

      The weighted-average fair value of options granted, measured on the grant date using the Black-Scholes model, was $7.93 per share for the three months ended March 31, 2002. There were no options granted during the three months ended March 31, 2003.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2003(1)	2002

Risk-free interest rate		4.45%
Volatility assumption		35.00%
Expected life of options		5.00
Dividend yield		0.00%

(1)	There were no options granted during the three months ended March 31, 2003.

2.     Loss Per Share

      Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. The weighted average shares outstanding were 8,594,572 and 10,029,243 for the three months ended March 31, 2003 and 2002, respectively.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share data)
Numerator for basic and diluted loss per common share:
Loss before cumulative effect of a change in accounting principle	$(985)	$(3,529)
Cumulative effect of a change in accounting principle	—	(9,079)

Net loss	$(985)	$(12,608)

Denominator:
Denominator for basic loss per common share — weighted average shares outstanding	8,595	10,029
Effect of dilutive stock options and awards(1)	—	—

Denominator for diluted loss per common share — adjusted weighted average shares outstanding	$8,595	$10,029

Loss before cumulative effect of a change in accounting principle — basic	$(0.11)	$(0.35)
Cumulative effect of a change in accounting principle — basic	$—	$(0.91)
Net loss — basic	$(0.11)	$(1.26)

(1)	As the Company was in a net loss position for the three months ended March 31, 2003 and 2002, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

3.     Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, health, personal and commercial, and corporate and other. The accounting policies of the segments are described in the notes to the financial statements included in the Company’s most recent Annual Report on Form 10-K.

      Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets or liabilities underlying the income or expense. General and administrative expenses are all attributed to the holding company and are included in corporate and other.

	March 31,	December 31,
	2003	2002

	(In thousands)
Total assets:
Medical professional liability	$876,828	$859,804
Workers’ compensation	143,014	153,612
Health	14,114	19,003
Personal and commercial	3,378	4,089
Corporate and other	21,535	22,410

Total	$1,058,869	$1,058,918

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Total revenue:
Medical professional liability	$48,272	$41,201
Workers’ compensation	13,875	16,947
Health	6,712	5,816
Personal and commercial	(149)	(18)
Corporate and other	269	665

Total	$68,979	$64,611

Income (loss) before federal income taxes:
Medical professional liability	$(1,289)	$(5,925)
Workers’ compensation	252	1,657
Health	204	(1,186)
Personal and commercial	(402)	(183)
Corporate and other	(280)	208

Total	$(1,515)	$(5,429)

4.     Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” At that date, the only goodwill or other intangible asset recorded by the Company was the $13.9 million associated with the purchase of Stratton-Cheeseman Management Company in 1999. Based on the results of the impairment testing, the recorded net goodwill of $13.9 million was written off as the fair value of the Company’s reporting units did not support the carrying value of previously recorded goodwill. For purposes of the impairment testing, fair value was estimated using various methods, including multiples of projected net income and market capitalization. The goodwill impairment was recorded as a cumulative effect of a change in accounting principle, net of a deferred income tax benefit of $4.9 million. In accordance with the transition guidance given in SFAS No. 142, the goodwill impairment charge, net of tax, that was determined in the fourth quarter of 2002 was recorded in the first quarter of 2002.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that any forward-looking statements we have made are reasonable, actual results could differ materially since these statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission. See, for example, the disclosures in “Item 1 — Business — Uncertainties Relating to Forward-Looking Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports filed by the Company with the Securities and Exchange Commission. Other factors not currently anticipated by management may also materially and adversely affect the Company’s financial position and results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

      The following analysis utilizes financial results and ratios that are determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The property/ casualty insurance industry utilizes some unique financial ratios that can be derived from GAAP amounts that help investors better understand our operations. A description of these ratios is contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Ratios Analyzed” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      In addition to our reported GAAP loss ratios, we also report accident year loss ratios, which exclude prior year loss reserve development. We believe this ratio is useful in evaluating our current underwriting performance, as it focuses on the relationships between current premiums earned and current losses. Our method of calculating these measures may differ from those used by other companies and, therefore, comparability may be limited.

      We operate primarily in three insurance product segments: medical professional liability, workers’ compensation, and health. Effective December 31, 2001, the Company exited the personal and commercial lines of business. The personal and commercial insurance operating segment will continue to generate income (loss) due to the development of unpaid loss and loss adjustment expenses associated with this segment. See Note 3 of the Notes to Condensed Consolidated Financial Statements, contained elsewhere in this report, for further information regarding the operating results of our business segments.

      The following table sets forth, for the three-month periods ended March 31, 2003 and 2002, the amount of direct premiums written, net premiums written, and net premiums earned for each of our insurance operating segments.

	Three Months Ended March 31,

	2003		2002

		% of		% of
	Amount	Total	Amount	Total

	(dollars in thousands)
Direct premiums written:
Medical professional liability	$47,591	77.2%	$45,403	64.3%
Workers’ compensation	7,226	11.7%	19,268	27.3%
Health	6,841	11.1%	5,528	7.8%
Other	—	0.0%	360	0.6%

Total	$61,658	100.0%	$70,559	100.0%

Net premiums written:
Medical professional liability	$40,119	73.2%	$38,567	61.8%
Workers’ compensation	8,305	15.1%	18,126	29.1%
Health	6,525	11.9%	5,684	9.1%
Other	(112)	-0.2%	—	0.0%

Total	$54,837	100.0%	$62,377	100.0%

Net premiums earned:
Medical professional liability	$39,485	67.6%	$32,951	61.1%
Workers’ compensation	12,538	21.5%	15,292	28.4%
Health	6,525	11.2%	5,684	10.5%
Other	(112)	-0.3%	—	0.0%

Total	$58,436	100.0%	$53,927	100.0%

Results of Operations — Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

     Medical Professional Liability Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our medical professional liability insurance operations for the three-month periods ended March 31, 2003 and 2002.

				Percentage
	2003	2002	Change	Change

	(dollars in thousands)
Direct premiums written:
Michigan	$8,442	$7,610	$832	10.9%
Ohio	7,905	9,020	(1,115)	-12.4%
Illinois	12,930	7,016	5,914	84.3%
Florida	3,475	7,343	(3,868)	-52.7%
Kentucky	8,215	10,172	(1,957)	-19.2%
New Mexico	3,813	2,503	1,310	52.3%
Nevada	1,044	940	104	11.1%
Other	1,767	799	968	121.2%

Total	$47,591	$45,403	$2,188	4.8%

Net premiums written	$40,119	$38,567	$1,552	4.0%

Net premiums earned	$39,485	$32,951	$6,534	19.8%
Incurred loss and loss adjustment expenses:
Current year losses	40,186	38,474	1,712	4.4%
Prior year losses	1,000	1,500	(500)	-33.3%

Total	41,186	39,974	1,212	3.0%
Underwriting expenses	7,816	6,395	1,421	22.2%

Underwriting loss	$(9,517)	$(13,418)	$3,901	-29.1%

Loss ratio:
Calendar year	104.3%	121.3%	-17.0%
Accident year	101.8%	116.8%	-15.0%
Underwriting expense ratio	19.8%	19.4%	0.4%
Combined ratio:
Calendar year	124.1%	140.7%	-16.6%
Accident year	121.6%	136.2%	-14.6%

      The increase in direct premiums written was primarily the result of premium rate increases. Although the Company has experienced significant policy growth in its Illinois market, it has been mostly offset by a decrease in the number of policies in-force in its Kentucky and Ohio markets, primarily due to significant rate increases and tighter underwriting standards in those markets. In addition, there has been a significant decrease in the number of policies in-force in our Florida market, as described below. The Company is continually seeking regulatory approval of additional rate increases.

      In the second quarter of 2002, the Company announced its intention to discontinue writing medical professional liability insurance in Florida. Medical professional liability direct premiums written in the state of Florida for the year ended December 31, 2002 were $23.6 million, and the Company reported net loss and loss adjustment expenses for that period of $35.2 million relating to its Florida business. The Florida Department of Insurance has approved the Company’s plan to exit this market and in October 2002, the Company began mailing non-renewal notices to medical professional liability policyholders whose renewals would have been effective in December 2002. Florida law requires the Company to offer extended reporting coverage for previously insured periods, commonly referred to as “tail policies,” at the time of non-renewal. Tail policies typically have written premiums of approximately two times the last annual policy premium. The Company expects that some physicians will opt for this extended reporting coverage, which will result in additional direct premiums written in 2003. The amount of these future premiums cannot be reasonably estimated due to the uncertainty regarding the number of physicians who will opt for the coverage.

      In January 2003, the Company invested in a start up insurance company managed by the Company’s former third-party-administrator who underwrote its Florida medical professional liability business. This start up insurance company, Physicians Insurance Company, would seek to write as many of the tail policies as its capital and surplus levels would permit, thereby limiting APCapital’s direct exposure to future losses associated with underwriting Florida medical professional liability extended reporting period coverages.

      Net premiums earned increased 19.8%, compared to a 4.8% increase in direct premiums written. The increase in net premiums earned was greater than the increase in direct premiums written as premiums written in 2002 continue to be earned in the first quarter of 2003.

      The decrease in the loss ratio for the three months ended March 31, 2003, compared to the same period in 2002, was primarily the result of the premium rate increases described above.

      Prior accident year loss reserves have developed unfavorably in the first quarter of 2003 by approximately $1 million. This unfavorable development primarily relates to accident years 1999 through 2001 in the Company’s Ohio occurrence market. Claims on occurrence business tend to take longer to be reported than on claims-made medical professional liability policies. In 1999, Ohio was a relatively new market for the Company. The newness of the market, together with the extended reporting period on the Ohio occurrence business, made it difficult for the Company to estimate incurred but not reported claims. In 2002, the Company ceased writing occurrence business in Ohio. Without the unfavorable development on prior accident years, the loss ratio for the three months ended March 31, 2003 would have been 101.8%, which compares favorably with the accident year loss ratio of 106.1% for the entire 2002 accident year. The 4.3% decrease in the accident year loss ratio from accident year 2002 to 2003 was primarily the result of premium rate increases, the exit of our Florida market, as described above, and enhanced claims management.

      The increase in the underwriting expense ratio was primarily the result of a decrease in our ceded commission rate to 20% for the 2003 treaty year, from 25% for the 2002 treaty year. In addition, the Company paid $225,000, its deductible amount, to settle a bad faith claim in Florida during the three months ended March 31, 2003.

      The principal agency through which the Company writes medical professional liability insurance is SCW Agency Group, Inc. (“SCW”), which is principally owned by William Cheeseman, the Company’s president and chief executive officer. The Company’s relationship with SCW is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. During the three months ended March 31, 2003, direct premiums written for the Company by SCW totaled $17.7 million and commissions incurred related to SCW totaled $1.4 million, compared to $19.6 million and $1.6 million, respectively, during the three months ended March 31, 2002.

     Workers’ Compensation Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our workers’ compensation insurance operations for the three-month periods ended March 31, 2003 and 2002.

				Percentage
	2003	2002	Change	Change

	(dollars in thousands)
Direct premiums written:
Minnesota	$3,743	$10,119	$(6,376)	-63.0%
Michigan	1,676	3,007	(1,331)	-44.3%
Illinois	1,047	1,485	(438)	-29.5%
Indiana	565	1,410	(845)	-59.9%
Kentucky	88	2,458	(2,370)	-96.4%
Iowa	90	363	(273)	-75.2%
Other	17	426	(409)	-96.0%

Total	$7,226	$19,268	$(12,042)	-62.5%

Net premiums written	$8,305	$18,126	$(9,821)	-54.2%

Net premiums earned	$12,538	$15,292	$(2,754)	-18.0%
Incurred loss and loss adjustment expenses:
Current year losses	10,045	12,240	(2,195)	-17.9%
Prior year losses	(800)	(1,000)	200	-20.0%

Total	9,245	11,240	(1,995)	-17.7%
Underwriting expenses	4,283	3,886	397	10.2%

Underwriting (loss) gain	$(990)	$166	$(1,156)	-696.4%

Loss ratio:
Calendar year	73.7%	73.5%	0.2%
Accident year	80.1%	80.0%	0.1%
Underwriting expense ratio	34.2%	25.4%	8.8%
Combined ratio:
Calendar year	107.9%	98.9%	9.0%
Accident year	114.3%	105.4%	8.9%

      The decrease in direct premiums written was primarily the result of the Company’s efforts to restructure its workers’ compensation book of business as described below.

      In June 2002, the Company filled several executive and management positions in its workers’ compensation segment to improve the overall performance of this segment, reduce risk exposure and improve profitability. In the fourth quarter of 2002, the Company began to exit the Kentucky workers’ compensation market, as well as non-renew certain higher-risk construction industry policies in all markets. These actions had the effect of significantly decreasing workers’ compensation direct premiums written for the three months ended March 31, 2003 compared to the same period of 2002. We expect direct premiums written to continue to decrease in the near future as we complete these restructuring efforts, but we expect growth in direct written premiums written later in 2003 after the planned changes have been implemented. These efforts to restructure the book of business include exiting certain higher-risk specialties (e.g., construction industry policies) and poor performing markets, and replacing this business with smaller accounts in industries with lower risk and mid-level accounts in underserved markets where we can add value with accident prevention and assertive claims management services.

      The decrease in net premiums earned was not as great as the decrease in direct premiums written as premiums written in 2002 continue to be earned in 2003.

      On a calendar year and accident year basis, the workers’ compensation loss ratio was relatively consistent with the prior year, as losses decreased at a rate similar to the decrease in net premiums earned. As a result of our exit from certain underperforming markets, as described above, and improved claim processing, we experienced an $800,000 favorable adjustment to prior year loss and loss adjustment expense reserves.

      The increase in the underwriting expense ratio resulted primarily from the Company’s hiring of several workers’ compensation executives and managers in mid-2002, as well as severance costs related to the restructuring of this segment.

     Health Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our health insurance operations for the three-month periods ended March 31, 2003 and 2002.

				Percentage
	2003	2002	Change	Change

	(dollars in thousands)
Direct premiums written	$6,841	$5,528	$1,313	23.8%

Net premiums written	$6,525	$5,684	$841	14.8%

Net premiums earned	$6,525	$5,684	$841	14.8%
Incurred loss and loss adjustment expenses:
Current year losses	5,861	5,796	65	1.1%
Prior year losses	(468)	—	—	0.0%

Total	5,393	5,796	(403)	-7.0%
Underwriting expenses	1,104	1,194	(90)	-7.5%

Underwriting gain (loss)	$28	$(1,306)	$1,334	-102.1%

Loss ratio:
Calendar year	82.7%	102.0%	-19.3%
Accident year	89.8%	102.0%	-12.2%
Underwriting expense ratio	16.9%	21.0%	-4.1%
Combined ratio:
Calendar year	99.6%	123.0%	-23.4%
Accident year	106.7%	123.0%	-16.3%

      All health direct premiums written were related to our involvement with a single preferred provider organization located in western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization that sponsors this plan. The increase in direct premiums written was the result of premium rate increases, offset by a decrease in the number of covered lives. The following table shows the number of covered lives and the per-member-per-month (“PMPM”) premium at March 31, 2003, December 31, 2002, and March 31, 2002.

	Covered	PMPM
	Lives	Premium

Month Ended:
March 31, 2003	10,438	$208.02
December 31, 2002	12,898	$188.28
March 31, 2002	11,410	$160.20
Change:
March 2003 vs. December 2002	(2,460)	$19.74
March 2003 vs. March 2002	(972)	$47.82

      The increase in net premiums earned was less than the increase in direct premiums written due to a change in reinsurance which resulted in additional ceded premiums.

      The decrease in the loss and loss adjustment expense ratio was primarily the result of premium rate increases combined with tighter underwriting standards. The favorable development on prior year loss and loss adjustment expense reserves was the result of re-underwriting efforts in 2002.

      The decrease in the underwriting ratio was primarily due to the reduction of certain corporate overhead expenses related to the health insurance segment.

          Personal and Commercial Lines Insurance Operations

      The Company’s personal and commercial insurance product segment experienced an underwriting loss of $354,000 for the three months ended March 31, 2003, compared to an underwriting loss of $154,000 for the three months ended March 31, 2002. This segment will continue to generate income (loss) due to the development of unpaid loss and loss adjustment expenses.

          Corporate and Other

      Investment income, excluding net realized investment losses, was $10.4 million for the three months ended March 31, 2003, a decrease of $451,000, or 4.2%, compared to the three months ended March 31, 2002. The decrease in investment income was the result of the Company’s unusually large cash position during the first quarter of 2003, and low short-term interest rates, compared to the same period of 2002. The Company delayed investing a portion of its cash flow during the first quarter of 2003 due to the very low interest rate environment and its reluctance to lock-in long term interest rates at prevailing levels. The average yield on the Company’s cash and cash equivalents was approximately 1% during the three months ended March 31, 2003, which reduced the Company’s average yield on its investment portfolio down to 5.48% for the three months ended March 31, 2003, compared to 5.84% for the same period of 2002. Net realized losses were $3,000 and $286,000 during the three-month periods ended March 31, 2003 and 2002, respectively.

      The market value of the Company’s fixed income security portfolio is inversely related to interest rates. Therefore, as interest rates have declined, the market value of the Company’s fixed income security portfolio has increased. Unrealized gains, net of deferred federal income taxes, on the Company’s investments were $25.9 million at March 31, 2003, an increase of $1.3 million compared to December 31, 2002.

      Investment expenses were $551,000 during the three months ended March 31, 2003. This represents a decrease of $360,000, or 39.5%, compared to the same period of 2002. The decrease in investment expenses was primarily due to higher depreciation expense on several of the Company’s investment real estate properties in the first quarter of 2002.

      The Company’s general and administrative expenses increased $135,000 to $535,000 during the three months ended March 31, 2003, compared to the same period of 2002. The increase was primarily the result of a new errors and omissions liability insurance policy acquired in mid 2002.

      The Company recorded amortization expense of $44,000 during the three months ended March 31, 2003, on a definite-lived intangible asset acquired in connection with its investment in Physicians Insurance Company. The Company did not record any amortization expense in the first quarter of 2002. The investment in Physicians Insurance Company is discussed under “—Results of Operations — Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 — Medical Professional Liability Insurance Operations”.

      The Company recorded $530,000 in federal income tax benefit for the three months ended March 31, 2003, compared to a $1.9 million benefit during the same period of 2002. The effective tax rate was 35.0% for the three months ended March 31, 2003, and 2002.

      Net loss for the three months ended March 31, 2003 was $985,000 on revenues of $69.0 million, compared to a net loss of $3.5 million on revenues of $64.6 million for the three months ended March 31, 2002. The decrease in the net loss was due primarily to premium rate increases and enhanced claims management in our Medical Professional Liability operating segment.

          Liquidity, Capital Resources and Financial Condition

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums, and taxes.

      APCapital is a holding company whose only material assets are the capital stock of APAssurance and its other subsidiaries, and cash. APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable state law.

      The Company’s only indebtedness is to its President and Chief Executive Officer (“CEO”) in the amount of $8.0 million (reflected on our balance sheet at its present value of $6.7 million) in connection with the purchase of Stratton Cheeseman Management Company. The indebtedness is due in annual installments with the final installment due April 2008. See table at the end of this section for further information regarding the timing and amounts of these payments. The amount of the annual payments will increase or decrease by $200,000 for each corresponding half-grade level increase or decrease in the Company’s A.M. Best Company, Inc. rating. Certain events, such as the termination, death or disability of the President and CEO, or a change in control of the Company, could accelerate these payments.

      At December 31, 2002, the Company had planned expenditures of approximately $3.4 million related to various information technology initiatives. At March 31, 2003, these expenditures are progressing as planned.

      The Company’s net cash flow used in operations was approximately $2.9 million for the three months ended March 31, 2003, compared to $8.1 million provided by operations for the three months ended March 31, 2002. The decrease was primarily the result of the decrease in direct premiums written to $61.7 million for the three months ended March 31, 2003, from $70.6 million for the three months ended March 31, 2002.

      At March 31, 2003, the Company had $199.2 million of cash available and an investment portfolio of $600.9 million. The portfolio includes $22.9 million of bonds maturing in the next year. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of March 31, 2003, $358.9 million of bonds mature in the next one to five years and $167.5 million mature in the next six to ten years. In addition, the Company has $1.8 million of mortgage-backed securities that provide periodic principal repayments.

      Premiums receivable decreased $4.2 million to $58.3 million at March 31, 2003, compared to $62.5 million at December 31, 2002. The decrease is directly attributable to the $8.9 million decrease in direct premiums written during the three months ended March 31, 2003 compared to the same period of 2002.

      Reinsurance recoverable increased $5.0 million to $103.1 million at March 31, 2003, compared to $98.1 million at December 31, 2002. The increase was primarily the result of higher medical professional liability case reserves, as the claims staff for that segment continues to enhance its claims handling process. We have a net reinsurance recoverable from Gerling Global (“Gerling”) of approximately $10 million. In 2002, Gerling’s parent company put Gerling’s United States subsidiary into run off resulting in a series of A.M. Best rating downgrades for Gerling. We continue to believe that Gerling has adequate surplus and cash flow to satisfy its obligations to us and we have not experienced any difficulties in collecting amounts due from Gerling. However, we are continuing to monitor Gerling and may pursue an economic settlement or commutation with Gerling, which could require us to recognize a loss, if we determine that is the best long-term course of action.

      Loss and loss adjustment expense reserves increased $1.8 million, or 0.3% to $639.3 million at March 31, 2003, from $637.5 million at December 31, 2002. This increase was due to increased writings in the medical professional liability lines.

      The unearned premium reserve decreased $2.4 million, or 2.3%, to $101.0 million at March 31, 2003, from $103.4 million at December 31, 2002. The decrease was primarily due to decreased policy counts in our

Kentucky and Ohio medical professional liability markets, which renew in January, as well as the decrease in workers’ compensation direct premiums written.

      In March, July and November 2001, May 2002, and twice in August 2002, APCapital’s Board of Directors authorized six separate programs to purchase 5% of its outstanding common stock, representing a total of approximately 3,115,000 shares. APCapital’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the first quarter of 2003, APCapital did not repurchase any shares under these authorizations. A total of 2,924,270 shares have been repurchased pursuant to these authorizations through March 31, 2003, at a cost of $52.7 million. As of March 31, 2003, the Company has approximately 191,000 shares of its August 28, 2002 stock repurchase program remaining to be purchased under the existing authorizations. There can be no assurance that the Company will repurchase the remaining shares authorized to be purchased, or that any additional repurchases will be authorized by the Company’s Board of Directors.

      The Company expects to borrow between $15 million and $30 million during the second quarter of 2003 to increase its available cash resources and surplus. This indebtedness is expected to have a term of approximately 30 years. Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds, including these borrowings, will be sufficient to meet our short-term and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet our short-term liquidity needs.

      The following table shows (in thousands) the nature and timing of the Company’s contractual obligations as of March 31, 2003.

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Note payable to officer	$8,000	$1,000	$2,000	$3,000	$2,000
Operating leases	3,205	1,297	1,367	541	—

Total	$11,205	$2,297	$3,367	$3,541	$2,000

Significant Accounting Policies

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.

      The policies relating to unpaid losses and loss adjustment expenses, investments, taxes, reinsurance and the reserve for extended reporting period claims are those we believe to be the most sensitive to estimates and judgments. They are more fully described in Item 7 of our most recent Annual Report on Form 10-K and in Note 1 to our consolidated financial statements contained in that report. There have been no material changes to these policies during the most recent quarter or the estimates made pursuant to those policies.

Effects of New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued a number of new Statements of Position (“SOP”). None of the newly promulgated FASB Statements or

Interpretations, or the AICPA SOPs are expected to have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2003.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. As of March 31, 2003, the majority of our investment portfolio was invested in fixed maturity securities, which are interest-sensitive assets, and cash and cash equivalents. Accordingly, our primary market risk is exposure to changes in interest rates. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      We periodically review the investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered to be other than temporarily impaired (“OTTI”) are written down to their estimated net realizable value. We utilize both quantitative and qualitative evaluation methods to evaluate the potential for OTTI. At March 31, 2003, approximately 94.2% of our fixed maturity portfolio (excluding approximately $4 million of private placement issues) was considered investment grade. There were no impairments during the quarter ended March 31, 2003.

      In addition to the OTTI write downs noted above, we are closely monitoring $6.5 million of enhanced equipment trust certificates we own that were issued by Delta Airlines. These certificates had an unrealized loss of approximately $2.5 million at March 31, 2003. These certificates have experienced a significant decline in market value only during the last six months. We believe this unrealized loss is a temporary condition at March 31, 2003. However, if the outlook for Delta does not improve in the second quarter, we believe a write down of the Delta certificates as of June 30, 2003 may be necessary.

Quantitative Information About Market Risk

      At March 31, 2003, our fixed income security portfolio was valued at $567.7 million and had an average modified duration of 3.31 years, compared to a portfolio valued at $618.9 million with an average modified duration of 3.20 years at December 31, 2002. The following table shows the effects of a change in interest rates on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	March 31, 2003			December 31, 2002

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(dollars in thousands)			(dollars in thousands)
+2%	$531,819	$(35,912)	3.05	$581,066	$(37,833)	2.94
+1%	548,833	(18,898)	3.15	599,244	(19,655)	2.97
0	567,731		3.31	618,899		3.20
-1%	587,471	19,740	3.36	639,729	20,830	3.26
-2%	608,323	40,592	3.46	661,713	42,814	3.37

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

      (b) Reports on Form 8-K.

      There were no Reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

/s/ FRANK H. FREUND

Frank H. Freund
Executive Vice President, Treasurer,
Chief Financial Officer and
principal accounting officer
American Physicians Capital, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.