Form 10-Q
period 2003-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2003-08-14
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

YES  ☒       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 11, 2003 was 8,705,588.

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-3.2 Bylaws
EX-4.1 Indenture - Deferrable Interest Debentures
EX-4.2 Indenture - Debt Securities
EX-10.1 Amended And Restated Declaration Of Trust
EX-10.2 Amended and Restated Declaration of Trust
EX-10.3 Placement Agreement
EX-10.4 Placement Agreement
EX-10.5 Guarantee Agreement
EX-10.6 Guarantee Agreement
EX-10.7 Executive Employment Agreement
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$592,303	$618,899
Equity securities, at fair value	2,992	44
Other investments	30,815	30,788

Total investments	626,110	649,731
Cash and cash equivalents	206,672	151,825
Premiums receivable	53,656	62,531
Reinsurance recoverable	107,813	98,128
Federal income tax recoverable	1,692	1,100
Deferred federal income taxes	36,727	42,542
Property and equipment, net of accumulated depreciation	14,792	14,352
Intangible assets	434	—
Other assets	35,331	38,709

Total assets	$1,083,227	$1,058,918

Liabilities
Unpaid losses and loss adjustment expenses	$632,488	$637,494
Unearned premiums	88,742	103,420
Mandatorily redeemable trust preferred securities	30,000	—
Note payable, officer	5,752	6,567
Other liabilities	36,917	31,148

Total liabilities	793,899	778,629

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,706,173 and 8,695,452 shares outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	92,216	92,148
Retained earnings	164,305	164,183
Unearned stock compensation	(528)	(678)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	33,335	24,636

Total shareholders’ equity	289,328	280,289

Total liabilities and shareholders’ equity	$1,083,227	$1,058,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net premiums written	$44,994	$51,002	$99,831	$113,379
Change in net unearned premiums	9,502	4,620	13,101	(3,830)

Net premiums earned	54,496	55,622	112,932	109,549
Investment income	10,424	11,851	20,809	22,687
Net realized gains (losses)	1,151	(2)	1,148	(288)
Other income	196	128	357	262

Total revenues and other income	66,267	67,599	135,246	132,210

Losses and loss adjustment expenses	51,030	58,369	107,012	115,533
Underwriting expenses	11,820	11,886	25,107	23,361
Investment expenses	598	1,009	1,149	1,920
Interest expense	278	93	373	183
Amortization expense	95	—	139	—
General and administrative expenses	743	436	1,278	836

Total expenses	64,564	71,793	135,058	141,833

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	1,703	(4,194)	188	(9,623)
Federal income tax expense (benefit)	596	(1,475)	66	(3,373)

Income (loss) before cumulative effect of a change in accounting principle	1,107	(2,719)	122	(6,250)
Cumulative effect of a change in accounting principle	—	—	—	(9,079)

Net income (loss)	$1,107	$(2,719)	$122	$(15,329)

Income (loss) before cumulative effect of a change in accounting principle — per common share
Basic	$0.13	$(0.28)	$0.01	$(0.63)
Diluted	$0.12	$(0.28)	$0.01	$(0.63)
Cumulative effect of a change in accounting principle — per common share
Basic	$—	$—	$—	$(0.92)
Diluted	$—	$—	$—	$(0.92)
Net income (loss) — per common share
Basic	$0.13	$(0.28)	$0.01	$(1.55)
Diluted	$0.12	$(0.28)	$0.01	$(1.55)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Net income (loss)	$1,107	$(2,719)	$122	$(15,329)
Other comprehensive income (loss):
Unrealized appreciation on investment securities arising during the period, net of deferred federal income tax expense of $3,584 and $4,282, respectively, in 2003 and $7,167 and $4,569, respectively, in 2002	6,656	13,311	7,953	8,486
Less reclassification adjustment for realized (gains) losses on investment securities included in net income (loss), net of income tax (expense) benefit of ($403) and ($402), respectively, in 2003 and $1 and ($2), respectively, in 2002	(748)	1	(746)	(3)

Other comprehensive income	7,404	13,310	8,699	8,489

Comprehensive income (loss)	$8,511	$10,591	$8,821	$(6,840)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$122	$(15,329)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,559	1,300
Net realized (gains) losses	(1,148)	288
Change in fair value of derivatives instruments	(400)	—
Change in deferred federal income taxes	1,050	2,393
Goodwill impairment	—	13,968
Change in unpaid loss and loss adjustment expenses	(5,006)	19,987
Change in unearned premiums	(14,678)	4,848
Changes in other assets and liabilities	8,079	(10,824)

Net cash (used in) provided by operating activities	(9,422)	16,631

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(46,667)	(79,003)
Available-for-sale — equity securities	(2,948)	—
Leasehold improvements	(361)	—
Property and equipment	(1,400)	(562)
Sales and maturities
Available-for-sale — fixed maturities	87,480	13,238
Other	3	—

Net cash provided by (used in) investing activities	36,107	(66,327)

Cash flows from financing activities
Common stock repurchased	—	(10,837)
Principal payment on note payable	(1,000)	(1,000)
Proceeds from issuance of mandatorily redeemable trust preferred securities, net of expenses	29,094
Proceeds from stock options exercised	68	176
Other sources	—	138

Net cash provided by (used in) financing activities	28,162	(11,523)

Net increase (decrease) in cash and cash equivalents	54,847	(61,219)
Cash and cash equivalents, beginning of period	151,825	106,444

Cash and cash equivalents, end of period	$206,672	$45,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, together referred to in this report as the “Company.” All significant intercompany accounts and transactions are eliminated in consolidation.

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the losses and loss adjustment expense reserves, investments, taxes, reinsurance, the reserve for extended reporting period claims and derivative financial instruments. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

      Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

Stock-based Compensation

      The Company uses the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure alternative of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the pro forma effects on operating results as if the Company had elected the fair value approach to account for its stock-based employee compensation plans.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows for the three months and six months ended June 30, 2003 and 2002:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$1,107	$(2,719)	$122	$(15,329)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	75	77	150	152
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(349)	(539)	(698)	(1,053)

Pro forma net income (loss)	$833	$(3,181)	$(426)	$(16,230)

Basic income (loss) per share
As reported	$0.13	$(0.28)	$0.01	$(1.55)
Pro forma	$0.10	$(0.33)	$(0.05)	$(1.64)
Diluted income (loss) per share
As reported	$0.12	$(0.28)	$0.01	$(1.55)
Pro forma	$0.09	$(0.33)	$(0.05)	$(1.64)

      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

      There were no options granted during the three months ended June 30, 2003. During the six months ended June 30, 2003, there were 5,000 options granted.

Derivative Financial Instruments

      During the second quarter of 2003, the Company has purchased interest-only certificates, which may not allow for the recovery of substantially all of its investment. These certificates pay a variable rate of interest that is inversely related to the London Interbank Offered Rate (“LIBOR”). The Company has determined that these certificates contain an embedded derivative instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      All interest-only certificates with an inverse floating rate of interest are carried on the balance sheet at fair value as a fixed maturity security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company does not feel that it can reliably identify and separately measure the embedded derivative instrument. Any changes in the fair value of the certificates, based on quoted market prices, are recorded in current period earnings as investment income.

      At June 30, 2003 the Company had such certificates with a fair value of approximately $7.7 million. The fair value of these certificates increased approximately $400,000 during the three months and six months ended June 30, 2003.

      The Company uses these certificates as a part of its overall interest rate risk-management strategy related to its investment portfolio.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Income (Loss) Per Share

      Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three months and six months ended June 30, 2003 were 8,599,392 and 8,596,995, respectively, and 9,712,499 and 9,870,303, respectively, for the three months and six months ended June 30, 2002. Diluted weighted average shares outstanding were 8,972,313 and 8,909,701, respectively, for the three months and six months ended June 30, 2003. As the Company was in a net loss position for the three months and six months ended June 30, 2002, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive.

      The following table sets forth the computation of basic and diluted income (loss) per common share:

	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1,107	$(2,719)	$122	$(6,250)
Cumulative effect of a change in accounting principle	—	—	—	(9,079)

Net income (loss)	$1,107	$(2,719)	$122	$(15,329)

Denominator:
Denominator for basic loss per common share — weighted average shares outstanding	8,599	9,712	8,597	9,870
Effect of dilutive stock options and awards	373	—	313	—

Denominator for diluted loss per common share — adjusted weighted average shares outstanding	8,972	9,712	8,910	9,870

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

	June 30,	December 31,
	2003	2002

	(In thousands)
Total assets:
Medical professional liability	$874,998	$859,804
Workers’ compensation	140,289	153,612
Health	12,762	19,003
Personal and commercial	3,916	4,089
Corporate and other	51,262	22,410

Total	$1,083,227	$1,058,918

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Total revenue:
Medical professional liability	$48,132	$45,222	$96,404	$86,423
Workers’ compensation	12,521	17,581	26,396	34,528
Health	5,637	5,856	12,349	11,672
Personal and commercial	(70)	(907)	(219)	(925)
Corporate and other	47	(153)	316	512

Total	$66,267	$67,599	$135,246	$132,210

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle:
Medical professional liability	$2,947	$(2,658)	$1,658	$(8,583)
Workers’ compensation	983	478	1,235	2,135
Health	(714)	(361)	(510)	(1,547)
Personal and commercial	(608)	(1,070)	(1,010)	(1,253)
Corporate and other	(905)	(583)	(1,185)	(375)

Total	$1,703	$(4,194)	$188	$(9,623)

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Mandatorily Redeemable Trust Preferred Securities

      In May 2003, subsidiary trusts of the Company issued, in two separate issues of $15 million each, mandatorily redeemable trust preferred securities (“TPS”) to, in each case, a trust formed by an institutional investor. The Company’s trusts received a total of $29.1 million in net proceeds, after the deduction of a total of approximately $906,000 of commissions paid to the placement agents in the transactions. These costs have been capitalized and are included in other assets on the balance sheet. Issuance costs will be amortized over five years as a component of amortization expense. The Company estimates that the fair value of the TPS issued approximates the gross proceeds of cash received at the time of issuance. The TPS have financial terms similar to those of the floating rate junior subordinated deferrable interest debentures (the “Debentures”) discussed below.

      The Company formed American Physicians Capital Statutory Trust I and APCapital Trust II (the “Trusts”) for the purpose of issuing the TPS. The gross proceeds from issuance were used to purchase the Debentures issued by APCapital. The Debentures are the sole assets of the Trusts. The Debentures mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first issuance, and plus 4.20% for the second issuance, payable quarterly beginning in August 2003. The interest rate is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 12.50%. The initial interest rates of 5.41% (Trust I issuance) and 5.48% (Trust II issuance) resulted in interest expense of approximately $188,000 for the three months and six months ended June 30, 2003. At June 30, 2003, accrued interest payable was approximately $188,000. The Debentures are callable by APCapital at par beginning in May 2008.

      The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. The Debentures, and related investment in the Trusts, have been eliminated in consolidation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that any forward-looking statements we have made are reasonable, actual results could differ materially since these statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission. See, for example, the disclosures in “Item 1 — Business — Uncertainties Relating to Forward-Looking Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports filed by the Company with the Securities and Exchange Commission (“SEC”).

      In addition to those factors previously detailed and stated elsewhere in this report, the Company has identified the following risks and uncertainties that could cause our future actual results to differ materially from our current expectations.

•	The continued adverse development related to the run-off of our personal and commercial business could result in additional unanticipated losses.

•	We may be unable to collect the full amount of reinsurance recoverable, which could result in a future charge to income, from Gerling Global, a significant reinsurer, if their cash flow or surplus levels are inadequate to make claim payments.

•	If the Company is unable to generate sufficient taxable income in the future, we may not be able to realize some or all of our deferred tax assets.

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

Non GAAP and Other Financial Measures

      In the analysis of our operating results that follows, we refer to various financial ratios and other measures that management uses to analyze and compare the underwriting results of our insurance operations. These ratios are calculated on a GAAP basis and include:

•	Loss ratio — This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The lower the percentage, the more profitable our insurance business is, all other things being equal.

•	Underwriting expense ratio — This ratio compares our expenses to obtain new business and renew existing business, plus normal operating expenses, to our net premiums earned. The ratio is used to measure how efficient we are at obtaining business and operating the insurance segments. The lower the percentage, the more efficient we are, all else being equal. Sometimes, however, a higher underwriting expense ratio can result in better business and improve our loss ratio, and overall profitability.

•	Combined ratio — This ratio equals the sum of our loss ratio and underwriting expense ratio. The lower the percentage, the more profitable our insurance business is. This ratio excludes the effects of investment income.

•	Underwriting gain (loss) — This measure equals the net premiums earned less loss and loss adjustment expenses as well as underwriting expenses. It is another measure of the underwriting performance of our various insurance segments.

      In addition to our reported GAAP loss ratios, we also report accident year loss ratios. The accident year loss ratio is computed by taking total incurred loss and loss adjustment expenses, less any development on prior year loss reserves, divided by net premiums earned. We believe this ratio is useful in evaluating our current underwriting performance, as it focuses on the relationships between current premiums earned and current losses. Considerable variability is inherent in the establishment of loss reserves related to the current accident year. While management believes that its estimate is reasonable, there can be no assurance that these loss reserves will develop as expected. Our method of calculating accident year loss ratios may differ from those used by other companies and, therefore, comparability may be limited.

Results of Operations — Three Months and Six Months Ended June 30, 2003, Compared to Three Months and Six Months Ended June 30, 2002

          Medical Professional Liability Insurance Operations

      The following table sets forth the operating results of our medical professional liability insurance operations for the three-month and six-month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,				Six Months Ended June 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Direct premiums written:
Ohio	$8,323	$7,099	$1,224	17.2%	$16,228	$16,119	$109	0.7%
Illinois	7,908	7,011	897	12.8%	20,838	14,027	6,811	48.6%
Michigan	7,339	8,847	(1,508)	-17.0%	15,781	16,457	(676)	-4.1%
New Mexico	3,212	1,542	1,670	108.3%	7,025	4,045	2,980	73.7%
Kentucky	1,798	(159)	1,957	1230.8%	10,013	10,013	—	0.0%
Nevada	1,374	1,074	300	27.9%	2,418	2,014	404	20.1%
Florida	901	4,555	(3,654)	-80.2%	4,376	11,898	(7,522)	-63.2%
Other	226	599	(373)	-62.3%	1,993	1,402	591	42.2%

Total	$31,081	$30,568	$513	1.7%	$78,672	$75,975	$2,697	3.5%

Net premiums written	$26,615	$27,002	$(387)	-1.4%	$66,734	$65,570	$1,164	1.8%

Net premiums earned	$38,375	$35,024	$3,351	9.6%	$77,860	$67,975	$9,885	14.5%
Incurred loss and loss adjustment expenses:
Current accident year losses	37,233	39,321	(2,088)	-5.3%	77,419	77,795	(376)	-0.5%
Prior year losses	250	1,000	(750)	-75.0%	1,250	2,500	(1,250)	-50.0%

Total	37,483	40,321	(2,838)	-7.0%	78,669	80,295	(1,626)	-2.0%
Underwriting expenses	7,076	6,672	404	6.1%	14,892	13,067	1,825	14.0%

Underwriting loss	$(6,184)	$(11,969)	$5,785	-48.3%	$(15,701)	$(25,387)	$9,686	-38.2%

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	$2,947	$(2,658)	$5,605	210.9%	$1,658	$(8,583)	$10,241	119.3%

Loss ratio:
Accident year	97.0%	112.3%	-15.3%		99.4%	114.4%	-15.0%
Prior years	0.7%	2.9%	-2.2%		1.6%	3.7%	-2.1%

Calendar year	97.7%	115.1%	-17.4%		101.0%	118.1%	-17.1%
Underwriting expense ratio	18.4%	19.0%	-0.6%		19.1%	19.2%	-0.1%
Combined ratio	116.1%	134.1%	-18.0%		120.1%	137.3%	-17.2%

      The increases in direct premiums written were primarily the result of rate increases in all markets, partially offset by a decrease in the number of policies in-force due to the exit of our Florida market, as described below.

      We believe that the current pricing environment for medical professional liability insurance is favorable. We expect medical professional liability direct premiums written to increase moderately in the future as the Company is granted additional rate increases by regulatory authorities. However, this growth may be limited by the Company’s ability to allocate appropriate levels of statutory capital and surplus to the medical professional liability segment. The Company is continually seeking regulatory approval of additional rate increases.

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

      In March 2003, the Company invested $2.5 million, for a 49% ownership stake, in a new insurance company, Physicians Insurance Company (“PIC”), managed by the management of the Company’s third-party administrator who underwrites its Florida extended reporting coverage. This new insurance company is seeking to write as many of the tail policies as its capital and surplus levels will permit, thereby limiting the Company’s direct exposure to future losses associated with underwriting Florida medical professional liability extended reporting period coverages. During the three months and six months ended June 30, 2003, the Company, on a direct basis, wrote $901,000 and $4.4 million, respectively, in Florida. This compares with planned writings of $2.7 million and $8.6 million, respectively. The decrease in actual verses planned writings is in large part due to the policies being written by PIC.

      The Company has lent to the President of PIC $1 million to enable him to complete the acquisition of the remaining 51% of outstanding shares of PIC’s common stock. At June 30, 2003, approximately $700,000 of this loan remained outstanding; however, subsequent to the balance sheet date, the balance was paid in its entirety.

      The increases in net premiums earned were greater than the increases in direct premiums written, as direct premiums written in 2002 in markets that have been exited continue to be earned in 2003.

      The decreases in the loss ratios, on both a calendar year and accident year basis, were the result of the Company’s exit from the Florida market and the discontinuance of occurrence products in the Ohio market, as well as enhanced claims management and underwriting practices.

      Prior accident year loss and loss adjustment expense reserves developed unfavorably in the second quarter of 2003 by approximately $250,000. For the six months ended June 30, 2003, prior year loss and loss adjustment expense reserves developed unfavorably by $1.3 million. This unfavorable development primarily relates to accident years 1999 through 2001 in the Company’s Ohio occurrence market. Claims on occurrence business tend to take longer to be reported than on claims-made medical professional liability policies. In 1999, Ohio was a relatively new market for the Company. The Company’s lack of previous exposure to this market, together with the extended reporting period on the Ohio occurrence business, made it difficult for the Company to estimate incurred but not reported claims. Prior year development for the three months and six months ended June 30, 2002 was unfavorable in the amounts of $1.0 million and $2.5 million, respectively. The unfavorable prior year development in 2002 occurred primarily in the Company’s Ohio occurrence and Florida markets, both of which the Company began to exit in 2002.

      The decrease in the underwriting expense ratio for the three months ended June 30, 2003 compared to the same period of 2002 was primarily due to the timing of certain salary and other employee benefit costs in 2003, combined with the increase in net premiums earned.

Workers’ Compensation Insurance Operations

      The following table sets forth the results of operations of our workers’ compensation insurance operations for the three-month and six-month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,				Six Months Ended June 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Direct premiums written:
Minnesota	$4,578	$10,020	$(5,442)	-54.3%	$8,321	$20,139	$(11,818)	-58.7%
Michigan	3,480	3,424	56	1.6%	5,156	6,431	(1,275)	-19.8%
Illinois	2,385	3,058	(673)	-22.0%	3,432	4,543	(1,111)	-24.5%
Indiana	1,609	1,962	(353)	-18.0%	2,174	3,372	(1,198)	-35.5%
Wisconsin	879	146	733	502.1%	860	249	611	245.4%
Iowa	(5)	670	(675)	-100.7%	85	1,033	(948)	-91.8%
Kentucky	(112)	680	(792)	-116.5%	(24)	3,138	(3,162)	-100.8%
Other	128	170	(42)	-24.7%	164	494	(330)	-66.8%

Total	$12,942	$20,130	$(7,188)	-35.7%	$20,168	$39,399	$(19,231)	-48.8%

Net premiums written	$13,043	$18,912	$(5,869)	-31.0%	$21,348	$37,038	$(15,690)	-42.4%

Net premiums earned	$10,785	$15,510	$(4,725)	-30.5%	$23,323	$30,803	$(7,480)	-24.3%
Incurred loss and loss adjustment expenses:
Current accident year losses	8,407	13,535	(5,128)	-37.9%	18,452	25,775	(7,323)	-28.4%
Prior year losses	(600)	(500)	(100)	20.0%	(1,400)	(1,500)	100	-6.7%

Total	7,807	13,035	(5,228)	-40.1%	17,052	24,275	(7,223)	-29.8%
Underwriting expenses	3,620	3,876	(256)	-6.6%	7,903	7,762	141	1.8%

Underwriting loss	$(642)	$(1,401)	$759	-54.2%	$(1,632)	$(1,234)	$(398)	32.3%

Income before federal income taxes and cumulative effect of a change in accounting principle	$983	$478	$505	105.6%	$1,235	$2,135	$(900)	-42.2%

Loss ratio:
Accident year	78.0%	87.3%	-9.3%		79.1%	83.7%	-4.6%
Prior years	-5.6%	-3.2%	-2.4%		-6.0%	-4.9%	-1.1%

Calendar year	72.4%	84.0%	-11.6%		73.1%	78.8%	-5.7%
Underwriting expense ratio	33.6%	25.0%	8.6%		33.9%	25.2%	8.7%
Combined ratio	106.0%	109.0%	-3.0%		107.0%	104.0%	3.0%

      Beginning in June 2002, the Company filled several executive and management positions with the intent to improve the overall performance of this segment. Our plan was to upgrade management expertise, re-underwrite and restructure the book of business, and position this segment for growth.

      As a result of our re-underwriting and restructuring efforts, direct premiums written have decreased as the Company began to exit the Kentucky market and certain other higher-risk construction policies were non-renewed in all markets. We expect direct premiums written in 2003 to remain below those written in 2002 as we complete the restructuring.

      The decreases in net premiums earned were not as great as the decreases in direct premiums written as premiums written in 2002 in markets and on products discontinued, continue to be earned in 2003.

      The restructuring of this book of business, described above, combined with rate increases and improved claims management, have translated into lower calendar year and accident year loss ratios for the three months and six months ended June 30, 2003 compared to the same periods of 2002.

      Prior year loss and loss adjustment expense reserves developed favorably by $600,000 and $1.4 million, respectively, during the three months and six months ended June 30, 2003. This prior year favorable development was related primarily to the Company’s Minnesota market, and was the result of losses on prior accident years settling for less than originally anticipated. Favorable development on prior year loss and loss adjustment expense reserves was $500,000 and $1.5 million, respectively, for the three months and six months ended June 30, 2002.

      During 2003, the workers’ compensation market has remained very competitive and new business growth has not been as great as anticipated. In addition, anticipated favorable conditions in the medical professional liability segment have diverted many of the Company’s resources to that segment. As a result, the Company has altered its strategy in the workers’ compensation segment and now anticipates only moderate new business growth. In addition, the Company is currently analyzing its long-term strategy as it relates to this segment.

      As a result of our change in direction for this segment, there have been several departures among the senior management team of this line. Salary and severance costs related to these individuals during the first half of 2003, combined with the decreases in net premiums earned, were the primary reasons for the increases in the underwriting expense ratios during the three and six month periods ending June 30, 2003. Management expects the underwriting ratio to ultimately return to approximately the 2002 level.

     Health Insurance Operations

      The following table sets forth the results of operations of our health insurance operations for the three-month and six-month periods ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Direct premiums written	$5,741	$5,817	$(76)	-1.3%	$12,582	$11,345	$1,237	10.9%

Net premiums written	$5,463	$5,678	$(215)	-3.8%	$11,988	$11,361	$627	5.5%

Net premiums earned	$5,463	$5,678	$(215)	-3.8%	$11,988	$11,361	$627	5.5%
Incurred loss and loss adjustment expenses:
Current accident year losses	5,347	4,861	486	10.0%	11,208	10,657	551	5.2%
Prior year losses	—	—	—	0.0%	(468)	—	—	0.0%

Total	5,347	4,861	486	10.0%	10,740	10,657	83	0.8%
Underwriting expenses	995	1,341	(346)	-25.8%	2,099	2,535	(436)	-17.2%

Underwriting loss	$(879)	$(524)	$(355)	67.7%	$(851)	$(1,831)	$980	-53.5%

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	$(714)	$(361)	$(353)	97.8%	$(510)	$(1,547)	$1,037	-67.0%

Loss ratio:
Accident year	97.9%	85.6%	12.3%		93.5%	93.8%	-0.3%
Prior years	0.0%	0.0%	0.0%		-3.9%	0.0%	-3.9%

Calendar year	97.9%	85.6%	12.3%		89.6%	93.8%	-4.2%
Underwriting expense ratio	18.2%	23.6%	-5.4%		17.5%	22.3%	-4.8%
Combined ratio	116.1%	109.2%	6.9%		107.1%	116.1%	-9.0%

      All health direct premiums written are related to our involvement with a single preferred provider organization located in western Michigan. This coverage is provided as part of our long-term strategic relationship with the physician organization that sponsors this plan. The decrease in direct premiums written for the three months ended June 30, 2003 compared to the same period of 2002 was a result of a decrease in the number of covered lives. The increase in direct premiums written for the six months ended June 30, 2003 compared to the same period of 2002 was the result of rate increases, partially offset by a decrease in the number of covered lives. The number of covered lives has been decreasing as we tighten our underwriting standards. The following table shows the number of covered lives and the per-member-per-month (“PMPM”) premium at June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002.

	Covered	PMPM
	Lives	Premium

		(actual dollars)
Month Ended:
June 30, 2003	8,494	$210
March 31, 2003	10,438	$208
December 31, 2002	12,898	$188
June 30, 2002	11,653	$169
Change:
June 2003 vs. March 2003	(1,944)	$2
June 2003 vs. December 2002	(4,404)	$22
June 2003 vs. June 2002	(3,159)	$41

      The increase in net premiums earned for the three months and six months ended June 30, 2003 compared to the same period of 2002 was less than the increase in direct premiums written for the six months ended June 30, 2003, due to a change in our reinsurance that resulted in additional ceded premiums.

      The increase in the loss ratio for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was the result of several large medical claims filed in the second quarter of 2003. The decrease in the loss ratio for the six months ended June 30, 2003 compared to the same period of 2002 was primarily the result of favorable development on prior year loss and loss adjustment expense reserves of $468,000 during the first quarter of 2003. The favorable development on prior year loss and loss adjustment expense reserves was the result of re-underwriting efforts in 2002.

      The decreases in the underwriting ratio were primarily due to the reduction of certain corporate overhead expenses related to the health insurance segment.

          Personal and Commercial Lines Insurance Operations

      The Company’s personal and commercial insurance product segment experienced a loss before federal income taxes and cumulative effect of a change in accounting principle of $608,000 and $1.0 million, respectively, for the three months and six months ended June 30, 2003. For the three months and six months ended June 30, 2002, the personal and commercial line of business generated a loss before federal income taxes and cumulative effect of a change in accounting principle of $1.1 million and $1.3 million, respectively. Loss before federal income taxes and cumulative effect of a change in accounting principles is closely related to the underwriting loss of the segment as the investment income and other expenses allocated to this segment are minimal. In the first six months of 2002, however, this segment recorded a realized loss of $293,000 related to the write-off of software that had previously been used to administer policies for this segment.

      The 2003 underwriting losses were the result of ceded premium adjustments of $127,000 and $239,000 during the three months and six months, respectively, ended June 30, 2003, compared to adjustments of $0 and $590,000, respectively, during the same periods of 2002. Loss and loss adjustment expense reserves continue to develop unfavorably in the amount of $349,000 for the three months ended June 30, 2003 and $551,000 for the six months ended June 30, 2003, as compared to $152,000 and $306,000 for the same periods of 2002. In addition, through June 30, 2003, the Company has paid approximately $100,000 for third-party administrative service related to one of its alternative-risk transfer programs that is in run-off, as well as guarantee fund assessments of approximately $112,000. There were no underwriting or other fees during the first six months of 2002.

      In the second quarter of 2003, we engaged a personal and commercial claims specialist to help the Company bring the personal and commercial business to closure. We anticipate that all outstanding personal and commercial claims will settle by year end 2003. This segment, however, will continue to generate income (loss) in the second half of 2003, and potentially beyond, due to the development of unpaid loss and loss adjustment expenses.

          Corporate and Other

      For this segment, loss before federal income taxes and cumulative effect of a change in accounting principle for the three months ended June 30, 2003 was $905,000 compared to $583,000 for the same period of 2002. The increase was primarily attributable to a $307,000 increase in general and administrative expenses allocated to this segment and an increase in interest expense as a result of the issuance of TPS discussed in Note 5 of the Condensed Consolidated Financial Statements. The increase in the loss was partially offset by an increase in other income.

      The increase in the loss before federal income taxes and cumulative effect of a change in accounting principle for the six months ended June 30, 2003 to $1.2 million from $385,000 for the same period of 2002, is again attributable to a $442,000 increase in general and administrative expenses for the same periods, as well as a decrease in investment income related to this segment. In the first quarter of 2002, APCapital had a portion of its assets invested in long-term bonds that generated significantly more interest than the short-term holdings of this segment in 2003.

          Consolidated Results of Operations

      The following table sets forth our results of operations on a consolidated basis. The discussion that follows should be read in connection with the Condensed Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$38,375	$35,024	$3,351	9.6%	$77,860	$67,975	$9,885	14.5%
Workers’ compensation	10,785	15,510	(4,725)	-30.5%	23,323	30,803	(7,480)	-24.3%
Health	5,463	5,678	(215)	-3.8%	11,988	11,361	627	5.5%
Personal and commercial	(127)	(590)	463	-78.5%	(239)	(590)	351	-59.5%

Total net premiums earned	54,496	55,622	(1,126)	-2.0%	112,932	109,549	3,383	3.1%

Investment income	10,424	11,851	(1,427)	-12.0%	20,809	22,687	(1,878)	-8.3%
Net realized gains (losses)	1,151	(2)	1,153	57650.0%	1,148	(288)	1,436	498.6%
Other income	196	128	68	53.1%	357	262	95	36.3%

Total revenues and other income	66,267	67,599	(1,332)	-2.0%	135,246	132,210	3,036	2.3%

Losses and loss adjustment expenses	51,030	58,369	(7,339)	-12.6%	107,012	115,533	(8,521)	-7.4%
Underwriting expenses	11,820	11,886	(66)	-0.6%	25,107	23,361	1,746	7.5%
Investment expenses	598	1,009	(411)	-40.7%	1,149	1,920	(771)	-40.2%
Interest expense	278	93	185	198.9%	373	183	190	103.8%
Amortization expense	95	—	95		139	—	139
General and administrative expenses	743	436	307	70.4%	1,278	836	442	52.9%

Total expenses	64,564	71,793	(7,229)	-10.1%	135,058	141,833	(6,775)	-4.8%

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	1,703	(4,194)	5,897	140.6%	188	(9,623)	9,811	102.0%
Federal income tax expense (benefit)	596	(1,475)	2,071	140.4%	66	(3,373)	3,439	102.0%

Income (loss) before cumulative effect of a change in accounting principle	1,107	(2,719)	3,826	140.7%	122	(6,250)	6,372	102.0%
Cumulative effect of a change in accounting principle	—	—	—		—	(9,079)	9,079	100.0%

Net income (loss)	$1,107	$(2,719)	$3,826	140.7%	$122	$(15,329)	$15,451	100.8%

Loss ratio	93.6%	104.9%	-11.3%		94.8%	105.5%	-10.7%
Underwriting ratio	21.7%	21.4%	0.3%		22.2%	21.3%	0.9%
Combined ratio	115.3%	126.3%	-11.0%		117.0%	126.8%	-9.8%

      Net premiums earned for the three months ended June 30, 2003 decreased $1.1 million, or 2.0% compared to the same period of 2002. This decrease was primarily the result of the exit of our Florida medical professional liability market and the restructuring of our workers’ compensation book of business, partially offset by rate increases. For the six months ended June 30, 2003, net premiums earned increased $3.4 million, or 3.1% compared to the same period of 2002. This increase was primarily the result of rate increases, partially offset by the items mentioned above.

      The decrease in investment income was the result of the Company’s unusually large cash position during the first half of 2003 and lower short-term interest rates compared to the same period of 2002. We delayed investing a portion of the cash flow generated during the first half of 2003 due to the very low interest rate environment and our reluctance to lock-in longer-term interest rates at prevailing levels. The average yield on the Company’s cash and cash equivalents was approximately 1% during the six months ended June 30, 2003, which reduced the Company’s average yield on its investment portfolio to 5.46% for the six months ended June 30, 2003, from 6.10% for the same period of 2002. Included in investment income for the three months and six months ended June 30, 2003 is approximately $400,000 relating to the increase in the fair value of derivative instruments. See “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding derivative instruments.

      Net realized gains for the three months and six months ended June 30, 2003 include a $1.0 million charge for an “other than temporary impairment” (“OTTI”) on enhanced equipment trust certificates issued by Delta Airlines. There were no OTTI recorded during the six months ended June 30, 2002.

      Loss and loss adjustment expenses decreased primarily as a result of our exit from the Florida medical professional liability market, the discontinuance of medical professional liability occurrence policies in Ohio, the restructuring of our workers compensation book of business, enhanced claims management practices and the tightening of underwriting standards in all segments. The decreases in the loss ratios were primarily the result of rate increases implemented in each of our various insurance segments, as well as the actions described above.

      Underwriting expenses for the six months ended June 30, 2003 increased $1.7 million or 7.5% compared to the same period of 2002. The increase was primarily due to salary and other employee benefit costs associated with the new workers’ compensation management team prior to their departure, severance costs associated with these departures, and the amortization of deferred acquisition costs as acquisition costs deferred in 2002 on higher written premium volumes in that period are being expensed as the associated premiums are earned. The increases in the underwriting expense ratios were primarily the result of the items mentioned above, partially offset by rate increases.

      The decreases in investment expenses were primarily due to higher depreciation expense on several of the Company’s investment real estate properties in 2002.

      The increases in interest expense were the result of the issuance of $30 million of mandatorily redeemable trust preferred securities in May of 2003. See Note 5 of the Condensed Consolidated Financial Statements contained elsewhere in this report.

      Amortization expense in 2003 relates to a definite-lived intangible asset acquired in connection with the Company’s investment in Physicians Insurance Company, as well as capitalized debt issue costs associated with the Company’s issuance of $30 million of trust preferred securities in May 2003. The investment in Physicians Insurance Company is discussed more fully in our discussion of medical professional liability operating results contained elsewhere in this report. See Note 5 of the Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the trust preferred securities.

      The increases in the Company’s general and administrative expenses were primarily the result of a new errors and omissions liability insurance policy acquired in mid 2002 as well as increased legal, audit, and other professional fees pertaining to compliance with the new Sarbanes-Oxley legislation and related SEC rules.

      The effective tax rates were 35.0% and 35.1%, respectively, for the three months and six months ended June 30, 2003 compared to 35.2% and 35.1%, respectively, for the three months and six months ended June 30, 2002.

      The cumulative effect of a change in accounting principle recorded in 2002 was the result of the write-off of goodwill. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report for further information regarding the write-off of goodwill.

Liquidity, Capital Resources and Financial Condition

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets, reinsurance premiums and taxes.

      APCapital is a holding company whose only material assets are the capital stock of APAssurance and its other subsidiaries, and cash. APCapital’s ongoing cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable state law.

      The Company is indebted to its President and Chief Executive Officer (“CEO”) in the amount of $7.0 million (reflected on our balance sheet at its present value of $5.8 million at June 30, 2003) in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments with the final installment due April 2008. See the table at the end of this section for further information regarding the timing and amounts of these payments. The amount of the annual payments will increase or decrease by $200,000 for each corresponding half-grade level increase or decrease in the Company’s A.M. Best Company, Inc. rating. Certain events, such as the termination, death or disability of the President and CEO, or a change in control of the Company, could accelerate these payments.

      In May 2003, the Company issued trust preferred securities totaling $30 million. The trust preferred securities were issued in two separate transactions of $15 million each to unrelated investors. These securities bear interest at a variable rate based on LIBOR, payable quarterly, and must be redeemed in a lump sum in 30 years. See Note 5 of the Condensed Consolidated Financial Statements, contained elsewhere in this report, for a description of the trust preferred securities and the transactions in which they were issued.

      At December 31, 2002, the Company had planned expenditures of approximately $3.4 million related to various information technology initiatives. At June 30, 2003, approximately half of these expenditures half been completed.

      The Company’s net cash flow used in operations was approximately $10.3 million for the six months ended June 30, 2003, compared to $16.6 million provided by operations for the six months ended June 30, 2002. The decrease in cash provided by operations was primarily the result of the decrease in net premiums written to $99.8 million for the six months ended June 30, 2003, from $113.4 million for the six months ended June 30, 2002.

      At June 30, 2003, the Company had $206.7 million of cash available and an investment portfolio of $626.1 million. The portfolio includes $21.1 million of bonds maturing in the next year. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of June 30, 2003, $399.7 million of bonds mature in the next one to five years and $140.2 million mature in the next six to ten years. In addition, the Company has $20.1 million of mortgage-backed securities that provide periodic principal repayments.

      Premiums receivable decreased $8.9 million, or 14.2%, to $53.7 million at June 30, 2003, compared to $62.5 million at December 31, 2002. Premiums receivable represent premiums written, but not yet collected. Because many of our products have payment options that may allow the insured to pay their premium over a period of up to nine months, when comparing the June 30, 2003 and December 31, 2002 premiums receivable balances, it is most useful to look at the direct premiums written for the three quarters immediately preceding the balance sheet date. Direct premiums written during the three quarters preceding June 30, 2003, were $166.8 million compared to direct premiums written during the three quarters preceding December 31, 2002 of $195.7 million. This decrease in direct premiums written of $28.9 million, or 14.8%, was the primary reason for the decrease in the premium receivable balance from December 31, 2002 to June 30, 2003.

      Reinsurance recoverable increased $9.7 million to $107.8 million at June 30, 2003, compared to $98.1 million at December 31, 2002. The increase was primarily the result of higher medical professional liability case reserves as the claims staff for that segment continues to enhance its claims handling process. We have a net reinsurance recoverable from Gerling Global (“Gerling”) of approximately $10 million at June 30, 2003. In 2002, Gerling’s parent company put Gerling’s United States subsidiary into run off resulting in a series of A.M. Best rating downgrades for Gerling. We have discussed the possibility of a settlement with Gerling; however, their offer was approximately one half, or $5 million, of our net recoverable balance. We continue to believe that Gerling has adequate surplus and cash flow to satisfy its obligations to us and we have not experienced any difficulties in collecting amounts due from Gerling; however, there can be no assurance that amounts currently recoverable from Gerling will ultimately be collected. Because the Company has not experienced any difficulties in collecting amounts from Gerling, and in light of Gerling’s current surplus levels and cash flows, we determined not to accept the settlement offer because we do not believe that it is in the Company’s best long-term economic interest to accept the commutation settlement proposed by Gerling. We will continue to monitor Gerling’s financial strength and liquidity and may pursue a settlement in the future if circumstances change.

      Deferred federal income taxes decreased $5.8 million to $36.7 million at June 30, 2003 compared to December 31, 2002. The decrease in the deferred federal income tax asset was primarily the result of the tax effect of the increase in the unrealized appreciation on investment securities during the period. Our deferred federal income taxes primarily relate to deductible temporary differences (“DTD’s”) for unpaid loss and loss adjustment expense reserves and unearned premiums, as well as minimum tax credit carryforwards. Most of these DTD’s reverse in the next three years. While the Company has experienced substantial losses over the last three years, we believe that these DTD’s will more likely than not be realized as premium rate increases and other underwriting actions taken by management are expected to generate taxable income in those years.

      Loss and loss adjustment expense reserves decreased $5.0 million, or 0.8% to $632.5 million at June 30, 2003, from $637.5 million at December 31, 2002. This decrease was due to decreased exposure, primarily in the workers compensation line of business and our Florida medical professional liability market.

      The unearned premium reserve decreased $14.7 million, or 14.2%, to $88.7 million at June 30, 2003, as compared to $103.4 million at December 31, 2002. The decrease was primarily attributable to the decrease in workers’ compensation direct premiums written.

      The Company’s total shareholder’s equity increased $9.0 million to $289.3 million at June 30, 2003 compared to December 31, 2002. This increase was almost entirely related to net unrealized appreciation on our investment securities. The market value of our fixed income security portfolio is inversely related to interest rates. Therefore, as interest rates have declined, the market value of the Company’s fixed income security portfolio has increased. Net unrealized appreciation, net of deferred federal income taxes, on the Company’s investments was $33.3 million at June 30, 2003, an increase of $8.7 million compared to December 31, 2002.

      In March, July and November 2001, May 2002, and twice in August 2002, APCapital’s Board of Directors authorized six separate programs to purchase 5% of its outstanding common stock, representing a total of approximately 3,115,000 shares. APCapital’s purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. During the first half of 2003, APCapital did not repurchase any shares under these authorizations. A total of 2,924,270 shares have been repurchased pursuant to these authorizations through June 30, 2003, at a cost of $52.7 million. As of June 30, 2003, the Company has approximately 191,000 shares of its August 28, 2002 stock repurchase program remaining to be purchased under the existing authorizations. There can be no assurance that the Company will repurchase the remaining shares authorized to be purchased, or that any additional repurchases will be authorized by the Company’s Board of Directors.

      Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short-term and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet our short-term liquidity needs.

      In addition to the Company’s recent issuance of trust preferred securities, the Company is contractually obligated by a note payable to an officer and long-term operating leases. The following table shows the nature and timing of the Company’s contractual obligations as of June 30, 2003.

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Note payable to officer	$7,000	$1,000	$2,500	$3,500	$—
Operating leases	6,500	1,461	1,942	1,213	1,885
Mandatorily redeemable trust preferred securities	30,000	—	—	—	30,000

Total	$43,500	$2,461	$4,442	$4,713	$31,885

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

      The policies relating to unpaid losses and loss adjustment expenses, investments, taxes, reinsurance and the reserve for extended reporting period claims are those we believe to be the most sensitive to estimates and judgments. They are more fully described in Item 7 of our most recent Annual Report on Form 10-K and in Note 1 to our consolidated financial statements contained in that report. Other than as described below, there have been no material changes to these policies during the most recent quarter or the estimates made pursuant to those policies.

      The Company has invested in mortgage-backed interest-only certificates that have been determined to include an embedded derivative financial instrument as defined by SFAS No. 133. The Company’s accounting policy for derivative financial instruments is described in Note 1 of the Condensed Consolidated Financial Statements contained elsewhere in this report.

Effects of New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has recently issued several new Statements and Interpretations. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued a number of new Statements of Position (“SOP”). None of the newly promulgated FASB Statements or Interpretations or the AICPA SOPs are expected to have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2003.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. As of June 30, 2003, the majority of our investment portfolio was invested in fixed maturity securities, which are interest-sensitive assets, and cash and cash equivalents. Accordingly, our primary market risk is exposure to changes in interest rates. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, high-yield corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      At June 30, 2003, approximately 91.6% of our fixed maturity portfolio (excluding approximately $4 million of private placement issues) was considered investment grade. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected.

      We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered to be OTTI are written down to their estimated net realizable value as of the end of the period. We utilize both quantitative and qualitative evaluation methods to evaluate the potential for OTTI. During the three months ended June 30, 2003, we recorded an impairment charge of $1.0 million on enhanced equipment trust certificates we own that were issued by Delta Airlines.

      In June 2003, the Company invested approximately $20 million in mortgage-backed securities and allocated an additional $50 million for high-yield corporate bonds and $6 million for equity investments. Through June 30, 2003, approximately $20 million of the high-yield allocation and $500,000 of the equity allocation had been invested. High-yield corporate bonds are typically not investment grade.

      Approximately $15 million of the mortgage-backed securities purchased are interest-only certificates. Unlike traditional fixed-maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. With mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generate interest for a longer period of time than originally anticipated, which in turn will increase the market value of these investments.

      In addition, approximately $8 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133. Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three months ended June 30, 2003, approximately $400,000 was included in investment income for the change in fair value of the inverse floating interest-only certificates.

Quantitative Information About Market Risk

      At June 30, 2003, our fixed income security portfolio was valued at $592.3 million and had an average modified duration of 3.24 years, compared to a portfolio valued at $618.9 million with an average modified duration of 3.20 years at December 31, 2002. The following table shows the effects of a change in interest rates on the fair value and modified duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	June 30, 2003			December 31, 2002

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$560,580	$(31,723)	3.02	$581,066	$(37,833)	2.94
+1%	576,970	(15,333)	3.03	599,244	(19,655)	2.97
0	592,303		3.24	618,899		3.20
-1%	607,520	15,217	3.31	639,729	20,830	3.26
-2%	626,521	34,218	3.42	661,713	42,814	3.37

Item 4.     Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

      (a) On May 7, 2003, the Board of Directors approved an amendment to the Company’s Bylaws. The effect of the amendment is to clarify that electronic transmittal of proxies is permissible, as provided by applicable Michigan law. The Bylaws, as amended, are attached to this Report as Exhibit 3.2.

      (c) In May 2003, subsidiary trusts of the Company issued, in two separate issues of $15 million each, mandatorily redeemable trust preferred securities (“TPS”) to, in each case, a trust formed by an institutional investor. The issuance on May 15, 2003 was to a trust formed by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. The issuance on May 22, 2003 was to a trust formed by Sandler O’Neill & Partners L.P. The Company’s trusts received a total of $29.1 million in net proceeds, after the deduction of a total of approximately $906,000 of commissions paid to the placement agents in the transactions. The proceeds of the two issuances were invested in debentures issued by the Company, as described in Note 5 of the Condensed Consolidated Financial Statements included elsewhere in this report.

      The Company’s trusts sold the TPS in non-public offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended, or alternatively, in offshore transactions pursuant to Regulation S. The Company believes these exemptions were available because, in each offering, the TPS were sold in a private transaction to a trust organized outside the United States by one or two institutional accredited investors sophisticated and experienced with investments similar to the TPS, subject to resale limitations and offering restrictions.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 7, 2003, at which the shareholders elected two directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

	Votes	Votes
Nominee	For	Withheld

Billy B. Baumann, M.D.	8,383,457	46,891
Lloyd A. Schwartz, C.P.A.	8,193,912	236,436

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

3.2	Bylaws, as amended May 7, 2003.
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated As Of May 15, 2003
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated As Of May 22, 2003
10.1	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund
10.2	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II
10.3	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.
10.4	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.
10.5	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.
10.6	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.
10.7	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K.

      The Company filed reports on Form 8-K on (1) May 9, 2003, disclosing under Items 9 and 12 that it had issued a press release announcing its financial results for the three months ended March 31, 2003 and certain other information. This Form 8-K contained summary financial information furnished in its press release. (2) May 16, 2003, disclosing under Item 5 that it had issued a press release announcing the completion of a trust preferred pooled transaction, and (3) May 23, 2003, disclosing under Item 5 that it had issued a press release announcing the completion of a second trust preferred pooled transaction.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
Its: President and Chief Executive Officer

By:	/s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer and
principal accounting officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.2	Bylaws, as amended May 7, 2003.
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated As Of May 15, 2003
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated As Of May 22, 2003
10.1	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund
10.2	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II
10.3	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.
10.4	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.
10.5	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.
10.6	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.
10.7	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.