Form 10-Q
period 2003-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2003-11-14
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

YES  ☒       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 10 , 2003 was 8,452,228.

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO & CFO

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$686,012	$618,899
Equity securities, at fair value	8,764	44
Other investments	30,661	30,788

Total investments	725,437	649,731
Cash and cash equivalents	92,795	151,825
Premiums receivable	73,121	62,531
Reinsurance recoverable	110,240	98,128
Federal income tax recoverable	4,321	1,100
Deferred federal income taxes	—	42,542
Property and equipment, net of accumulated depreciation	15,040	14,352
Intangible assets	362	—
Other assets	48,059	38,709

Total assets	$1,069,375	$1,058,918

Liabilities
Unpaid losses and loss adjustment expenses	$678,136	$637,494
Unearned premiums	113,581	103,420
Long term debt	30,928	—
Note payable, officer	5,839	6,567
Other liabilities	36,536	31,148

Total liabilities	865,020	778,629

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,457,408 and 8,695,492 shares outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	85,240	92,148
Retained earnings	87,250	164,183
Unearned stock compensation	(453)	(678)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	32,318	24,636

Total shareholders’ equity	204,355	280,289

Total liabilities and shareholders’ equity	$1,069,375	$1,058,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net premiums written	$79,371	$74,944	$179,202	$188,323
Change in net unearned premiums	(22,783)	(13,523)	(9,682)	(17,353)

Net premiums earned	56,588	61,421	169,520	170,970
Investment income	11,400	11,421	32,209	34,108
Net realized gains (losses)	143	(390)	1,291	(678)
Other income	161	524	518	786

Total revenues and other income	68,292	72,976	203,538	205,186

Losses and loss adjustment expenses	96,721	62,928	203,733	178,461
Underwriting expenses	11,721	11,945	36,828	35,306
Investment expenses	934	609	2,083	2,529
Interest expense	502	95	875	278
Amortization expense	133	—	272	—
General and administrative expenses	715	395	1,993	1,231

Total expenses	110,726	75,972	245,784	217,805

Loss before federal income taxes and cumulative effect of a change in accounting principle	(42,434)	(2,996)	(42,246)	(12,619)
Federal income tax expense (benefit)	34,621	(1,048)	34,687	(4,421)

Loss before cumulative effect of a change in accounting principle	(77,055)	(1,948)	(76,933)	(8,198)
Cumulative effect of a change in accounting principle	—	—	—	(9,079)

Net loss	$(77,055)	$(1,948)	$(76,933)	$(17,277)

Loss before cumulative effect of a change in accounting principle — per common share
Basic	$(9.03)	$(0.21)	$(8.97)	$(0.85)
Diluted	$(9.03)	$(0.21)	$(8.97)	$(0.85)
Cumulative effect of a change in accounting principle — per common share
Basic	$—	$—	$—	$(0.95)
Diluted	$—	$—	$—	$(0.95)
Net loss — per common share
Basic	$(9.03)	$(0.21)	$(8.97)	$(1.80)
Diluted	$(9.03)	$(0.21)	$(8.97)	$(1.80)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Net loss	$(77,055)	$(1,948)	$(76,933)	$(17,277)
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation on investment securities arising during the period, net of deferred federal income tax (benefit) expense of $(536) and $3,746, respectively, in 2003 and $5,871 and $10,440, respectively, in 2002	(996)	10,903	6,957	19,388
Less reclassification adjustment for realized losses (gains) on investment securities included in net loss, net of income tax benefit (expense) of $11 and $(391), respectively, in 2003 and $137 and $135, respectively, in 2002	21	254	(725)	250

Other comprehensive (loss) income	(1,017)	10,649	7,682	19,138

Comprehensive (loss) income	$(78,072)	$8,701	$(69,251)	$1,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(76,933)	$(17,277)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,790	3,011
Net realized (gains) losses	(1,291)	678
Change in fair value of derivatives instruments	(465)	—
Change in deferred federal income taxes	38,285	(5,085)
Loss on equity method investees	272	—
Goodwill impairment	—	13,968
Change in unpaid loss and loss adjustment expenses	40,642	31,240
Change in unearned premiums	10,161	19,454
Changes in other assets and liabilities	(24,403)	(8,759)

Net cash (used in) provided by operating activities	(8,942)	37,230

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(162,689)	(84,973)
Available-for-sale — equity securities	(10,561)	—
Other invested assets	(334)	(224)
Property and equipment	(2,141)	(1,195)
Sales and maturities
Available-for-sale — fixed maturities	100,488	37,719
Available-for-sale — equity securities	2,153	—

Net cash used in investing activities	(73,084)	(48,673)

Cash flows from financing activities
Common stock repurchased	(7,068)	(27,483)
Principal payment on note payable	(1,000)	(1,000)
Proceeds from issuance of long-term debt	30,928	—
Proceeds from stock options exercised	136	230

Net cash provided by (used in) financing activities	22,996	(28,253)

Net decrease in cash and cash equivalents	(59,030)	(39,696)
Cash and cash equivalents, beginning of period	151,825	106,444

Cash and cash equivalents, end of period	$92,795	$66,748

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The accompanying Unaudited Condensed Consolidated Financial Statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the loss and loss adjustment expense reserves, investments, taxes, reinsurance, the reserve for extended reporting period claims. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

      Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

Stock-based Compensation

      The Company uses the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure alternative of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the pro forma effects on operating results as if the Company had elected the fair value approach to account for its stock-based employee compensation plans.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss, as reported	$(77,055)	$(1,948)	$(76,933)	$(17,277)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	75	75	225	227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(349)	(537)	(1,040)	(1,729)

Pro forma net loss	$(77,329)	$(2,410)	$(77,748)	$(18,779)

Basic net loss per share
As reported	$(9.03)	$(0.21)	$(8.97)	$(1.80)
Pro forma	$(9.06)	$(0.27)	$(9.07)	$(1.96)
Diluted net loss per share(1)
As reported	$(9.03)	$(0.21)	$(8.97)	$(1.80)
Pro forma	$(9.06)	$(0.27)	$(9.07)	$(1.96)

(1)	As the Company was in a net loss position for the three months and nine months ended September 30, 2003 and 2002, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

      There were no options granted during the three months ended September 30, 2003. During the nine months ended September 30, 2003, there were 5,000 options granted.

Derivative Financial Instruments

      During the second quarter of 2003, the Company purchased interest-only certificates that may not allow for the recovery of substantially all of its investment. These certificates pay a variable rate of interest that is inversely related to the London Interbank Offered Rate (“LIBOR”). The Company has determined that these certificates contain an embedded derivative instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      All interest-only certificates with an inverse floating rate of interest are carried on the balance sheet at fair value as a fixed maturity security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company does not feel that it can reliably identify and separately measure the embedded derivative instrument. Any changes in the fair value of the entire interest-only certificates, based on quoted market prices, are recorded in current period earnings as investment income.

      At September 30, 2003 the Company had such certificates with a fair value of approximately $7.9 million. The fair value of these certificates increased approximately $65,000 and $465,000 during the three months and nine months ended September 30, 2003.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses these certificates as a part of its overall interest rate risk-management strategy related to its investment portfolio.

2.     Effects of New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN No. 45”). This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements and requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 pertaining to the recording of a liability are effective for all guarantees entered into, or modified, after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. APCapital has issued guarantees in connection with its establishment of trusts and issuance of debentures. The amounts due under the guarantees are also recorded as liabilities in the Company’s Unaudited Condensed Consolidated Financial Statements in accordance with the structure of the transaction. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details on the nature of the guarantees and the transactions that gave rise to the guarantees.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation addresses consolidation by business enterprises of variable interest entities and is effective immediately for all variable interest entities created after January 31, 2003 and for the fiscal year or interim period beginning after June 15, 2003 for all variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has evaluated certain investments, as required by FIN No. 46, and has determined that its investments in statutory trusts used to issue mandatorily redeemable trust preferred securities should not be consolidated. Accordingly, the Company has not consolidated the trusts in the accompanying Unaudited Condensed Consolidated Financial Statements.

3.     Loss Per Share

      Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three months and nine months ended September 30, 2003 were 8,533,929 and 8,575,742, respectively, and 9,061,300 and 9,597,521, respectively, for the three months and nine months ended September 30, 2002. As the Company was in a net loss position for the three months and nine months ended September 30, 2003 and 2002, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted loss before cumulative effect of a change in accounting principle per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator for basic and diluted loss per common share:
Loss before cumulative effect of a change in accounting principle	$(77,055)	$(1,948)	$(76,933)	$(8,198)

Denominator:
Denominator for basic loss per common share — weighted average shares outstanding	8,534	9,061	8,576	9,598
Effect of dilutive stock options and awards(1)	—	—	—	—

Denominator for diluted loss per common share — adjusted weighted average shares outstanding	8,534	9,061	8,576	9,598

Loss per share:
Loss before cumulative effect of a change in accounting principle
Basic	$(9.03)	$(0.21)	$(8.97)	$(0.85)
Diluted(1)	$(9.03)	$(0.21)	$(8.97)	$(0.85)

(1)	As the Company was in a net loss position for the three months and nine months ended September 30, 2003 and 2002, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

4.     Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, health, personal and commercial, and corporate and other. The accounting policies of the segments are described in the Notes to the Unaudited Condensed Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K.

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

	September 30,	December 31,
	2003	2002

	(In thousands)
Total assets:
Medical professional liability	$884,45	$859,804
Workers’ compensation	135,709	153,612
Health	14,523	19,003
Personal and commercial	4,486	4,089
Corporate and other	247,509	284,075
Intersegment eliminations	(217,311)	(261,665)

Total	$1,069,375	$1,058,918

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Total revenue:
Medical professional liability	$50,939	$49,387	$147,343	$135,810
Workers’ compensation	11,713	17,768	38,109	52,296
Health	5,431	5,690	17,780	17,362
Personal and commercial	34	(21)	(185)	(946)
Corporate and other	314	295	929	1,076
Intersegment eliminations	(139)	(143)	(438)	(412)

Total	$68,292	$72,976	$203,538	$205,186

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Income (loss) before federal income taxes and cumulative effect of a change in accounting principle:
Medical professional liability	$(41,591)	$(4,711)	$(39,933)	$(13,294)
Workers’ compensation	160	2,816	1,395	4,951
Health	361	(482)	(149)	(2,029)
Personal and commercial	(371)	(395)	(1,381)	(1,648)
Corporate and other	(993)	(224)	(2,178)	(599)

Total	$(42,434)	$(2,996)	$(42,246)	$(12,619)

      In September 2003, management formally adopted a plan to exit the health insurance line of business. The day to day aspects of the Company’s health insurance business are administered by a third party administrator (“TPA”). The contract between the TPA and the Company requires the Company to provide a 180 day notice to the TPA of its intent to terminate the agreement. The Company plans to give notice of this termination effective December 31, 2003. The Company will continue to renew policies during this 180-day period, after which, the Company will not issue any additional health insurance policies.

      Subsequent to the end of the third quarter the Company has entered into a non-binding letter of intent for the sale of its workers’ compensation policy renewals. The sale would provide the Company with a 2.5% fee for all premiums renewed over the next three years. The Company would continue to write business in Michigan and Minnesota under a 100% reinsurance arrangement with the purchaser. This fronting arrangement would continue for approximately one year, or until the purchaser is licensed in those states. The Company would be paid a fronting fee of 5.0% under this arrangement.

      The Company has also begun the process of negotiating a loss portfolio transfer for its existing workers compensation reserves for unpaid loss and loss adjustment expenses. As of September 30, 2003, workers’ compensation reserves for unpaid losses and loss adjustment expenses totaled $68.3 million, $62.4 million net of reinsurance.

      During the fourth quarter of 2003, the Company will finalize the terms of this transaction.

5.     Goodwill

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

6.     Unpaid Losses and Loss Adjustment Expenses

      Activity in unpaid loss and loss adjustment expenses for the nine months ended September 30, 2003 and 2002 was as follows:

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
Balance, January 1	$637,494	$597,046
Less, reinsurance recoverables	(90,673)	(91,491)

Net balance, beginning of year	546,821	505,555
Incurred related to
Current year	160,420	175,831
Prior years	43,313	2,630

Total incurred	203,733	178,461

Paid related to
Current year	21,687	25,786
Prior years	148,197	120,969

Total paid	169,884	146,755

Net balance, September 30	580,670	537,261
Plus, reinsurance recoverables	97,466	91,025

Balance, September 30	$678,136	$628,286

      During the nine months ended September 30, 2003 and 2002, management made adjustments to prior year’s reserves for unpaid loss and loss adjustment expenses, specifically, accident years 1999 through 2002. The unfavorable development totaled $43.3 million in 2003 and $2.6 million in 2002. As a percentage of net reserves as of the beginning of the year, these adjustments represented 7.9% and 0.5% in 2003 and 2002, respectively.

      Unfavorable development of $43 million was recorded in the third quarter of 2003 on the Company’s medical professional liability segment. This development was the result of increased severities in paid claims in the third quarter of 2003, which indicated a much higher trend in claims severity. As a result, actuarial projections calculated higher ultimate severities of loss on currently existing claims related to the 1999 to 2002 accident years. Due to the higher ultimate estimated severity and corresponding higher ultimate loss, management increased its estimate of incurred but not reported claims related to the 1999 through 2002 accident years.

      The unfavorable development in the third quarter of 2003 was primarily related to the Company’s Florida ($16 million), Ohio ($16.4 million) and Kentucky ($15 million) markets, partially offset by positive

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development in the Michigan market. The Company announced its exit of the Florida market in 2002 and discontinued writing occurrence policies in Ohio in early 2002. Primarily due to the elimination of poor risks in Kentucky, the Company’s insured physician count in that state has decreased approximately 10% from December 31, 2002.

      Management believes that the estimate of the ultimate liability for losses and loss adjustment expenses at September 30, 2003 is reasonable and reflective of anticipated ultimate experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the determination of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.     Long Term Debt

      In May 2003, the Company formed American Physicians Capital Statutory Trust I and APCapital Trust II (the “Trusts”) by contributing equity of $464,000 to each trust. The trusts were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“TPS”). Each trust issued $15 million of TPS to another trust formed by an institutional investor. The trusts received a total of $29.1 million in net proceeds, after the deduction of a total of approximately $906,000 of commissions paid to the placement agents in the transactions. These commissions were ultimately paid by APCapital, and have been capitalized and are included in other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet. Issuance costs will be amortized over five years as a component of amortization expense. The TPS issued by the trusts have financial terms similar to the floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by APCapital.

      The gross proceeds from the trust issuances, and the cash from the equity contribution, were used by the trusts to purchase Debentures issued by APCapital. In accordance with FIN No. 46, these trusts are not consolidated in the Company’s Unaudited Condensed Consolidated Financial Statements. See Note 2 for further discussion regarding the impact of FIN No. 46.

      The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and plus 4.20% for the second trust issuance, payable quarterly beginning in August 2003. The interest rate is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 12.50%. The weighted average interest rates of 5.32% (Trust I issuance) and 5.42% (Trust II issuance) resulted in interest expense of approximately $414,000 and $602,000 for the three months and nine months ended September 30, 2003. At September 30, 2003, accrued interest payable to the trusts was approximately $182,000. The Debentures are callable by APCapital at par beginning in May 2008. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS.

      The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. The Company estimates that the fair value of the debentures approximates the gross proceeds of cash received at the time of issuance.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

      The provision for income taxes for the three months and nine months ended September 30, 2003 and 2002 consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Current (benefit) expense	$(12,355)	$3,145	$(13,339)	$(2,960)
Deferred benefit	(2,971)	(4,193)	(1,921)	(1,461)
Deferred tax valuation allowance	49,947	—	49,947	—

	$34,621	$(1,048)	$34,687	$(4,421)

      Income taxes incurred do not bear the usual relationship to income before income taxes for the three-month and nine-month periods ended September 30, 2003 and 2002 due to the following:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

	(In thousands)
Loss before income taxes	$(42,434)		$(2,996)		$(42,246)		$(12,619)

Tax at statutory rate	$(14,852)	35.0%	$(1,049)	35.0%	$(14,786)	35.0%	$(4,417)	35.0%
Tax effect of:
Tax exempt interest	(124)	0.3%	(116)	3.9%	(372)	0.9%	(402)	3.2%
Other items, net	(350)	0.8%	117	-3.9%	(102)	0.2%	398	-3.2%
Deferred tax valuation allowance	49,947	-117.7%		0.0%	49,947	-118.2%	—	0.0%

	$34,621	-81.6%	$(1,048)	35.0%	$34,687	-82.1%	$(4,421)	35.0%

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on its recent loss experience, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. The valuation allowance is recorded as federal income tax expense in the accompanying Unaudited Condensed Consolidated Statements of Income. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2003 and December 31, 2002, the components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2003	2002

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$29,672	$31,072
Net operating loss carryforwards	17,083	3,326
Unearned and audit premiums	8,191	8,140
Minimum tax credits	8,242	9,101
Realized losses on investments	3,366	2,893
Goodwill	4,899	5,485
Other	2,663	1,846

Total deferred tax assets	74,116	61,863

Deferred tax liabilities arising from
Deferred policy acquisition costs	(4,236)	(3,807)
Unrealized gain on securities	(17,402)	(13,266)
Other	(2,531)	(2,248)

Total deferred tax liabilities	(24,169)	(19,321)

Net deferred tax asset before valuation allowance	49,947	42,542

Valuation allowance	(49,947)	—

Net deferred tax asset	$—	$42,542

      At September 30, 2003, the Company had approximately $9.5 million of net operating loss carryforwards that expire in 2012 and are limited to approximately $910,000 annually, and approximately $39.3 million of net operating loss carryforwards that expire in 2018 and are not limited as to their annual use. Additionally, the Company has $8.2 million of minimum tax credits which can be carried forward indefinitely.

9.     Shareholders Equity

      On September 11, 2003, APCapital’s Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439. During the quarter, the Company purchased 251,300 shares at a cost of $7,068,000, or an average price per share of $28.13, bringing the total number of shares purchased pursuant to these authorizations to 3,175,570, at a total cost of $59,775,000, or an average price per share of $18.82. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of September 30, 2003, the Company has approximately 440,000 shares of its September 11, 2003 stock repurchase program remaining to be purchased.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that any forward-looking statements we have made are reasonable, actual results could differ materially since these statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission (“SEC”). See, for example, the disclosures in “Item 1 — Business — Uncertainties Relating to Forward-Looking Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports filed by the Company with the SEC.

      In addition to those factors previously detailed and stated elsewhere in this report, the Company has identified the following risks and uncertainties that could cause our future actual results to differ materially from our current expectations.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	The continued adverse development related to the run-off of our personal and commercial business could result in additional unanticipated losses.

•	We may be unable to collect the full amount of reinsurance recoverable from Gerling Global, a significant reinsurer, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	We may experience unforeseen costs in the fourth quarter of 2003 and in future periods, associated with our exit from the health insurance line of business and possible run-off of workers’ compensation claims, which could result in future charges to income.

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

      In September 2003, management formally adopted a plan to exit the health insurance line of business. Additionally, subsequent to the end of the third quarter of 2003, the Company has entered into a non-binding letter of intent for the sale of its workers’ compensation policy renewals.

      See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained elsewhere in this report, for further information regarding the operating results of our business segments.

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

Results of Operations — Three Months and Nine Months Ended September 30, 2003, Compared to Three Months and Nine Months Ended September 30, 2002

          Medical Professional Liability Insurance Operations

      The following table sets forth the operating results of our medical professional liability insurance segment for the three-month and nine-month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Direct premiums written:
Illinois	$25,888	$15,180	$10,708	70.5%	$46,726	$29,207	$17,519	60.0%
Michigan	20,764	18,852	1,912	10.1%	36,545	35,309	1,236	3.5%
Ohio	13,000	11,502	1,498	13.0%	29,228	27,621	1,607	5.8%
Kentucky	2,686	3,116	(430)	13.8%	12,699	13,129	(430)	-3.3%
New Mexico	5,132	4,330	802	18.5%	12,157	8,375	3,782	45.2%
Florida	1,638	7,335	(5,697)	-77.7%	6,014	19,233	(13,219)	-68.7%
Nevada	1,661	1,539	122	7.9%	4,079	3,553	526	14.8%
Other	1,252	883	369	41.8%	3,245	2,285	960	42.0%

Total	$72,021	$62,737	$9,284	14.8%	$150,693	$138,712	$11,981	8.6%

Net premiums written	$61,661	$54,842	$6,819	12.4%	$128,395	$120,412	$7,983	6.6%

Net premiums earned	$41,043	$40,089	$954	2.4%	$118,903	$108,064	$10,839	10.0%
Incurred loss and loss adjustment expenses:
Current accident year losses	40,823	44,656	(3,833)	-8.6%	118,242	122,451	(4,209)	-3.4%
Prior year losses	43,000	1,500	41,500	2766.7%	44,250	4,000	40,250	1006.3%

Total	83,823	46,156	37,667	81.6%	162,492	126,451	36,041	28.5%
Underwriting expenses	7,770	7,404	366	4.9%	22,662	20,471	2,191	10.7%

Underwriting loss	$(50,550)	$(13,471)	$(37,079)	275.3%	$(66,251)	$(38,858)	$(27,393)	70.5%

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	$(41,595)	$(4,711)	$(36,884)	-782.9%	$(39,937)	$(13,294)	$(26,643)	-200.4%

Loss ratio:
Accident year	99.5%	111.4%	-11.9%		99.4%	113.3%	-13.9%
Prior years	104.7%	3.7%	101.0%		37.3%	3.7%	33.6%

Calendar year	204.2%	115.1%	89.1%		136.7%	117.0%	19.7%
Underwriting expense ratio	18.9%	18.5%	0.4%		19.1%	18.9%	0.2%
Combined ratio	223.1%	133.6%	89.5%		155.8%	135.9%	19.9%

      Direct premiums written increased $9.3 million, or 14.8%, to $72.0 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Direct premiums written for the nine months ended September 30, 2003 increased $12.0 million, or 8.6%, to $150.7 million compared to the same period of 2002. These increases were primarily the result of rate increases in all markets, especially Illinois, Ohio and New Mexico. The increases were partially offset by a decrease in the number of policies in-force primarily due to the exit from our Florida market, the discontinuance of Ohio occurrence-based policies and the elimination of poor risks in other markets such as Kentucky.

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

      In the second quarter of 2002, the Company announced its intention to discontinue writing medical professional liability insurance in Florida. Medical professional liability direct premiums written in the state of Florida for the year ended December 31, 2002 were $23.6 million, and the Company reported net loss and loss adjustment expenses for that period of $35.2 million relating to its Florida business. The Florida Department of Insurance approved the Company’s plan to exit this market and in October 2002, the Company began mailing non-renewal notices to medical professional liability policyholders whose renewals would have been effective in December 2002. Florida law requires the Company to offer extended reporting coverage for previously insured periods, commonly referred to as “tail policies,” at the time of non-renewal. Tail policies typically have written premiums of approximately two times the last annual policy premium. The Company expects that some physicians will opt for this extended reporting coverage, which will result in additional direct premiums written in 2003 and net premiums earned in 2004.

      In March 2003, the Company invested $2.5 million, for a 49% ownership stake, in a new insurance company, Physicians Insurance Company (“PIC”), managed by the management of the Company’s third-party administrator who underwrites its Florida extended reporting coverage. This new insurance company is seeking to write as many of the tail policies as its capital and surplus levels will permit, thereby limiting the Company’s direct exposure to future losses associated with underwriting Florida medical professional liability extended reporting period coverages. During the three months and nine months ended September 30, 2003, the Company, on a direct basis, wrote $1.6 million and $6.0 million, respectively, in Florida. This compares with budgeted writings of $4.8 million and $13.4 million, respectively. The decrease in actual writings compared to budget is in large part due to the greater than expected number of policies being written by PIC. The Company lent $1 million to the President of PIC to enable him to complete the acquisition of the remaining 51% of outstanding shares of PIC’s common stock. As of September 30, 2003, this loan was entirely repaid.

      In Ohio, the Company has experienced an increase in the overall severity and frequency of large losses in the Northeastern portion of the state. In response, early in 2002, the Company reduced policy limits, discontinued writing occurrence policies, and significantly restricted business writing in this area. In Kentucky, the frequency and severity of large losses has also increased. The Company has reduced policy limits, discontinued occurrence based policies and reduced the insured physician count, primarily through the non-renewal of poor risks, in this state.

      Net premiums earned for the three months ended September 30, 2003 increased $954,000, or 2.4%, to $41.0 million compared to $40.1 million for the three months ended September 30, 2002. This increase was less than the increase in direct premiums written as premiums written during the quarter were largely unearned at September 30, 2003. Net premiums earned for the nine months ended September 30, 2003 increased $10.8 million, or 10.0%, compared to the same period of 2002. The increase in net premiums earned for the nine months ended September 30, 2003 was greater than the increase in direct premiums written, as premiums written in 2002 in Florida, continue to be earned in 2003.

      The loss ratios for the three months and nine months ended September 30, 2003 were 204.2% and 136.7% compared to 115.1% and 117.0%, respectively, for the same periods of 2002. These increases were the result of $43 million of adverse development on prior year loss and loss adjustment expense reserves in the third quarter of 2003. This development occurred primarily in reserves for the accident years 1999 through 2002, in the Company’s Florida ($16.0 million), Ohio ($16.4 million) and Kentucky ($15.0 million) markets, partially offset by favorable development in the Michigan market. This reserve increase was primarily the result of an increase in the severity of paid claims, which became apparent in the third quarter, and indicated a much higher trend of ultimate average loss severity. As a result of the higher projected ultimate average loss severity, and corresponding higher ultimate projected losses, management increased its estimate of incurred but not reported claims related to the 1999 through 2002 accident years.

      The loss ratio, on an accident year basis, was 99.5% for the three-month period and 99.4% for the nine-month period ended September 30, 2003 compared to 111.4% and 113.3%, respectively, for the same periods of 2002. The decreases in the accident year loss ratios were primarily the result of rate increases taken in all markets.

      Underwriting expenses for the three months and nine months ended September 30, 2003 were $7.8 million and $22.7 million, respectively, which represent increases of $366,000 and $2.2 million, respectively, compared to the same periods of 2002. The increases in underwriting expenses were the result of commissions and premium taxes on higher premium volumes. As a percentage of net premiums earned, underwriting expenses were relatively unchanged in 2003 compared to 2002.

      Management has evaluated the Company’s deferred policy acquisition costs for recoverability and has determined that, after consideration of future investment income, all deferred policy acquisition costs carried on the balance sheet as of September 30, 2003 are recoverable. However, a deterioration in our projected accident year loss ratios may result in these deferred costs not being recoverable, which would result in additional underwriting expense in the period the costs are charged off.

Workers’ Compensation Insurance Operations

      The following table sets forth the results of operations of our workers’ compensation insurance segment for the three-month and nine-month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Direct premiums written:
Minnesota	$3,758	$5,344	$(1,586)	-29.7%	$12,079	$25,483	$(13,404)	-52.6%
Michigan	3,359	3,232	127	3.9%	8,515	9,663	(1,148)	-11.9%
Illinois	2,955	3,326	(371)	-11.2%	6,387	7,869	(1,482)	-18.8%
Indiana	1,591	2,376	(785)	-33.0%	3,765	5,748	(1,983)	-34.5%
Wisconsin	631	60	571	951.7%	1,491	309	1,182	382.5%
Iowa	(1)	151	(152)	-100.7%	84	1,184	(1,100)	-92.9%
Kentucky	(2)	624	(626)	-100.3%	(26)	3,762	(3,788)	-100.7%
Other	135	196	(61)	-31.1%	299	690	(391)	-56.7%

Total	$12,426	$15,309	$(2,883)	-18.8%	$32,594	$54,708	$(22,114)	-40.4%

Net premiums written	$12,440	$14,603	$(2,163)	-14.8%	$33,788	$51,641	$(17,853)	-34.6%

Net premiums earned	$10,275	$15,832	$(5,557)	-35.1%	$33,598	$46,636	$(13,038)	-28.0%
Incurred loss and loss adjustment expenses:
Current accident year losses	8,442	11,808	(3,366)	-28.5%	26,894	37,583	(10,689)	-28.4%
Prior year losses	—	(500)	500	-100.0%	(1,400)	(2,000)	600	-30.0%

Total	8,442	11,308	(2,866)	-25.3%	25,494	35,583	(10,089)	-28.4%
Underwriting expenses	2,966	3,516	(550)	-15.6%	10,869	11,278	(409)	-3.6%

Underwriting (loss) income	$(1,133)	$1,008	$(2,141)	-212.4%	$(2,765)	$(225)	$(2,540)	1128.9%

Income before federal income taxes and cumulative effect of a change in accounting principle	$160	$2,816	$(2,656)	-94.3%	$1,395	$4,951	$(3,556)	-71.8%

Loss ratio:
Accident year	82.2%	74.6%	7.6%		80.0%	80.6%	-0.6%
Prior years	0.0%	-3.2%	3.2%		-4.1%	-4.3%	0.2%

Calendar year	82.2%	71.4%	10.8%		75.9%	76.3%	-0.4%
Underwriting expense ratio	28.9%	22.2%	6.7%		32.4%	24.2%	8.2%
Combined ratio	111.1%	93.6%	17.5%		108.3%	100.5%	7.8%

      Beginning in June 2002, the Company filled several executive and management positions with the intent to improve the overall performance of this segment. Our plan was to upgrade management expertise, re-underwrite and restructure the book of business, and position this segment for growth. However, during 2003, the workers’ compensation market has remained very competitive and new business growth has not kept pace with expectations. As a result, management has refocused its plan for the workers’ compensation segment and there have been several departures among the senior management team of this line.

      As a result of our re-underwriting and restructuring efforts in 2002 and 2003, direct premiums written have decreased as the Company began to exit the Kentucky market, and certain other higher-risk construction policies were non-renewed in all markets. Direct premiums written decreased $2.9 million, or 18.8%, for the three months ended September 30, 2003 and $22.1 million, or 40.4%, for the nine months ended September 30, 2003 compared to the same periods of 2002.

      Subsequent to the end of the third quarter the Company has entered into a non-binding letter of intent for the sale of workers’ compensation policy renewals. The sale would provide the Company with a 2.5% fee for all premiums renewed over the next three years. The Company would continue to write business in Michigan and Minnesota under a 100% reinsurance arrangement with the purchaser. This fronting arrangement would continue for approximately one year, or until the purchaser is licensed in those states. The Company would be paid a fronting fee of 5.0% under this arrangement.

      The Company has also begun the process of negotiating a loss portfolio transfer for its existing workers’ compensation reserves for unpaid losses and loss adjustment expenses. As of September 30, 2003, workers’ compensation reserves for unpaid loss and loss adjustment expenses totaled $68.3 million, $62.4 million net of reinsurance.

      During the fourth quarter of 2003, the Company will finalize the terms of this transaction, and determine what, if any, restructuring charges or reserve enhancements will be needed. If the Company is required to run-off existing claims, the charges related to this exit could be significant in the fourth quarter.

      Net premiums earned for the three months ended September 30, 2003 decreased $5.6 million, or 35.1%, compared to the same period of 2002 due primarily to the restructuring efforts discussed above, which began primarily in the fourth quarter of 2002. Net premiums earned for the nine months ended September 30, 2003 decreased $13.0 million, or 28.0%, compared to the nine months ended September 30, 2002. This decrease was not as great as the decrease in direct premiums written, as premiums written in 2002 on business that was non-renewed in 2003 continued to be earned during the first nine months of 2003.

      The restructuring of this book of business, described above, combined with rate increases and improved claims management, have translated into lower calendar year and accident year loss ratios, 75.9% and 80.0%, respectively, for the nine months ended September 30, 2003 compared to 76.3% and 80.6%, respectively, for the same period of 2002. The benefits of the improved claims management and rate increases, however, were partially offset by an increase in loss adjustment expenses related primarily to salaries of the executives and managers the Company hired to restructure the workers’ compensation book of business. The loss ratio for the three months ended September 30, 2003 was 82.2% compared to 71.4% for the same period of 2002. This increase was primarily attributable to loss adjustment expense costs associated with new staff, described above, that were not able to be absorbed due to the decrease in net premiums earned for the period.

      Prior year loss and loss adjustment expense reserves developed favorably by $1.4 million during the nine months ended September 30, 2003. This prior year favorable development was related primarily to the Company’s Minnesota market, and was the result of losses on prior accident years settling for less than originally anticipated. Favorable development on prior year loss and loss adjustment expense reserves was $500,000 and $2.0 million, respectively, for the three months and nine months ended September 30, 2002.

      Salary and severance costs related to the management team during the first half of 2003, combined with the decreases in net premiums earned, were the primary reasons for the increases in the underwriting expense ratios to 28.9% and 32.4%, respectively, during the three and nine-month periods ending September 30, 2003 compared to 22.2% and 24.2%, respectively, for the same periods of 2002.

     Health Insurance Operations

      The following table sets forth the results of operations of our health insurance segment for the three-month and nine-month periods ended September 30, 2003 and 2002.

	For the Three Months Ended
	September 30,				For the Nine Months Ended September 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Direct premiums written	$5,513	$5,773	$(260)	-4.5%	$18,095	$17,118	$977	5.7%

Net premiums written	$5,270	$5,500	$(230)	-4.2%	$17,258	$16,860	$398	2.4%

Net premiums earned	$5,270	$5,500	$(230)	-4.2%	$17,258	$16,860	$398	2.4%
Incurred loss and loss adjustment expenses:
Current accident year losses	4,076	5,140	(1,064)	-20.7%	15,284	15,797	(513)	-3.2%
Prior year losses	—	—	—	0.0%	(468)	—	—	0.0%

Total	4,076	5,140	(1,064)	-20.7%	14,816	15,797	(981)	-6.2%
Underwriting expenses	978	1,022	(44)	-4.3%	3,077	3,557	(480)	-13.5%

Underwriting income (loss)	$216	$(662)	$878	-132.6%	$(635)	$(2,494)	$1,859	-74.5%

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	$361	$(482)	$843	-174.9%	$(149)	$(2,029)	$1,880	-92.7%

Loss ratio:
Accident year	77.3%	93.5%	-16.2%		88.6%	93.7%	-5.1%
Prior years	0.0%	0.0%	0.0%		-2.7%	0.0%	-2.7%

Calendar year	77.3%	93.5%	-16.2%		85.9%	93.7%	-7.8%
Underwriting expense ratio	18.6%	18.6%	0.0%		17.8%	21.1%	-3.3%
Combined ratio	95.9%	112.1%	-16.2%		103.7%	114.8%	-11.1%

      All health direct premiums written are related to our involvement with a single preferred provider organization located in western Michigan. This coverage is provided as part of our strategic relationship with the physician organization that sponsors this plan. Direct premiums written decreased $260,000, or 4.5%, to $5.5 million for the three months ended September 30, 2003, compared to the same period of 2002. Direct premiums written increased $977,000, or 5.7%, to $18.1 million for the nine months ended September 30, 2003 compared to the same period of 2002. The changes in direct premiums written were the result of a decrease in the number of covered lives during 2003 and the effect of rate increases in 2003. The number of covered lives has been decreasing as we tighten our underwriting standards. The following table shows the number of covered lives and the per-member-per-month (“PMPM”) premium at September 30, 2003, December 31, 2002, and September 30, 2002.

	Covered	PMPM
	Lives	Premium

		(actual dollars)
Month Ended:
September 30, 2003	8,072	$221
December 31, 2002	12,898	$188
September 30, 2002	11,230	$172
Change:
September 2003 vs. December 2002	(4,826)	$33
September 2003 vs. September 2002	(3,158)	$49

      The increase in net premiums earned for the nine months ended September 30, 2003 compared to the same period of 2002 was less than the increase in direct premiums written for the nine months ended September 30, 2003, as a result of fewer assumed premiums due to our exit from a reinsurance pool in the second quarter of 2002.

      The decreases in loss ratio to 77.3% and 85.9%, respectively, for the three months and nine months ended September 30, 2003 compared to 93.5% and 93.7%, respectively, for the same periods of 2002, were primarily the result of improved underwriting and premium rate increases. Prior year loss and loss adjustment expense reserves developed favorably by $468,000 during the nine months ended September 30, 2003. This favorable development was the result of re-underwriting efforts in 2002.

      Underwriting expenses and the underwriting expense ratio for the three months ended September 30, 2003 were relatively consistent with the same period of 2002. Underwriting expenses for the nine months ended September 30, 2003 decreased $480,000 to $3.1 million compared to the same period of 2002. As a percentage of net premiums earned, underwriting expenses for the nine months ended September 30, 2003 were 17.8% compared to 21.1% for the same period of 2002. The decrease in underwriting expenses and the underwriting expense ratio were primarily due to the reduction of certain corporate overhead expenses related to the health insurance segment as well as a reduction in fees charged by a third-party administrator who handles policy administration and premium collections on behalf of the Company.

      In September 2003, management formally adopted a plan to exit the health insurance line of business. The day to day aspects of the Company’s health insurance business are administered by a third party administrator (“TPA”). The contract between the TPA and the Company requires the Company to provide a 180 day notice to the TPA of its intent to terminate the agreement. The Company plans to give notice of this termination effective December 31, 2003. The Company will continue to renew policies during this 180-day period, after which, the Company will not issue any additional health insurance policies. Due to the one year term of most health policies, the Company will continue to have written and earned health insurance premiums throughout 2004 and into 2005. However, the Company is pursuing the possible placement of this business with another insurance carrier.

          Personal and Commercial Lines Insurance Operations

      The Company’s personal and commercial insurance product segment experienced a loss before federal income taxes and cumulative effect of a change in accounting principle of $371,000 and $1.4 million, respectively, for the three months and nine months ended September 30, 2003. For the three months and nine months ended September 30, 2002, the losses were $395,000 and $1.6 million, respectively. Loss before federal income taxes and cumulative effect of a change in accounting principles is closely related to the underwriting loss of the segment, as the investment income and other expenses allocated to this segment are minimal. However, in the first nine months of 2002, this segment recorded a realized loss of $293,000 related to the write-off of software that had previously been used to administer personal and commercial insurance policies.

      The 2003 underwriting losses were the result of a ceded premium adjustment of $239,000 during the nine months ended September 30, 2003, compared to an adjustment of $590,000, during the same period of 2002. Loss and loss adjustment expense reserves continued to develop unfavorably in the amount of $380,000 for the three months ended September 30, 2003 and $931,000 for the nine months ended September 30, 2003, as compared to $324,000 and $630,000 for the same periods of 2002. In addition, through September 30, 2003, the Company has paid approximately $100,000 for third-party administrative service related to one of its alternative-risk transfer programs that is in run-off, as well as guarantee fund assessments of approximately $112,000. There were no underwriting or other fees during the first nine months of 2002.

      In the second quarter of 2003, we engaged a personal and commercial claims specialist to help the Company bring the personal and commercial business to closure. We anticipate that all outstanding personal and commercial claims will settle by year end 2003. At September 30, 2003, there were less than 50 claims outstanding. This segment, however, will continue to generate income (loss) through 2003, and potentially beyond, due to the development of unpaid loss and loss adjustment expenses.

          Corporate and Other

      For this segment, loss before federal income taxes and cumulative effect of a change in accounting principle for the three months ended September 30, 2003 was $993,000 compared to $224,000 for the same period of 2002. The increase was primarily attributable to increases in general and administrative expenses and interest expense as a result of the issuance of floating rate junior subordinated deferrable interest debentures discussed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements. The increase in these expenses was partially offset by an increase in other income.

      The increase in the loss before federal income taxes and cumulative effect of a change in accounting principle for the nine months ended September 30, 2003 to $2.2 million from $599,000 for the same period of 2002 is again attributable to increases in general and administrative expenses and interest expense, as well as a decrease in investment income related to this segment. In the first quarter of 2002, APCapital had a portion of its assets invested in long-term bonds that generated significantly more interest than the short-term holdings of this segment in 2003.

          Consolidated Results of Operations

      The following table sets forth our results of operations on a consolidated basis. The discussion that follows should be read in connection with the Unaudited Condensed Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

				Percentage				Percentage
	2003	2002	Change	Change	2003	2002	Change	Change

	(Dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$41,043	$40,089	$954	2.4%	$118,903	$108,064	$10,839	10.0%
Workers’ compensation	10,275	15,832	(5,557)	-35.1%	33,598	46,636	(13,038)	-28.0%
Health	5,270	5,500	(230)	-4.2%	17,258	16,860	398	2.4%
Personal and commercial	—	—	—		(239)	(590)	351	-59.5%

Total net premiums earned	56,588	61,421	(4,833)	-7.9%	169,520	170,970	(1,450)	-0.8%

Investment income	11,400	11,421	(21)	-0.2%	32,209	34,108	(1,899)	-5.6%
Net realized gains (losses)	143	(390)	533	136.7%	1,291	(678)	1,969	290.4%
Other income	161	524	(363)	-69.3%	518	786	(268)	-34.1%

Total revenues and other income	68,292	72,976	(4,684)	-6.4%	203,538	205,186	(1,648)	-0.8%

Losses and loss adjustment expenses	96,721	62,928	33,793	53.7%	203,733	178,461	25,272	14.2%
Underwriting expenses	11,721	11,945	(224)	-1.9%	36,828	35,306	1,522	4.3%
Investment expenses	934	609	325	53.4%	2,083	2,529	(446)	-17.6%
Interest expense	502	95	407	428.4%	875	278	597	214.7%
Amortization expense	133	—	133		272	—	272
General and administrative expenses	715	395	320	81.0%	1,993	1,231	762	61.9%

Total expenses	110,726	75,972	34,754	45.7%	245,784	217,805	27,979	12.8%

Income (loss) before federal income taxes and cumulative effect of a change in accounting principle	(42,434)	(2,996)	(39,438)	-1316.4%	(42,246)	(12,619)	(29,627)	-234.8%
Federal income tax expense (benefit)	34,621	(1,048)	35,669	3403.5%	34,687	(4,421)	39,108	884.6%

Income (loss) before cumulative effect of a change in accounting principle	(77,055)	(1,948)	(75,107)	-3855.6%	(76,933)	(8,198)	(68,735)	-838.4%
Cumulative effect of a change in accounting principle	—	—	—		—	(9,079)	9,079	100.0%

Net income (loss)	$(77,055)	$(1,948)	$(75,107)	-3855.6%	$(76,933)	$(17,277)	$(59,656)	-345.3%

Loss ratio	170.9%	102.5%	68.4%		120.2%	104.4%	15.8%
Underwriting ratio	20.7%	19.4%	1.3%		21.7%	20.7%	1.0%
Combined ratio	191.6%	121.9%	69.7%		141.9%	125.1%	16.8%

      Net premiums earned for the three months ended September 30, 2003 decreased $4.8 million, or 7.9%, to $56.6 million and $1.5 million, or 0.8%, to $169.5 million for the nine months ended September 30, 2003, compared to the same periods of 2002. The decreases were primarily the result of the restructuring of our workers’ compensation book of business, partially offset by rate increases for workers’ compensation and medical professional liability policies.

      The decrease in investment income of $1.9 million to $32.2 million for the nine months ended September 30, 2003 was the result of the Company’s unusually large cash position during the first half of 2003 and lower short-term interest rates compared to the same period of 2002. We delayed investing a portion of the cash flow generated during the first half of 2003 due to the very low interest rate environment and our reluctance to lock-in longer-term interest rates at prevailing levels. The average yield on the Company’s cash and cash equivalents was approximately 1% during the nine months ended September 30, 2003, which reduced the Company’s average yield on its investment portfolio to 5.54% for the nine months ended September 30, 2003, from 6.10% for the same period of 2002. Investment income for the three months ended September 30, 2003 was virtually unchanged compared to the same period of 2002 despite the decrease in interest rates. This was primarily due to the purchase of approximately $15 million of interest only mortgage-backed securities and approximately $47 million of high-yield corporate securities late in the second quarter and throughout the third quarter of 2003. The average yield on the Company’s investment portfolio was 5.89% for the three months ended September 30, 2003 compared to 6.18% for the same period of 2002.

      Included in investment income for the three months and nine months ended September 30, 2003 is approximately $65,000 and $465,000 relating to the increase in the fair value of derivative instruments. See “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” and Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for further discussion regarding derivative instruments.

      Net realized gains for the three months and nine months ended September 30, 2003 are reduced by a $300,000 and $1.3 million charge, respectively, for an “other than temporary impairment” (“OTTI”) on enhanced equipment trust certificates issued by Delta Airlines. Net realized losses for the three months and nine months ended September 30, 2002 were reduced by an OTTI charge of $390,000 for the write down of Frontier bonds.

      Loss and loss adjustment expenses increased $33.8 million to $96.7 million for the three months ended September 30, 2003 and $25.3 million to $203.7 million for the nine months ended September 30, 2003 compared to the same period of 2002. The loss ratios for the three months and nine months ended September 30, 2003 were 170.9% and 120.2%, respectively, compared to 102.5% and 104.4%, respectively, for the same periods of 2002. The increases in incurred loss and loss adjustment expenses and the loss ratios were primarily the result of $43 million of unfavorable development on prior year reserves for unpaid loss and loss adjustment expenses on the Company’s medical professional liability segment in the third quarter of 2003. This development was the result of increased severities in paid claims in the third quarter of 2003, which indicated a much higher trend in claims severity. As a result, actuarial projections calculated higher ultimate severities of loss on currently existing claims related to the 1999 to 2002 accident years. Due to the higher ultimate estimated severity and corresponding higher ultimate loss, management increased its estimate of incurred but not reported claims related to the 1999 through 2002 accident years. The unfavorable development in the third quarter of 2003 was primarily related to the Company’s Florida ($16 million), Ohio ($16.4 million) and Kentucky ($15 million) markets, partially offset by positive development in the Michigan market. The Company announced its exit of the Florida market in 2002 and discontinued writing occurrence policies in Ohio in early 2002. Due to a very competitive pricing environment in Kentucky, the Company’s insured physician count in that state has decreased approximately 10% from December 31, 2002.

      Underwriting expenses for the three months ended September 30, 2003 decreased $224,000 to $11.7 million compared to the same period of 2002. The decrease was primarily the result of reduced salary costs due to the departure of the workers’ compensation management team. Underwriting expenses for the nine months ended September 30, 2003 increased $1.5 million, or 4.3%, to $36.8 million compared to $35.3 million for the same period of 2002. The increase was primarily due to salary and other employee benefit costs associated with the new workers’ compensation management team prior to their departure, severance costs associated with these departures, and an increase in commissions and premium tax expense associated with increased premium writings. The underwriting expense ratios for the three months and nine months ended September 30, 2003 were 20.7% and 21.7%, respectively, compared to 19.4% and 20.7% for the same periods of 2002. The increase in the underwriting expense ratio for the nine months ended September 30, 2003 was primarily the result of the items described above, compounded by the decrease in net premiums earned. The increase in the loss ratio for the three months ended September 30, 2003 compared to 2002 was primarily attributable to the decrease in net premiums earned during the period.

      Investment expenses for the three months ended September 30, 2003 increased $325,000 to $934,000. The increase was primarily the result of expenses paid to the third-party managers of the Company’s high-yield bond portfolio, as well as other third-party administrative costs that were incurred in the third quarter of 2003. The expense for the three months ended September 30, 2003 is more representative of what management expects going forward. For the nine months ended September 30, 2003, investment expenses were $2.1 million compared to $2.5 million for the same period of 2002. The decrease in investment expenses for the nine-month period was primarily due to higher depreciation expense on several of the Company’s investment real estate properties in the first nine months of 2002.

      The increases in interest expense of $407,000 and $597,000 for the three months and nine months ended September 30, 2003 compared to the same periods of 2002 were the result of the issuance of $30.9 million of floating rate junior subordinated deferrable interest debentures (the “Debentures”) in May of 2003. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for a more detailed discussion of the Debentures.

      Amortization expense in 2003 relates to a definite-lived intangible asset acquired in connection with the Company’s investment in Physicians Insurance Company, as well as capitalized debt issue costs associated with the Company’s issuance of the Debentures. The investment in Physicians Insurance Company is discussed more fully in our discussion of medical professional liability operating results contained elsewhere in this report. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the Debentures.

      The increases in the Company’s general and administrative expenses of $320,000 and $762,000 for the three months and nine months ended September 30, 2003, respectively, were primarily the result of a new errors and omissions liability insurance policy acquired in mid-2002 as well as increased legal, audit, and other professional fees pertaining to compliance with the new Sarbanes-Oxley legislation and related SEC rules.

      The effective tax rates were (81.6%) and (82.1%), respectively, for the three and nine months ended September 30, 2003 compared to 35.0% for the three months and nine months ended September 30, 2002. Due to net losses reported by the Company in 2001 through 2003, the Company has determined that it may not realize some or all of the future tax benefits associated with its net deferred tax assets. Accordingly, we have established a valuation allowance on our net deferred tax assets of $49.9 million as of September 30, 2003. This valuation allowance represents 100% of the Company’s net deferred tax asset at September 30, 2003. These deferred tax assets will be reinstated to the extent the Company has taxable income in future years. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for further information regarding federal income taxes, deferred tax assets and the valuation allowance.

      The cumulative effect of a change in accounting principle recorded in 2002 was the result of the write-off of goodwill. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for further information regarding the write-off of goodwill.

Liquidity, Capital Resources and Financial Condition

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets, reinsurance premiums, taxes, and the repurchase of the Company’s stock.

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

      The Company is indebted to its President and Chief Executive Officer (“CEO”) in the amount of $7.0 million (reflected on our balance sheet at its present value of $5.8 million at September 30, 2003) in connection with the purchase of Stratton-Cheeseman Management Company. The indebtedness is due in annual installments with the final installment due April 2008. See the table at the end of this section for further information regarding the timing and amounts of these payments. The amount of the annual payments will increase or decrease by $200,000 for each corresponding half-grade level increase or decrease in the Company’s A.M. Best Company, Inc. rating. Certain events, such as the termination, death or disability of the CEO, or a change in control of the Company, could accelerate these payments. Subsequent to the close of the third quarter, the Company received a half-grade down grade in its A.M. Best rating, which will decrease the annual payments in future years.

      In May 2003, the Company issued Debentures totaling $30.9 million. These Debentures bear interest at a variable rate based on LIBOR, payable quarterly, and mature in 30 years. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the Debentures and the transactions in which they were issued. Subsequent to the close of the third quarter, the Company issued an additional $20.6 million of floating rate junior subordinated deferrable interest debentures on substantially the same terms as the Debentures.

      The Company’s net cash flow used in operations was approximately $8.9 million for the nine months ended September 30, 2003, compared to $37.2 million provided by operations for the nine months ended September 30, 2002. The decrease in cash provided by operations was primarily the result of an increase in paid losses of $23.1 million, an increase in premiums receivable of $10.6 million, and the decrease in net premiums written of $9.1 million.

      At September 30, 2003, the Company had $92.8 million of cash available and an investment portfolio of $725.4 million. The portfolio includes $23.8 million of bonds maturing in the next year. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities. As of September 30, 2003, $366.6 million of bonds mature in the next one to five years and $162.6 million mature in the next six to ten years. In addition, the Company has $43.6 million of mortgage-backed securities that provide periodic principal repayments.

      Premiums receivable increased $10.6 million, or 16.9%, to $73.1 million at September 30, 2003 compared to $62.5 million at December 31, 2002. The increase in premiums receivable is a function of the timing of premiums written. July is a heavy renewal month for the Company, which is the primary reason for the increase in the premiums receivable balance at September 30, 2003.

      Reinsurance recoverable increased $12.1 million to $110.2 million at September 30, 2003, compared to $98.1 million at December 31, 2002. The increase was primarily the result of reinsurance recoverables on a few large paid losses, as well as the increase in the estimate for incurred but not reported claims above the Company’s net retention level. We have a net reinsurance recoverable from Gerling Global (“Gerling”) of approximately $15.4 million at September 30, 2003. In 2002, Gerling’s parent company put Gerling’s United States subsidiary into run off resulting in a series of A.M. Best rating downgrades for Gerling. We have discussed the possibility of a settlement with Gerling, but have not received an offer that we deem financially adequate. We continue to believe that Gerling has adequate surplus and cash flow to satisfy its obligations to us and we have not experienced any difficulties in collecting amounts due from Gerling; however, there can be no assurance that amounts currently recoverable from Gerling will ultimately be collected. Because the Company has not experienced any difficulties in collecting amounts from Gerling, and in light of Gerling’s current surplus levels and cash flows, we determined not to accept the settlement offer because we do not believe that it is in the Company’s best long-term economic interest. We will continue to monitor Gerling’s financial strength and liquidity and may pursue a settlement in the future if circumstances change.

      As the Company has incurred net losses for the last three years, management has evaluated the recoverability of the net deferred tax assets, and has determined, based on its recent loss experience, that sufficient taxable income may not exist in the years that our deductible temporary differences will reverse. Accordingly, the Company has established a deferred tax valuation allowance for 100% of its net deferred tax asset of $49.9 million. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements

included elsewhere in this report for further information regarding deferred tax assets and their impact on federal income tax expense.

      Reserves are reviewed for adequacy on a quarterly basis by the Company with the assistance of internal as well as independent actuaries. When reviewing reserves, the Company analyzes historical data, including per claim information, the Company’s actual loss experience and industry historical loss trends. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

      The key assumptions used in management’s selection of ultimate reserves include the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and an analysis of claims development. As of December 31, 2002, and subsequent quarters, the Company recorded professional liability reserves based on internal and independent actuarial best estimates.

      The payment of medical professional liability claims often is three to six years after the report of loss. As a result, the ultimate payment can be difficult to project and must be estimated using various actuarial methods. These projections are usually based on an estimated average payment (severity) times a projected total number of claims (frequency). Accordingly, the estimated ultimate severity of losses to be paid has a major impact on actuarial estimates of ultimate losses and thus recorded reserves.

      For the nine months ended September 30, 2003, the Company reported an increase in net ultimate loss estimates for accident years 2002 and prior of $43.3 million, or 7.9% of $546.8 million of net loss and loss adjustment expense reserves at December 31, 2002. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2003 that differed from projected activity.

      In the third quarter of 2003, a pattern of increasing paid severity emerged on the Company’s medical professional liability losses related to the 1999 through 2002 accident years. In view of this higher than expected trend of average paid severity, the Company’s internal and independent actuaries made significant upward adjustments to their estimated ultimate severities on all claims incurred in these accident years, which had the effect of significantly increasing the projected ultimate loss on these years. Accordingly, recorded reserves on these years were adjusted to match these ultimate loss projections.

      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the nine months ended September 30, 2003 was as follows.

	Medical
	Professional	Workers’			All
	Liability	Compensation	Health	Other	Segments

	(In thousands)
Balance, December 31, 2002	$546,256	$80,274	$6,850	$4,114	$637,494
Less, reinsurance recoverables	81,501	7,282	280	1,610	90,673

Net reserves, December 31, 2002	464,755	72,992	6,570	2,504	546,821
Incurred related to
Current year	118,242	26,894	15,284	—	160,420
Prior years	44,250	(1,400)	(468)	931	43,313

	162,492	25,494	14,816	931	203,733

Paid related to
Current year	1,824	7,420	12,443	—	21,687
Prior years	113,359	28,656	4,188	1,994	148,197

	115,183	36,076	16,631	1,994	169,884

Net reserves, September 30, 2003	512,064	62,410	4,755	1,441	580,670
Plus, reinsurance recoverables	88,852	5,879	170	2,565	97,466

Balance, September 30. 2003	$600,916	$68,289	$4,925	$4,006	$678,136

Development as a % of December 31, 2002 net reserves	9.5%	-1.9%	-7.1%	37.2%	7.9%

      The medical professional liability insurance sector is going through a period of unprecedented increases in loss costs. According to the American Medical Association, several states, including many in which the Company operates, are in a medical malpractice crisis. Claim settlements have been increasing significantly, making the projection of ultimate losses increasingly difficult. In addition, due to the long-tail nature of this line of business, changes in the actuarially projected ultimate severity can have a significant impact on the balance of recorded reserves. Medical professional liability reserves are expected to remain volatile for the foreseeable future. Given the current environment, there can be no assurance that additional significant reserve enhancements will not be necessary in the future.

      If the Company is required to run-off its existing workers compensation claim reserves, reserve enhancements may be needed related to this segment in the future also.

      The unearned premium reserve increased $10.2 million, or 9.8%, to $113.6 million at September 30, 2003, as compared to $103.4 million at December 31, 2002. The increase was primarily attributable to the increased volume of direct written premiums in the third quarter of 2003 compared to the fourth quarter of 2002. July is a heavy renewal month for the Company’s medical professional liability segment, which has the effect of increasing the September 30 balance compared to December 31.

      The Company’s total shareholder’s equity decreased $75.9 million to $204.4 million at September 30, 2003 compared to $280.3 million at December 31, 2002. This decrease was related to the repurchase of outstanding common stock of the Company and the net loss for the year, offset by net unrealized appreciation on our investment securities. The market value of our fixed income security portfolio is inversely related to interest rates. Therefore, as interest rates have declined in 2003, the market value of the Company’s fixed income security portfolio has increased. Net unrealized appreciation, net of deferred federal income taxes, on the Company’s investments was $32.3 million at September 30, 2003, an increase of $7.7 million compared to December 31, 2002.

      On September 11, 2003, APCapital’s Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439. During the quarter, the Company purchased

251,300 shares, at an average price of $28.13, bringing the total number of shares purchased pursuant to these authorizations to 3,175,570, at a total cost of $59,775,000, or an average price per share of $18.82. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of September 30, 2003, the Company has approximately 440,000 shares of its September 11, 2003 stock repurchase program remaining to be purchased.

      Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds, including the funds raised from the issuance of the Debentures, will be sufficient to meet our short-term and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet our short-term liquidity needs.

      The Company is contractually obligated by a note payable to an officer, the Debentures, long-term operating leases and other purchase commitments relating to capital expenditures. The following table shows the nature and timing of the Company’s contractual obligations as of September 30, 2003.

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)
Note payable to officer	$7,000	$1,000	$2,500	$3,500	$—
Operating leases	6,088	1,367	1,805	1,129	1,787
Long-term debt	30,928	—	—	—	30,928
Purchase commitments	500	500	—	—	—

Total	$44,516	$2,867	$4,305	$4,629	$32,715

Significant Accounting Policies

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

      The estimate for unpaid loss and loss adjustment expenses at December 31, 2002 was adjusted to reflect an increase in the severity of paid losses in the third quarter of 2003. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements and “Managements Discussion and Analysis of Operating Results and Financial Condition” — “Liquidity, Capital Resources, and Financial Condition” contained elsewhere in this report for further discussion regarding these revised estimates.

      The Company has invested in mortgage-backed interest-only certificates that have been determined to include an embedded derivative financial instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of these derivative financial instruments are recorded as investment income. A key assumption in the determination of the fair value of these instruments is an assumption regarding pre-payment rates. A change in the pre-payment rate assumption could affect the pricing of these instruments, which could have a material impact on net income. The Company’s accounting policy for derivative financial instruments is described in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report

Effects of New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN No. 45”). This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements and requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 pertaining to the recording of a liability are effective for all guarantees entered into, or modified, after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. APCapital has issued guarantees in connection with its establishment of trusts and issuance of debentures. The amounts due under the guarantees are also recorded as liabilities in the Company’s consolidated financial statements in accordance with the structure of the transaction. See Note 7 for further details on the nature of the guarantees and the transaction that gave rise to the guarantees.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation addresses consolidation by business enterprises of variable interest entities and is effective immediately for all variable interest entities created after January 31, 2003 and for the fiscal year or interim period beginning after June 15, 2003 for all variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has evaluated certain of its investments, as required by FIN No. 46, and has determined that its investments in statutory trusts used to issue mandatorily redeemable trust preferred securities should not be consolidated. Accordingly, the Company has not consolidated the trusts in the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Other

      Subsequent to the close of the third quarter, the Company has received a downgrade in its A.M. Best Company rating from “A-,” which is classified as “Excellent,” to “B++,” which is classified as “Very Good.” Both ratings are considered “secure” ratings by A.M. Best Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. As of September 30, 2003, the majority of our investment portfolio was invested in fixed maturity securities, which are interest-sensitive assets, and cash and cash equivalents. Accordingly, our primary market risk is exposure to changes in interest rates. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, high-yield corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      At September 30, 2003, approximately 92.0% of our fixed maturity portfolio (excluding approximately $24.5 million of private placement issues) was considered investment grade. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected.

      We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered to be OTTI are written down to their estimated net realizable value as of the end of the period. We utilize both quantitative and qualitative evaluation methods to evaluate the potential for OTTI. During the three months and nine months ended September 30, 2003 we recorded an impairment charge of $300,000 and $1.3 million, respectively, on enhanced equipment trust certificates that were issued by Delta Airlines. During the three months and nine months ended September 30, 2002 we recorded an impairment charge of $390,000 related to Frontier bonds. At September 30, 2003, the Company has remaining investments in Frontier and the Delta enhanced equipment trust certificates of $325,000 and $5.4 million, respectively, included in the Unaudited Condensed Consolidated Balance Sheet included elsewhere in this report.

      In June 2003, the Company invested approximately $20 million in mortgage-backed securities and allocated an additional $50 million for high-yield corporate bonds and $6 million for equity investments. Through September 30, 2003, approximately $47 million of the high-yield allocation and $5.5 million of the equity allocation had been invested. High-yield corporate bonds are typically not investment grade.

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

      In addition, approximately $8 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133. Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three and nine months ended September 30, 2003, approximately $65,000 and $465,000, respectively, was included in investment income for the change in fair value of the inverse floating interest-only certificates.

Quantitative Information About Market Risk

      At September 30, 2003, our fixed income security portfolio was valued at $686.0 million and had an average modified duration of 3.07 years, compared to a portfolio valued at $618.9 million with an average modified duration of 3.20 years at December 31, 2002. The following table shows the effects of a change in interest rates on the fair value and modified duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	September 30, 2003			December 31, 2002

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)
+2%	$651,643	$(34,369)	3.10	$581,066	$(37,833)	2.94
+1%	668,780	(17,232)	2.92	599,244	(19,655)	2.97
0	686,012		3.07	618,899		3.20
-1%	700,695	14,683	2.90	639,729	20,830	3.26
-2%	720,402	34,390	2.97	661,713	42,814	3.37

Item 4.     Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

      (c) On October 29, 2003, a subsidiary trust of the Company issued $20 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. The Company’s trust received a total of $19.4 million in net proceeds, after the deduction of a total of approximately $600,000 of commissions paid to the placement agent in the transaction. The proceeds were invested in a debenture issued by the Company, as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Financial Condition” included elsewhere in this report.

      The Company’s trust sold the TPS in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, or alternatively, in an offshore transaction pursuant to Regulation S. The Company believes these exemptions were available because the TPS was sold in a private transaction to a trust organized outside the United States by an institutional accredited investor sophisticated and experienced with investments similar to the TPS, subject to resale limitations and offering restrictions.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated As Of October 29, 2003
10.1	Amended And Restated Declaration Of Trust Dated As Of October 29, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund
10.2	Placement Agreement, dated October 16, 2003 between the Company, American Physicians Capital Statutory Trust III, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.
10.3	Guarantee Agreement Dated As Of October 29, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K.

      The Company filed reports on Form 8-K on (1) July 16, 2003, disclosing under Items 7 and 9 that it had issued a press release announcing the resignation of Raymond Jacobsen, Chief Executive Officer of the Company’s workers’ compensation business unit; (2) August 7, 2003, disclosing under Items 9 and 12 that it had issued a press release announcing its financial results for the three months and six months ended June 30, 2003 and certain other information; and (3) September 9, 2003, disclosing under Items 7 and 9 that it had issued a press release announcing its participation in a panel discussion at the Sandler O’Neill Insurance Conference. The information included in these reports was considered furnished rather than filed. No financial statements were filed with these reports.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ WILLIAM B. CHEESEMAN

William B. Cheeseman
Its: President and Chief Executive Officer

By:	/s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer and
principal accounting officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated As Of October 29, 2003
10.1	Amended And Restated Declaration Of Trust Dated As Of October 29, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund
10.2	Placement Agreement, dated October 16, 2003 between the Company, American Physicians Capital Statutory Trust III, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.
10.3	Guarantee Agreement Dated As Of October 29, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.