Form 10-Q/A
period 2003-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2003-12-30
CIK 1118148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

SIGNATURES
EXHIBIT INDEX
Bylaws, as amended May 7, 2003
Sec. 302 Certification of Chief Executive Officer
Sec. 302 Certification of Chief Financial Officer

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

3.2	Bylaws, as amended May 7, 2003 (1)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated As Of May 15, 2003 (2)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated As Of May 22, 2003 (2)
10.1	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund (2)
10.2	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II (2)
10.3	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (2)
10.4	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P. (2)
10.5	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc. (2)
10.6	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc. (2)
10.7	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934 (2)

(1)	Filed herewith.

(2)	Filed with initial filing of June 30, 2003 Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 2003

AMERICAN PHYSICIANS CAPITAL, INC

By:	/s/ FRANK H. FREUND Frank H. Freund Its: Executive Vice President, Treasurer, Chief Financial Officer and principal accounting officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.2	Bylaws, as amended May 7, 2003 (1)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated As Of May 15, 2003 (2)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated As Of May 22, 2003 (2)
10.1	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund (2)
10.2	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II (2)
10.3	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (2)
10.4	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P (2)
10.5	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc. (2)
10.6	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc. (2)
10.7	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934 (2)

(1)	Filed herewith.

(2)	Filed with initial filing of June 30, 2003 Form 10-Q.