Form 10-K
period 2003-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2004-03-12
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2003 based on $24.48 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market’s National Market), was approximately $176.3 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

     As of February 24, 2004 the Registrant had 8,485,347 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Item 1.	Business

General

      American Physicians Capital, Inc., or APCapital, is an insurance holding company which writes primarily medical professional liability insurance through its subsidiary American Physicians Assurance Corporation, or American Physicians. We also provide, on a limited basis, health coverage through American Physicians, workers compensation insurance through our Insurance Corporation of America subsidiary, and excess and surplus lines through our APSpecialty Insurance Corporation subsidiary. Starting in late 2002, and continuing throughout 2003, we made several changes to our medical professional liability line of business, including exiting the Florida market and discontinuing the issuance of occurrence-based policies in Ohio and Kentucky. Late in 2003, we made the decision to exit the health and workers’ compensation insurance lines, and have de-emphasized our excess and surplus lines. Exit activities related to health and workers’ compensation insurance will continue into 2004, and potentially beyond. APCapital also owns several financial services companies. APCapital and its consolidated subsidiaries are sometimes referred to in this report as “we,” “us,” or “the Company.”

      APCapital was incorporated in Michigan in July 2000 to facilitate the conversion of American Physicians from a mutual insurance company to a publicly owned stock insurance company. In connection with this conversion, APCapital offered its common stock to policyholders of American Physicians, to various other groups having specified relationships to American Physicians and to the general public. APCapital stock began trading on the Nasdaq Stock Market’s National Market on December 8, 2000. The conversion became effective, the offerings were closed and American Physicians and its subsidiaries became subsidiaries of APCapital on December 13, 2000.

      American Physicians, which is APCapital’s primary subsidiary, was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan. By 1981, American Physicians insured more physicians than any other insurer in the State of Michigan, a distinction it maintains today.

Summary Premium Volume and Revenue By Line

      The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the amount of direct premiums written, net premiums written, and net premiums earned for each of our insurance operating segments, as well as investment income, net realized gains (losses), other income and total revenues and other income.

	Year Ended December 31,

	2003		2002		2001

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Direct premiums written:
Medical professional liability	$195,742	76.4%	$177,253	66.6%	$149,253	64.7%
Workers’ compensation	37,337	14.6%	64,194	24.1%	63,977	27.7%
Health	23,156	9.0%	24,433	9.2%	18,001	7.8%
Personal and commercial	—	0.0%	380	0.1%	(466)	-0.2%

Total	$256,235	100.0%	$266,260	100.0%	$230,765	100.0%

Net premiums written:
Medical professional liability	$164,157	73.1%	$154,583	64.8%	$126,830	60.8%
Workers’ compensation	38,521	17.1%	60,446	25.4%	64,754	31.0%
Health	22,208	9.9%	23,820	10.0%	18,668	8.9%
Personal and commercial	(239)	-0.1%	(432)	-0.2%	(1,473)	-0.7%

Total	$224,647	100.0%	$238,417	100.0%	$208,779	100.0%

Total revenue:
Net premiums earned:
Medical professional liability	$158,777	58.5%	$148,646	53.0%	$119,659	48.8%
Workers’ compensation	43,844	16.2%	63,517	22.6%	58,377	23.8%
Health	22,208	8.2%	23,820	8.5%	18,668	7.6%
Personal and commercial	(239)	-0.1%	(432)	-0.2%	5,667	2.3%

Total	224,590	82.8%	235,551	84.0%	202,371	82.6%
Investment income	43,294	16.0%	44,775	16.0%	47,883	19.5%
Net realized gains (losses)	2,403	0.9%	(163)	-0.1%	(5,651)	-2.3%
Other income	1,104	0.4%	376	0.1%	546	0.2%

Total revenues and other income	$271,391	100.0%	$280,539	100.0%	$245,149	100.0%

Medical Professional Liability

      Products and Services. We underwrite medical professional liability coverage for physicians, their corporations, medical groups, clinics and ancillary healthcare providers. Medical professional liability insurance protects physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer claims-made coverage in all states in which we write business, with the exception of New Mexico, and occurrence policies in a limited number of states. Our policies include coverage for the cost of defending claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. Policyholders are insured continuously while their claims-made policy is in force. We offer extended reporting endorsements (“tails”) to cover claims reported after the policy expires. Occurrence policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as two hospitals. We also have an excess and surplus lines company, APSpecialty, to provide coverage on a limited basis in select states to physicians that are part of a group practice who do not meet standard underwriting criteria. As a non-admitted company in most states, we can charge higher premiums for APSpecialty policies and issue more restricted policy terms and conditions.

      We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second group policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2003, we insured approximately 10,500 physicians in 12 states, with a concentration in our core Midwestern states of Michigan, Ohio, Illinois and Indiana, as well as Kentucky and New Mexico. The Company has withdrawn from Florida and is in the process of exiting Nevada.

      Marketing. Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system as follows: In 2003, our captive agents generated 42% of our premiums, independent agents generated 48% and we produced 10% of premiums on a direct basis without agent involvement. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, purchasing group programs and other marketing alliances.

      Our medical professional liability product line is marketed through approximately 50 agents in 10 states, with one strategic partner, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency (“SCW”), accounting for approximately 38% of medical professional liability direct premiums written during 2003. The vast majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which protects the company and makes us less vulnerable to changes in market conditions. We also work with financially sound agencies that focus on this line in targeted geographic areas. Our top ten agencies produced $131.9 million of direct premiums written, or 67% of total premium writings in 2003.

      The Michigan State Medical Society (“MSMS”), has endorsed American Physicians as its exclusive professional liability carrier of choice for 28 years. We renewed our exclusive strategic partnership through December 2006, in which we compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is endorsed by the Michigan Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.

      Underwriting and Pricing. Most of our initial underwriting work and customer contact is performed through a centralized process based in our home office. The home office underwriting department has final responsibility for the issuance, establishment and implementation of underwriting standards for all of our underwritten coverages. The local office underwriting staff have the authority to evaluate, approve and issue medical professional liability coverage for individual providers and medical groups with annual premiums that do not exceed present threshold amounts or guidelines imposed by the home office.

      Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 28 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk, high profit physicians to insure with American Physicians.

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

      Claims Management. Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians and hospitals. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expenses, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. A part of our overall claims strategy is to establish regional claims departments in our major markets. This local presence helps to facilitate better defense attorney coordination, as well as develop claims staff that have experience with the region’s legal environment, which enables us to more accurately establish case reserves. Our policies require us to provide a defense for our insureds in any suit involving a medical incident covered by the policy. The defense costs we incur are in addition to the limit of liability under the policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions.

      We emphasize early evaluation and aggressive management of claims. When a claim is reported, a claims department professional completes an initial evaluation and sets the initial reserve. As the discovery process continues, the reserve may be adjusted. We have established different levels of authority within the claims department for settlement of claims.

Workers’ Compensation

      In 2003, we wrote workers’ compensation insurance to small and mid-level accounts throughout the Midwest. Starting in the fourth quarter of 2003, we began to exit the workers’ compensation line. We are currently in the process of non-renewing all policies. The process of non-renewing policies should be substantially complete by June 30, 2004; however, premiums will continue to be earned into 2005 on policies which were written during the first half of 2004.

      Distribution, Underwriting and Pricing. Our workers’ compensation book of business had been marketed by independent agents. Underwriting and claims services were provided through our offices in the Midwest. In conjunction with exiting this line, all underwriting and policy processing functions have been centralized to our East Lansing, Michigan home office, which is responsible for all aspects of underwriting standards for all of our underwritten coverages, including pricing.

      Using a variety of data, we set our prices based on estimated futures costs. From time to time, we have reduced our discounts or applied premium surcharges to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the ultimate assumed liability. If our pricing strategy cannot yield sufficient premium to cover costs on a particular type of risk, we do not write that risk.

      Claims Management. Our claims processing has been centralized in our Louisville, Kentucky office where we have an experienced claims staff who will oversee the run-off of the claims associated with this line of business. We intend to maintain our commitment to exceptional service, aggressive claims management, quality medical care, timely payment and claims settlement throughout the run-off process. We apply numerous techniques to reduce medical and indemnity costs and, as allowed by statute, we provide medical direction for injured workers. We encourage development of alternative work for those employees who can re-enter the workforce on a limited basis.

      We apply an aggressive defense for all non-compensable claims. We encourage participation from the insured and maintain open communications with the policyholder and defense counsel throughout the life of the case. In defense contested workers’ compensation claims, our claims representatives work with pre-approved counsel who specialize in workers’ compensation defense practice. Our claims representatives are accountable for the outcome of each claim. All of these practices assist us in reducing the cost of workers’ compensation claims.

Health Insurance

      We currently write small business employee health insurance through a single preferred provider organization located in western Michigan. However, in late 2003, we have made the decision to exit this line. We can begin non-renewing policies July 1, 2004. Thus, we will continue to have written and earned premiums through the first half of 2005.

Other Insurance

      We previously sold personal and commercial insurance. We are no longer accepting new business in this line of business and have not renewed business previously written by us in this line.

      On a selective basis, we continue to offer alternative risk transfer programs.

A.M. Best Company Rating

      The financial strength and ability to meet policyholder obligations of our insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”). Our American Physicians and APSpecialty subsidiaries have a B+ (Very Good) rating, which is the sixth highest of 15 rating levels. According to A.M. Best, companies rated B+ are deemed “secure” and are assigned to insurers that have, on balance, very good balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have a good ability to meet their ongoing obligations to policyholders. Our Insurance Corporation of America subsidiary is rated B- by A.M. Best. According to A.M. Best, companies rated B- (Fair) are deemed “vulnerable” and are assigned to insurers which have, on balance, fair balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have an ability to meet their ongoing obligations to policyholders.

      In November 2003, A.M. Best reduced the financial strength rating of the APCapital Group of Companies from A- to B++. This downgrade was directly attributable to our third quarter 2003 loss announced November 6, 2003. At that time, A.M. Best put our rating under further review with a negative outlook pending completion of their analysis. In January 2004, A.M. Best reduced the financial strength rating of American Physicians and APSpecialty to B+, based on their lower capitalization. Our Insurance Corporation of America subsidiary was given a B- rating due to its change in status to a workers’ compensation run-off company. All of these ratings remain under review with a negative outlook.

      An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. Although any rating downgrade is a negative, the reduction of our A.M. Best rating has not had a material adverse impact on our business to date and we do not anticipate any significant decline in business as a result of the recent downgrades. However, any further downgrade could have a material adverse impact on our business.

      Rating agencies such as A.M. Best evaluate insurance companies based on their financial strength and ability to pay claims, factors which are more relevant to policyholders and potential customers who are purchasing insurance, and agents who are advising customers, than investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold, or sell any security.

Other Financial Subsidiaries

      We have developed and acquired a variety of other organizations to offer financial services and consulting to its customers. These services include captive insurance company arrangements, loss control consulting, risk management and investment management. Revenues from these sources are not material.

Reinsurance

      In accordance with industry practice, we cede to other insurance companies some of the potential liability under insurance policies we have underwritten. This practice, called reinsurance, helps us reduce our net liability on individual risks, stabilize our underwriting results and increase our underwriting capacity. However, if the reinsurer fails to meet its obligations, we remain liable for policyholder obligations. As payment for sharing a portion of our risk, we are also required to share a part of the premium we receive on the related policies. We determine the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are generally renegotiated annually.

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

      The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2003. A.M. Best classifies an “A” rating as “Excellent” and “A++” and “A+” ratings as “Superior.” The NR-3 rating for Gerling Global Reinsurance Corporation (“Gerling Global”) indicates that A.M. Best’s rating procedures are inapplicable, primarily due to the fact that Gerling Global’s United States subsidiary is in run-off. Other than the entities listed below, no single reinsurer’s percentage participation in 2003 exceeded 5% of total amounts recoverable from reinsurers.

				% of 2003
		Amounts	2003 Total Ceded	Amounts
	A.M. Best	Recoverable From	Premiums	Recoverable From
Reinsurer	Rating	Reinsurers	Written	Reinsurers

	(Dollars in thousands)
Hannover Ruckversicherungs	A	$34,348	$11,125	30.2%
Gerling Global Reinsurance Corporation	NR-3	17,528	1,860	15.4%
American Re-Insurance Company	A+	13,507	8,722	11.9%
Transatlantic Reinsurance Company	A++	11,284	4,271	9.9%

      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2003, we concluded that there was no material risk of not being paid by our reinsurers. We performed additional analysis on Gerling Global given the fact that the United States subsidiary is in run-off. Our review indicates that Gerling Global still has adequate surplus and cash flow, and we have not experienced any difficulties in collecting amounts due from Gerling Global, or any other reinsurers. However, we will continue to monitor the Gerling Global situation carefully, and may pursue an economic settlement or commutation if we determine this is the best long-term course of action. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

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

      We have three actuaries on our staff that analyze and develop projections of ultimate losses which are used to establish recorded reserves. Our actuaries utilized standard actuarial techniques to project ultimate losses based on our paid and incurred loss information, as well as drawing from industry data. These projections are done using actual loss dollars and claim counts. We analyze loss trends and claims frequency and severity to determine our “best estimate” of the required reserves. We then record this best estimate in the Company’s financial statements. As required by insurance regulatory authorities, we receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves. Typically, as of the end of the third quarter of each year, our independent actuary performs an initial analysis of our reserves and provides us with a preliminary indication of what they believe is the appropriate level for our recorded reserves. After year end, the independent actuary performs a much more in-depth analysis on the basis of which they render their opinion regarding the adequacy of our reserves. As part of this year end analysis, the independent actuary determines a range of reserve estimates, based on its projection methodologies, and a “select” amount within the range. If our recorded reserves are materially different than the independent actuary’s select amount, we adjust reserves so that they are near or above their select amount. This independent review of our reserves is one of the key factors that we rely on in our overall assessment of the adequacy of our reserves. To the extent that the independent actuary’s projections produce results similar to those we have developed internally, we can be reasonably assured that our assumptions and methodologies used to project ultimate losses are adequate.

      There can be no assurance that ultimate losses will not exceed our actuarially determined best estimate of loss reserves at December 31, 2003. While management does not explicitly calculate an acceptable “range” of probable reserves, historical results have shown ultimate losses have varied from our initial estimates in a range of plus or minus 8%. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which we become aware that such adjustments are necessary.

      The following table provides a reconciliation, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), of beginning and ending loss and loss adjustment expense reserve balances for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

	(Dollars in thousands)
Balance, beginning of year	$637,494	$597,046	$483,273
Less, reinsurance recoverables	(95,468)	(91,491)	(69,319)

Net balance, beginning of year	542,026	505,555	413,954
Incurred related to:
Current year	209,299	236,398	228,848
Prior years	43,443	5,630	29,000

Total incurred	252,742	242,028	257,848

Paid related to:
Current year	38,464	43,867	41,693
Prior years	181,657	161,690	124,554

Total paid	220,121	205,557	166,247

Net balance, end of year	574,647	542,026	505,555
Plus, reinsurance recoverables	98,958	95,468	91,491

Balance, end of period	$673,605	$637,494	$597,046

      During 2003, 2002, and 2001, management made adjustments to prior year reserves. These adverse adjustments totaled $43.4 million, $5.6 million, and $29.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. As a percentage of net reserves as of the beginning of the year, these adjustments were 8%, 1.1%, and 7%, respectively.

      In the second half of 2001, the Company encountered a large increase in reported losses, primarily in its Florida, Ohio and Kentucky professional liability markets. This increase in reported losses was the result of an over 20% increase in the average severity of claims reported in 2001. The 2001 adjustment was also unusually large because the Ohio and Florida markets were relatively new for the Company, making initial reserve estimates very difficult to predict. These higher than expected loss trends continued into 2002, but at a much lower level. As a result, the Company also increased prior year loss reserves in 2002, primarily in its Ohio and Florida markets.

      During the third quarter of 2003, the Company experienced a sharp increase in the severity of paid losses in our medical professional liability segment, which indicated a much higher trend in claims severity. As a result, actuarial projections resulted in higher ultimate severities of loss on currently existing claims related to the 1999 through 2002 accident years, which resulted in management increasing its estimate of incurred but not reported claims related to the 1999 through 2002 accident years by approximately $43.0 million in the third quarter of 2003.

      The unfavorable development in the third quarter of 2003 was primarily related to the Company’s Ohio ($16.4 million), Florida ($16.0 million) and Kentucky ($15.0 million) markets, partially offset by positive development of $7.8 million in the Michigan market. The Company announced its exit from the Florida market in 2002 and also discontinued writing occurrence-based policies in the Ohio and Kentucky markets in 2002. There was no significant unfavorable development noted on prior year medical professional liability loss reserves during the fourth quarter of 2003.

      The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1994 through 2003. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The “cumulative (deficiency)” or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

      The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process.

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$341,254	$334,264	$346,455	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026	$574,647
Cumulative net paid as of:
End of year	59,982	47,113	69,750	86,703	85,290	95,471	124,479	161,770	181,658
Two years later	93,724	89,260	134,184	152,656	146,497	182,541	236,653	293,852
Three Years later	122,509	122,734	181,144	188,665	198,774	251,448	322,226
Four years later	142,127	148,000	205,824	215,426	231,748	292,766
Five Years later	154,716	158,041	219,944	232,323	251,810
Six years later	160,204	165,250	227,840	243,012
Seven Years later	165,133	170,750	234,429
Eight years later	169,316	175,597
Nine Years later	172,854
Re-estimated Net Liability as of:
End of year	300,626	273,025	324,233	327,542	350,114	383,004	435,069	511,185	585,469
Two years later	251,083	259,103	302,696	314,613	334,827	373,400	449,871	538,980
Three Years later	239,185	238,572	291,406	290,490	313,248	374,729	458,846
Four years later	221,973	221,226	267,788	273,982	303,540	366,818
Five Years later	207,930	196,949	258,838	268,754	296,834
Six years later	187,451	192,521	254,272	266,546
Seven Years later	185,398	189,708	251,718
Eight years later	184,033	188,400
Nine Years later	183,996
Net cumulative (deficiency) redundancy		145,864	94,737	86,290	75,148	26,764	(44,892)	(33,425)	(43,443)
Gross liability — end of year		359,330	392,626	407,746	422,987	457,072	483,273	597,046	637,494	673,605
Reinsurance Recoverables		25,066	46,171	54,910	51,005	63,490	69,319	91,491	95,468	98,958

Net Liability — end of year		334,264	346,455	352,836	371,982	393,582	413,954	505,555	542,026	574,647

Gross re-estimated liability — latest		199,017	297,890	325,185	377,493	446,645	540,752	633,114	685,817
Re-estimated reinsurance recoverables — latest		10,617	46,172	58,639	80,659	79,827	81,906	94,134	100,348

Net re-estimated liability — latest		188,400	251,718	266,546	296,834	366,818	458,846	538,980	585,469

Gross cumulative (deficiency) redundancy		160,313	94,736	82,561	45,494	10,427	(57,479)	(36,068)	(48,323)

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

Investments

      An important component of our operating results has been the total return on invested assets. Our investment objectives are primarily to maximize current returns, in addition to generating long-term capital appreciation that can ultimately be converted to current income. We are pursuing these objectives, while maintaining safety of capital, with an emphasis on adequate liquidity for our insurance operations. All of our investment securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. As of December 31, 2003, 91.5% of our fixed-income investment portfolio, which consisted of fixed-income securities and short-term investments, was investment grade. The majority of our fixed-income portfolio is managed by one of our subsidiaries. For additional information regarding our investment results, see Note 5 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. Other invested assets include investment real estate and investment real estate limited partnerships.

Competition

      The insurance industry is highly competitive. We compete with numerous insurance companies and various self-insurance mechanisms. Many of our competitors have considerably greater financial resources and higher A.M. Best Company ratings than we have. We believe that the principal competitive factors in all of our insurance segments are service quality, name recognition, breadth and flexibility of coverages, financial stability and, to a lesser degree, price. We believe we compare favorably to many of our competitors based on our excellent service to customers, our close relationship with the medical community, primarily through various medical societies, which affords us a high degree of name recognition, our ability to customize product features and programs to fit the needs of our customers and our long history of financial stability. These factors will vary by state based on the relative strength of our competitors in each market.

      An insurance company’s rating, and in particular its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. Although our recent rating downgrades are a negative factor in our ability to compete, the reduction of our A.M. Best rating has not had a material adverse impact on our business to date and we do not anticipate any significant decline in business as a result of the recent downgrades.

Segment Information

      See Note 21 of the Notes to Consolidated Financial Statements contained elsewhere in this report for information regarding our business segments. Such information is incorporated herein by reference.

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

      Our insurance subsidiaries together are licensed to write insurance in a total of 36 states and are eligible to write excess and surplus lines in 19 states. However, we currently write business in only 14 of the states where we are licensed or eligible to write excess and surplus lines, with approximately 95% of that business coming from 8 states. Our current focus of operations is on our existing states.

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

      Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of the OFIS, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with the OFIS, or the statutory net income, excluding realized gains, for the period covered by such annual statement. At December 31, 2003, the amount available for payment of dividends without the prior approval of the OFIS was approximately $14.8 million.

      Change of Control. The Michigan Insurance Code requires that the OFIS receive prior notice of and approve a change of control for either American Physicians or APCapital. The Michigan Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation, or other entity would obtain “control” of American Physicians or APCapital if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. In addition, our plan of conversion provides that no one may acquire more than 5% of the common shares outstanding of APCapital before December 13, 2005 without OFIS approval. To obtain approval for a change of control, the proposed acquirer must file an application with the OFIS containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer. Insurance laws of other states applicable to our insurance subsidiaries have similar requirements.

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

      The ratio for our primary insurance subsidiary, American Physicians, has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to American Physicians will not increase in the future. As of December 31, 2003, American Physicians’ risk-based capital base level was $45.0 million and its total adjusted capital was $113.3 million, for a ratio of 2.5. The ratio of risk-based capital to total adjusted capital for our other two insurance subsidiaries, APSpecialty and Insurance Corporation of America, was 51.6 and 4.5 respectively, at December 31, 2003. In January 2004, APCapital contributed $25 million to American Physicians to strengthen their statutory capital and surplus.

      IRIS Requirements. The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated reviews of annual and quarterly filings.

      In 2003, our insurance company subsidiaries generated certain ratios that varied from values within the NAIC’s acceptable range. The variations and reasons for the variations are set forth in the table below:

Ratios by Company	Usual Range	Value

Company: APSpecialty Insurance Corporation
Change in net writings	<33% or> -33%	-130.4%	(1)
Company: Insurance Corporation of America
Net premium to policyholders’ surplus	<300%	613.1%	(2)
Change in net writings	<33% or> -33%	2250.6%	(3)
Two-year overall operating ratio	<100%	108.3%	(4)
Investment yield	<10% or> 4.5%	3.9%	(5)
Change in policyholders’ surplus	<50% or> -10%	99.9%	(6)
Two-year reserve development to policyholders’ surplus	<20%	21.7%	(7)

Company: American Physicians Assurance Corporation
Change in net writings	<33% or> -33%	-43.1%	(8)
Two-year overall operating ratio	<100%	114.7%	(9)
Change in policyholders’ surplus	<50% or> -10%	-23.9%	(10)
One-year reserve development to policyholders’ surplus	<20%	28.4%	(11)
Two-year reserve development to policyholders’ surplus	<20%	22.7%	(11)

(1)	The reduction in APSpecialty’s net premiums written is primarily the result of a novation that resulted in certain reserve and unearned premium balances being transferred to its sister companies, Insurance Corporation of America (“ICA”) and American Physicians. The novation, which is an outright transfer of the rights and obligations associated with the policies affected, was completed to align the Company’s major lines of business within specific insurance companies. In connection with the novation, written and earned premiums equal to the novated reserve and unearned premium balances were also transferred, which resulted in a reduction of net premiums written of $1.8 million. Without the effects of the novation, the results of this ratio would have been -59.9%, which is still outside the usual range and can be attributed to the transfer of premiums previously written by APSpecialty prior to the novation, which was effective August 1, 2003, that are now being written on American Physicians and ICA.

(2)	As a result of the novation described above, ICA’s net premiums written were increased by approximately $79.0 million, which resulted in this ratio being outside of the usual range. Without the effects of the novation, the results of this ratio would have been 87.6%, which is within the acceptable range.

(3)	This ratio is outside of the acceptable range primarily as a result of the additional $79.0 million in net premiums written recorded as a result of the novation described above; however, even without the additional $79.0 million of net premiums written, the increase in net premiums written would have been 236.1%, which is still outside of the NAIC’s usual range. The increase in the ratio is primarily due to an increase in writings related to the business transferred to ICA as a result of the novation, as well as the discontinuance, also effective on August 1, 2003, of an intercompany quota share reinsurance treaty under which ICA ceded 80% of its direct premiums written to American Physicians. With the discontinuance of the reinsurance treaty, ICA is retaining significantly more net premiums written.

(4)	ICA’s two year operating ratio is slightly skewed as a result of the novation. When the balances were novated, losses equal to the reserves transferred were incurred along with an equal amount of earned premiums, which resulted in a loss ratio of 100% on a significant portion of ICA’s business recorded during 2003. This, combined with an increase in underwriting costs associated with the salaries, employee benefits and severance of the workers’ compensation management team that was hired in 2002, are the primary reasons for the unusual ratio value.

(5)	The investment yield is calculated using a simple average of beginning and ending invested assets plus accrued investment income. During 2003, ICA saw a dramatic increase in its invested assets as a result of payments received for liabilities accepted in connection with the novation. However, this increase did not occur until August 1, 2003, which skews the simple average slightly. Using a weighted average of invested asset balances, the yield on the investment portfolio was approximately 4.4%, which is still slightly less than the NAIC’s usual value, due primarily to the percentage of ICA’s portfolio that was invested in cash and short-term investments, which produce lower yields. See “Item 7 — Management’s Discussion and Analysis — Results of Operations, Consolidated 2003 Compared to 2002” for further discussion regarding the larger than normal position in cash and short-term investments.

(6)	The increase in ICA’s statutory surplus was primarily the result of a $15 million surplus contribution from its sister company, American Physicians, offset by a net loss of approximately $7.4 million. This surplus contribution was made simultaneously with the novation to support the increase in ICA’s net premium writings as a result of the business transferred, and the discontinuance of the intercompany quota share reinsurance treaty.

(7)	The two year reserve development ratio of 21.7% is primarily the result of the novation. Because almost all of the Company’s workers’ compensation reserves are now reported on ICA, development attributed to this line is also reported on ICA. The two year reserve development compares reserves for accident years 2001 and prior to surplus as of December 31, 2001. ICA’s December 31, 2001 surplus, which was used as the denominator in the calculation, was not proportionate to the December 31, 2001 workers’ compensation reserves, and the corresponding potential for adverse development, which was one of the primary reasons an additional $15 million of surplus was contributed to ICA in 2003. If ICA’s December 31, 2003 surplus were used as the denominator in the calculation, the resulting ratio would have been 11.9%, within the NAIC’s usual value range.

(8)	The change in net writings ratio value of -43.1% is primarily the result of the novation discussed above, which resulted in a reduction of American Physicians net premium writings related to novated balances of approximately $77.3 million. Had net premiums written not been reduced as a result of the novation, the ratio would have been -9.8%, which is within the NAIC’s usual range.

(9)	The two year overall operating result ratio value of 114.7% is primarily the result of a two year loss ratio of approximately 110.4%. The unusually high loss ratio is a factor of (a) adverse development on prior year loss reserves of approximately $46.4 million and $6.4 million in 2003 and 2002, respectively, and (b) a decrease in net premiums earned during 2003 of approximately $57.4 million related to the intercompany novation.

(10)	The decrease in American Physicians’ statutory surplus during 2003 was primarily the result of a $32.2 million statutory net loss for the year ended December 31, 2003, which was due in large part to the adverse development on prior year loss reserves.

(11)	The one and two year reserve development to surplus ratio values are outside of the usual range as a result of the significant adverse development on prior year loss reserves related to the medical professional liability line of business, as discussed elsewhere in this report.

      Guaranty Fund. We participate in various guaranty associations in the states in which we write business that protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year.

      We make accruals for our portion of assessments when we become aware of any possible assessments by the associations.

Employees

      As of December 31, 2003, we had 224 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Filings Under the Securities Exchange Act of 1934

      Our website address is www.apcapital.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed. In addition, the Company’s code of ethics covering directors, officers and other employees is also available on our website.

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

      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	If we establish inadequate loss and loss adjustment expense reserves, or if they develop less favorably than in the past, our profitability may decline.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	We may be unable to collect the full amount of reinsurance recoverable from Gerling Global, a significant reinsurer, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from, the workers’ compensation, health and personal and commercial lines of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for unanticipated reserve enhancements.

•	An adverse outcome in the putative shareholder class action lawsuits against us may result in a charge to income that could have a material adverse effect on our financial condition, liquidity and results of operations.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial changes in claims frequency or severity patterns, our profitability may decline.

•	If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan and Illinois leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency, which is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect the financial condition or results of operations of the Company.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A further reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

      Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake any obligation to publicly update or alter any forward-looking statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Item 2.	Properties

      We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be five to ten years in length. We currently lease a total of approximately 70,000 square feet of space in East Lansing, Michigan; Chicago, Illinois; Louisville, Kentucky; Boca Raton, Florida; Eden Prairie, Minnesota; and Albuquerque, New Mexico. We also own various real estate investment properties as part of our investment portfolio. We are currently in the process of trying to sublease our office space in Chicago, Boca Raton and Eden Prairie.

Item 3.	Legal Proceedings

      With the exception of the following, we are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.

      On both December 30, 2003, and February 20, 2004, separate putative shareholder class action complaints were filed in the United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks money damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On each of March 2, 2004 and March 3, 2004, motions were filed by various shareholders seeking orders consolidating the two lawsuits, naming the moving shareholders as lead plaintiff and naming lead counsel. On March 9, 2004, the parties filed a stipulation and proposed order consolidating the two cases by dismissing the first suit with prejudice and appointing a lead plaintiff and lead counsel. The Company has preserved its right to challenge the propriety of certifying the case as a class action. The Court has not acted on this filing. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the three months ended December 31, 2003.

PART II

Item 5.	Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

	Sale Price

	High	Low

2003
October 1 — December 31, 2003	$28.95	$15.44
July 1 — September 30, 2003	29.22	23.92
April 1 — June 30, 2003	25.79	20.59
January 1 — March 31, 2003	22.88	18.30
2002
October 1 — December 31, 2002	$19.30	$15.03
July 1 — September 30, 2002	19.16	15.60
April 1 — June 30, 2002	20.57	15.02
January 1 — March 31, 2002	21.85	17.35

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

      As of January 31, 2004, there were 251 shareholders of record and approximately 2,500 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.

      The Company has a Stock Compensation Plan pursuant to which it grants stock options and other stock-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2003, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

Equity Compensation Plans

Number of shares
remaining available for
	Number of shares to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding shares
Plan Category	outstanding options	outstanding options	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	873,200	$18.01	123,303
Equity compensation plans not approved by shareholders	—	—	—

      The Company may from time to time repurchase shares of its outstanding common stock. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and rules of the Nasdaq stock market. The timing of the purchase and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. The following table sets forth (a) the number of shares repurchased, (b) the average price paid per share, (c) the total number of shares purchased as part of publicly announced plans, and (d) the maximum number of shares that may yet be purchased under the plans.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased	of Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plans(1)

	(a)	(b)	(c)	(d)
For the month ended October 31, 2003	21,500	$28.26	21,500	418,369
For the month ended November 30, 2003	—	—	—	418,369
For the month ended December 31, 2003	—	—	—	418,369
For the three months ended December 31, 2003	21,500	$28.26	21,500	418,369
For the year ended December 31, 2003	272,800	$28.14	272,800	418,369

(1)	On September 11, 2003, APCapital’s Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. There is no expiration date with respect to this authorization. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439, of which, 3,197,070 have been purchased at an average price per share of $18.89. The Company does not intend to make further repurchases of its outstanding common stock in the near future.

Item 6.	Selected Financial Data

      The following selected financial data, other than the selected statutory data, are derived from our consolidated financial statements which were prepared in accordance with GAAP. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. The selected statutory data are derived from our annual statements which were prepared in accordance with statutory accounting practices as required by insurance regulatory authorities. See Note 20 of the Notes to Consolidated Financial Statements for a discussion of the principal differences between GAAP and statutory accounting practices. Such information is incorporated herein by reference.

	For the Year Ended December 31,

	2003	2002(a)	2001	2000	1999(b)

Revenue:
Direct premiums written	$256,235	$266,260	$230,765	$203,169	$189,647

Net premiums written	$224,647	$238,417	$208,779	$187,076	$158,028

Net premiums earned	$224,590	$235,551	$202,371	$180,342	$148,656
Investment income	43,294	44,775	47,883	36,784	30,539
Net realized gains (losses)	2,403	(163)	(5,651)	1,164	1,849
Other income	1,104	376	546	2,428	6,676

Total revenues and other income	271,391	280,539	245,149	220,718	187,720
Losses and expenses:
Losses and loss adjustment expenses	252,742	242,028	257,848	153,518	130,949
Underwriting expenses	51,104	48,593	45,111	42,158	40,037
Investment expenses	2,940	2,515	1,788	2,978	3,283
Interest expense	1,370	373	400	716	565
Amortization expense	389	—	2,514	2,328	1,177
Other expense	3,729	1,971	4,718	2,275	1,739

Total losses and expenses	312,274	295,480	312,379	203,973	177,750

(Loss) income before federal income tax (benefit) expense and minority interest and cumulative effect of a change in accounting principle	(40,883)	(14,941)	(67,230)	16,745	9,970
Federal income tax expense (benefit)	36,296	(5,529)	(23,450)	4,800	(23,759)

(Loss) income before minority interest and cumulative effect of a change in accounting principle	(77,179)	(9,412)	(43,780)	11,945	33,729
Minority interest in consolidated subsidiary	348	—	—	—	—

(Loss) income before cumulative effect of a change in accounting principle	(76,831)	(9,412)	(43,780)	11,945	33,729
Cumulative effect of a change in accounting principle	—	(9,079)	—	—	—

Net (loss) income	$(76,831)	$(18,491)	$(43,780)	$11,945	$33,729

Net (loss) income per share — basic(c)	$(9.02)	$(1.98)	$(3.95)	$0.07

Net (loss) income per share — diluted(c)	$(9.02)	$(1.98)	$(3.95)	$0.07

(a)	Net loss for the year ended December 31, 2002 includes a $9.1 million charge, net of tax, for the write-off of goodwill related to the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with the transitional guidance given in SFAS No. 142, this write-off, related to the adoption of the standard, was treated as a cumulative effect of a change in accounting principle.

(b)	Net income for the year ended December 31, 1999 includes the effects of a large settlement with the Internal Revenue Service. Without this settlement, net income for the year ended December 31, 1999 would have been approximately $4.6 million.

(c)	The weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001, were 8,520,335, 9,339,739 and 11,071,529 basic common shares, respectively. As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, no effect of awards or options were calculated as the impact would have been anti-dilutive. The weighted average shares outstanding for the period from December 13, 2000, the date of the conversion, to December 31, 2000 were 11,134,981 basic common shares and 11,260,797 common shares assuming dilution. There were no cash dividends declared during the periods presented.

	At or For the Year Ended December 31,

	2003		2002		2001		2000		1999

Balance Sheet Data:
Total cash and investments	$834,005		$801,556		$752,508		$762,023		$541,894
Total assets	1,063,046		1,058,918		1,038,917		977,976		794,390
Total liabilities	859,037		778,629		731,952		608,551		585,604
Total GAAP shareholders’ equity(a)	201,808		280,289		306,965		369,425		208,786
GAAP Ratios:
Loss ratio	112.5%		102.7%		127.4%		85.1%		88.1%
Underwriting expense ratio	22.8		20.6		22.3		23.4		26.9
Combined ratio	135.3		123.3		149.7		108.5		115.0
Statutory Data
Loss ratio	112.5%		103.2%		131.1%		85.2%		88.0%
Underwriting expense ratio(b)	23.3		20.9		24.3		24.7		29.2
Combined ratio	135.8		124.1		155.4		109.9		117.2
Surplus	$150,270		$190,216		$203,069		$246,089		$179,829
Ratio of statutory net premiums written to surplus	1.49	x	1.25	x	1.03	x	0.76	x	0.88	x

(a)	No dividends were paid during the periods presented.

(b)	The statutory underwriting expense ratio is calculated by dividing statutory underwriting expenses by net premiums written as opposed to the GAAP underwriting expense ratio, which uses net premiums earned as the denominator.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. When we use any of the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed under “Item 1 — Business — Uncertainties Relating to Forward Looking Statements” and elsewhere in this report and from time to time in other reports filed by the Company with the Securities and Exchange Commission. The cross-referenced information is incorporated herein by reference.

Overview of APCapital’s Operations

      We are a leading provider of medical professional liability insurance coverage, writing this coverage in 12 states throughout the country. This insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. Medical professional liability insurance represented 76% of our direct premiums written in 2003. In addition, during 2003, we wrote workers’ compensation insurance in 11 states, insuring a variety of business classes. During 2003, we also participated in a health insurance program, writing small business employee health insurance through a single preferred provider organization located in Western Michigan. In the fourth quarter of 2003, the Company began to implement plans to exit the workers’ compensation and health insurance lines of business. In late 2003 and early 2004, we received downgrades in our financial strength rating from A.M. Best. These downgrades, and their potential impact on our business, are discussed more fully in “Item 1 — Business — A.M. Best Company Rating, which information is incorporated herein by reference.”

The Economics of Property & Casualty Insurance

      As a property and casualty insurer, our results of operations are primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While this measure is a key performance indicator of an insurance company’s operations, it is not uncommon for a property and casualty insurance company to generate an underwriting loss, yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.

      An insurance company earns investment income on what is commonly referred to as the “float.” The float is money that we hold, in the form of investments, from premiums that we have collected. Although most of these premiums will ultimately be used to make claim payments and to pay for claims adjustment expenses, the period of time that we hold the float prior to paying losses can extend over several years. The key factors that determine the amount of investment income we are able to generate are: 1) the rate of return, or yield, on the float, and 2) the amount of time we able to hold the float.

      Most of the insurance policies we write have a one year policy term. The written premiums associated with policies we write are earned ratably over the year in which we provide insurance coverage. This means that rate increases that we implement will not be fully earned for up to 24 months as policyholders who renewed immediately prior to the rate increase will not be charged the higher rate for up to 12 months, and then those premiums will take another 12 months to be fully earned.

      Our loss experience is a major component of our results of operations. When we receive notice of a claim that is covered under a policy we have issued, our claims adjusters establish a reserve for the expected cost to settle the claim, including estimates of any related legal or other expenses associated with resolving the claim. These reserves are referred to as “case basis” reserves. In addition, at the end of each reporting period, certain losses will have occurred that have not been reported to us. Accordingly, we establish reserves for such incurred but not reported (“IBNR”) losses and related loss adjustment expenses. Our incurred loss and loss adjustment expenses represent any payments made to settle losses, including related loss adjustment expense payments, as well as any change in our case basis and IBNR reserves.

      Paid and incurred losses give different pictures of our loss experience, and examining both can help provide a better understanding of our losses. Paid losses are the cash payments we make in a given year, irrespective of the year in which the claim giving rise to the payment occurred or was reported. Most payments made in a given year are for claims that were reported in previous years because of the extended amount of time required to resolve a claim through litigation or settlement. Incurred losses in any given year reflect our expectations of the amount that will ultimately be paid on claims reported in that year. Incurred losses in a single year, will also reflect any adjustment we make to the expected amounts that must be paid on claims reported during previous years, as well as any changes in our estimates for IBNR.

      Underwriting expenses represent costs associated with issuing new and renewal business as well as ongoing policy maintenance expenses. Some of these costs, such as commissions and premium taxes, as well as a portion of the salaries related to our underwriting staff, vary with and are primarily related to the production of new and renewal business. These costs are deferred and amortized over the related period in which we earn the premiums associated with the business written. Other costs that do not vary with the production of new and renewal business are charged to income as incurred.

      To ensure the security of our policyholders, we must maintain assets in excess of total liabilities. This excess, or “surplus,” is the principal measure used by state insurance regulators, and rating agencies such as A.M. Best, to evaluate the Company’s financial strength. Medical professional liability insurers generally attempt to keep this surplus level approximately equal to their annual net premiums written.

The Medical Professional Liability Insurance Market

      The medical professional liability insurance business, like all other property and casualty insurance markets, tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly rising premium rates, tightened underwriting standards, narrowed coverage, and the withdrawal of insurers from certain markets. Soft markets, are usually characterized by relatively flat or slow-rising premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. In the mid to late 1990’s, the medical professional liability insurance industry was generally viewed as being in a soft market. However, since approximately 2001, the trend in medical professional liability insurance has been towards a harder market. Hard and soft market cycles tend to be more extreme in the medical professional liability business than in other insurance businesses because of the longer period of time required to resolve medical malpractice claims.

      The rising cost of medical professional liability insurance has been prominent in the media in recent years. Several factors have contributed to the recent premium rate increases such as, an increase in paid losses, decreased investment income due to lower prevailing interest rates, reduced competition, and increased reinsurance rates.

      The most significant factor contributing to the increase in medical professional liability premiums in recent years is the increase in paid losses. To combat rising loss costs, we have initiated several actions including:

•	Exiting unprofitable markets such as Florida and Nevada;

•	Ceased writing occurrence-based policies in all markets with the exception of Michigan, Indiana and New Mexico.

•	Discontinued writing certain high-risk specialties;

•	Implemented on-site risk management assessments on all new business in Ohio, Kentucky and Illinois;

•	Implemented a unique communication skills assessment in targeted markets; and

•	Reduced policy limits.

      Tort reform is another factor that affects our business. Tort reform encompasses a variety of subject matters; however, the one most critical to the medical professional liability insurance market is limits on non-economic damages and punitive damages. Historically tort reform has occurred on a state by state basis. Accordingly, losses can vary dramatically by state depending on the level of tort reform the state has enacted. We monitor state tort reform closely and evaluate any changes for impacts on our current business strategies and estimated loss reserves.

      Anticipated losses will generally be the primary determinant of premium rates. We establish medical professional liability premium base rates for particular medical specialties within a given state and sometimes for a specific geographic region within a state. We also offer discounts or add surcharges for particular policyholder characteristics, such as claims history or participation in any risk-management programs. Our premium rates are based on anticipated losses on claims and related expenses, expected investment income, our surplus needs, and the desire to earn a reasonable profit for shareholders. In most states, however, insurance regulators have the authority to approve or deny proposed premium rate changes.

      Medical professional liability insurance can be written on both a claims-made and an occurrence basis. Claims-made policies, which are the most common, cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. During the last three years, approximately 70% of our medical professional liability direct premiums represented claims-made policies, with the remainder representing occurrence-based policies. Although we have discontinued writing occurrence based policies in certain states and markets, we have not seen an overall decrease in occurrence based premiums as a result of premium rate increases in New Mexico, where we are required to write occurrence based policies by law, and in other states such as Michigan.

      Accurately predicting losses on medical professional liability claims is difficult for several reasons. First, most medical professional liability claims take several years to resolve. This often lengthy resolution period reflects the time needed for the discovery of the medical malpractice, which is often not reported to the insured immediately, the filing of a claim, determining, through settlement or trial, the payment responsibilities, if any, associated with the claim, and the payment of the claim. As a result, we often must estimate the ultimate cost to settle a claim, including related expenses, several years in advance of payment. Second, the range of the ultimate potential loss can vary significantly for individual claims with similar characteristics, making it difficult to predict the ultimate loss associated with any single claim. Third, the ultimate projected loss is based, in part, on actuarial methodologies using relevant historical data, which in some cases may be limited. We review our estimates quarterly, and as facts and patterns emerge that provide us with more relevant information related to projection of ultimate expected loss costs, we adjust our estimates related to the liability for unpaid loss and loss adjustment expenses, with the change in estimates resulting in either an increase or decrease in incurred loss and loss adjustment expenses for the current period.

      As with other types of property and casualty insurance, medical professional liability insurance policies are subject to policy limits. The limits of liability purchased by our medical professional liability policyholders differ by state. In Michigan and New Mexico, the most common limits purchased are $200,000 of coverage per claim and $600,000 of aggregate coverage per year. In all other states in which we write business, the most common policy limits purchased are $1 million/ $3 million. We may write higher limits and excess coverage in conjunction with special reinsurance arrangements.

Important Agency Relationship

      The principal agency through which we write medical professional liability insurance is SCW Agency Group, Inc. and its wholly owned subsidiaries. SCW is 91.1% owned by William B. Cheeseman, one of our directors and our former president and chief executive officer. Bridget Cheeseman, Mr. Cheeseman’s adult daughter, is a vice president of SCW and owns approximately 2.5% of SCW. During the three years ended December 31, 2003, Mr. Cheeseman has received no cash or other compensation, dividends or other distributions from SCW and his only benefit from SCW from this relationship is the potential appreciation of his ownership interest in that company. If SCW increases the amount of business it writes for us, SCW will earn more commission revenue from us. To the extent the increase in commission revenue we pay SCW increases SCW’s profits, Mr. Cheeseman’s ownership interest may appreciate.

      SCW has been a significant agent for us for many years. The commission rates we have paid to SCW have been either the same or less than the commission rates we paid to our other agents. In addition, with limited exceptions, the only medical professional liability insurance sold by SCW in Michigan was written by the Company. We are not required to sell insurance solely through SCW. We believe these factors have created a more favorable agency relationship for us than we have with our other agents.

      SCW sells insurance written by several companies. However, the commissions it receives on premiums it writes for the Company typically account for 65% to 75% of its revenues. Direct premiums written for us by SCW during 2003, 2002 and 2001 totaled $75,270,000, $70,810,000 and $68,896,000, respectively, representing 29.4%, 26.6% and 29.9% of direct premiums written during such years. Commission expense we incurred related to SCW approximated $5,962,000, $5,560,000 and $4,660,000 in 2003, 2002 and 2001, respectively.

      Based on financial information made available to us, we estimate SCW’s net profits on the commission revenue earned from us in 2003 to be approximately $1.2 million. We have not attempted to independently audit or verify the information SCW has furnished, although we have no reason to believe it is inaccurate. For purposes of this disclosure, we have estimated the net profits that SCW earned on the revenue received from us by calculating the profit percentage that SCW’s net profits bears to its total revenue in 2003 and applying that percentage to the revenue earned from us.

      Prior to Mr. Cheeseman’s retirement, there were various safeguards to protect the Company from actual or potential conflicts of interest arising from this relationship. Mr. Cheeseman was prohibited from acting as a director, officer or employee of SCW and, pursuant to Company policy, did not participate in day-to-day discussions between the Company and SCW or in decisions about whether to underwrite business proposed to be written by SCW prior to his retirement. Moreover, we applied and continue to apply the same underwriting rules to business written by SCW as we apply to business written by other agencies. These underwriting rules are generally filed with the regulatory agencies in the various states in which we do business and are established solely by the Company in order to control the quality of business submitted by all agents, including SCW. We also monitor our loss experience on the business written by our agents, including SCW. Since his retirement from APCapital, Mr. Cheeseman has taken a more active role in the activities of SCW.

      In January 2004, we completed a new 5-year contract with SCW. The agreement provides for American Physicians to be the exclusive medical professional liability carrier SCW represents in the state of Michigan, subject to limited exceptions, such as a further downgrade of our A.M. Best rating. However, we continue to have the right to appoint other agents. SCW may continue to represent other insurance companies in other states. The contract provides for SCW to be paid commissions consistent with the marketplace. The terms of the new agency agreement were determined by negotiations between our management staff, SCW’s management, and under the review of independent consultants, and ultimately approved by our board of directors. In rendering its approval, the board of directors considered the fairness of the agreed rates and determined that they were fair to the Company based, upon other things, an evaluation of market rates and agreements between the Company and its other agents.

Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s earnings in the period those estimates changed. The following policies are those we believe to be the most sensitive to estimates and judgments. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Such information is incorporated herein by reference.

Unpaid Losses and Loss Adjustment Expenses

      Our Consolidated Financial Statements include estimated reserves for unpaid losses and loss adjustment expenses related to our various insurance lines of business. We have actuaries on our staff that analyze and develop projections of ultimate payments that will be made to settle all losses incurred as of each balance sheet date, and the related loss adjustment expenses. Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information and claim count, as well as industry data. These projections are done using the Company’s data, including the number of claims reported and paid, and the average severity of reported and paid claims, as well as industry data. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. A key projection used in the actuarial estimation of ultimate losses takes an average payment (severity) times a projected total number of claims (frequency). Accordingly, any changes in the frequency or severity of claims reported to us can have a significant impact on actuarial estimates of ultimate losses and recorded reserves. Based on these quantitative as well as other qualitative factors, such as a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and the current reserving practices of the Company’s claims department, we select a “best estimate” of ultimate future losses, and then record this best estimate in the Company’s Consolidated Financial Statements. As required by insurance regulatory authorities, we receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves.

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

      It often takes several years for medical professional liability claims to be resolved, three to six years on average from the time the loss is reported. As a result, the ultimate payment can be difficult to project due to changes in legal and other economic environmental factors during the intervening period. In addition, changes in the Company’s case reserving philosophy, such as those executed by the Company over the last two years, can introduce additional uncertainty into the actuarial estimation process, as a strengthening of case reserves results in higher reported losses, which increases the average severity of claims used in actuarial projections. Therefore, careful consideration must be made when evaluating the strengthening of case reserves to ensure that the impact on ultimate projected losses is not under or overstated.

      The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. In addition, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the affects of many of these variables cannot be directly quantified, particularly on a prospective basis.

      Although considerable variability is inherent in such estimates, we believe that the reserve for unpaid losses and loss adjustment expenses is adequate. However, there can be no assurance that losses will not exceed the reserve for unpaid losses and loss adjustment expenses, as future trends related to the frequency and severity of claims, and other factors, may develop differently than management has projected.

      The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded 8% of our recorded net reserves as of the beginning of the period, but can materially and adversely affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability industry, adjustments have occurred in each of the last several years.

      With the exception of reserves for extended reporting period claims discussed below, we do not discount our reserves to recognize the time value of money.

Investments

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

      Equity securities are carried at quoted market values. The fair value of fixed maturity securities is based on market quotations provided to us by our third-party custodian who engages independent third party pricing sources that use valuation models. The valuation models used by the independent third party pricing sources use indicative information such as ratings, industry, coupon, and maturity along with publicly traded bond prices to determine security specific spreads, and the ultimate fair value of the non-publicly traded fixed maturity securities. Real estate is carried at the lesser of historical cost, less accumulated depreciation or estimated fair value as determined by recent appraisals, offers from prospective independent third-party buyers, or the undiscounted future cash flows associated with the property. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

      We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered to be other than temporarily impaired (“OTTI”) are written down to their estimated net realizable value as of the end of the period in which the OTTI was noted. Subsequent recoveries in the fair value of impaired securities are not reported in income, but rather as unrealized gains, net of tax, in comprehensive income. Inherent in our evaluation of a particular security are assumptions and estimates about the operations of the issuer, and its future liquidity and earnings potential. Some of the factors considered in evaluating whether a decline in market value is other than temporary are:

•	Our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

•	The recoverability of principal and interest related to the security;

•	The duration and extent to which the fair value has been less than cost for equity securities, or amortized cost for fixed maturity securities;

•	The financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions; and

•	The specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity.

      The following table shows the aging of unrealized losses included in our investment portfolio as of December 31, 2003:

Security Type	<3 Months	3-6 Months	6-9 Months	9-12 Months	>12 Months

	(In thousands)
Fixed maturity	$(74)	$(249)	$(319)	$—	$—
Equity	(106)	—	—	—	—

Total	$(180)	$(249)	$(319)	$—	$—

      During the year ended December 31, 2003, we recorded an impairment charge of $1.3 million on enhanced equipment trust certificates that were issued by Delta Airlines. During the years ended December 31, 2002 and 2001 we recorded an impairment charge of $520,000 and $5.9 million, respectively related to bonds issued by Frontier Corporation, a subsidiary of Global Crossings. At December 31, 2003, the

Company’s investment in Delta enhanced equipment trust certificates is carried in the Consolidated Balance Sheets, included elsewhere in this report, at a value of $5.4 million. In December of 2003, the Frontier bonds, as part of bankruptcy proceedings, were converted to equity securities of Frontier’s parent company, Global Crossings. We received a total of 15,865 shares of Global Crossing common stock based on the amount of bonds held by the Company. These shares had an initial fair value of $35 per share, which resulted in a realized gain of approximately $245,000 upon the conversion.

Reserve for Extended Reporting Period Claims

      A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DDR”) insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2003 and 2002, our recorded DDR reserves were $14.0 million.

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

      Under our primary professional liability reinsurance contract, the portion of the policyholder premium ceded to the reinsurers is “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We pay a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. To the extent that our estimate for unpaid losses and loss adjustment expenses changes, the amount of swing rated reinsurance premiums may also change.

      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2003, we concluded that an allowance for uncollectible reinsurance recoverables was unnecessary. We do, however, have a reinsurance recoverable from Gerling Global (“Gerling”) of approximately $17.5 million ($13.3 million net of ceded premiums payable of $4.2 million), at December 31, 2003. In 2002, Gerling’s parent company put Gerling’s United States subsidiary into run off resulting in a series of A.M. Best rating downgrades for Gerling. We have discussed the possibility of a settlement with Gerling, but have not received an offer that we deem financially adequate. We continue to believe that Gerling has adequate surplus and cash flow to satisfy its obligations to us and we have not experienced any difficulties in collecting amounts due from Gerling; however, there can be no assurance that amounts currently recoverable from Gerling will ultimately be collected. Because the Company has not experienced any difficulties in collecting amounts from Gerling, and in light of Gerling’s current surplus levels and cash flows, we determined not to accept the settlement offer because we do not believe that it is in the Company’s best long-term economic interest. We will continue to monitor Gerling’s financial strength and liquidity and may pursue a settlement in the future if circumstances change. The periodic analysis of Gerling includes reviews of Gerling’s publicly available financial information, as well as monitoring of trade publications and press releases. Should there be a material change in the financial condition of Gerling, our assessment of its ability to meet its obligations to us may also change. Our assessment of the financial strength and liquidity of Gerling is the primary basis by which we have determined not to record a valuation allowance against this recoverable.

Income Taxes

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Accounting for deferred taxes in accordance with GAAP requires us to make a qualitative analysis of our deductible temporary differences, past financial history and future earnings projections to determine how much of a deferred tax asset can be recognized. The standard for measuring whether or not a gross deferred tax asset can be recognized is “more likely than not” based on all available evidence. In making this evaluation, historical losses weigh more heavily than future earnings projections due to uncertainties inherent in making such projections. Accordingly based on our recent loss experience, we have determined that sufficient taxable income may not exist in the periods of reversal, and have recorded a deferred tax asset valuation allowance for the entire net deferred tax asset as, under the accounting guidance, there is no reasonable basis to support carrying some of the individual deferred tax assets and not others. The establishment of the valuation allowance is recorded as federal income tax expense in the accompanying Consolidated Statements of Income, included elsewhere in this report. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the deferred tax valuation allowance and its impact on our financial condition and results of operations. Such information is incorporated herein by reference.

Earned But Unbilled Premiums

      In addition to premiums earned on written premiums, the Company also recognizes premium income for any changes in estimated “earned but unbilled premiums” in connection with future audit premium billings on workers’ compensation insurance policies. Audit premiums are retroactive adjustments made after the policy’s expiration that result in either additional premium billings or premium refunds based on the insured’s actual employee head count and other factors. Earned but unbilled premiums represent the portion of estimated future audit premiums that will be billed in future periods, but have been earned during the period based on the effective dates of the policies that are expected to generate the future audit premium billings. Estimated future audit premium billings are based on historical audit premium billings, adjusted for factors related to the current economic environment. To the extent that there are changes in the classes of businesses that we insure, or that the headcount at insured businesses changes based on the overall economic environment, our use of historical data to estimate future earned but unbilled premiums may result in amounts that differ from actual billings. The estimate for earned but unbilled premiums at December 31, 2003 and 2002 was $339,000 and $945,000, respectively.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs (“DAC”) are those costs that vary with and are primarily related to the production of new, or renewal, business and include such costs as commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC, that is, the DAC must be recoverable. In evaluating the recoverability of

DAC, we have made certain assumptions regarding future costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income in determining the recoverability of DAC, which requires certain assumptions regarding the timing of payments of future loss and loss adjustment expenses, as well as the yield on our investment portfolio. Based on our analysis as of December 31, 2003, the DAC carried on the Consolidated Balance Sheets, included elsewhere in this report, of $10.4 million, was deemed to be fully recoverable. While we believe that our assumptions and estimates related to the recoverability of DAC are reasonable, historically, our accident year loss ratios have developed unfavorably. In the event that future unfavorable adjustments to loss reserves occur, the likelihood of our being able to recover these deferred costs will diminish, and the possibility of a write-off of a portion or all of our DAC in future periods will increase.

Description of Ratios Analyzed

      In the analysis of our operating results that follows, we refer to various financial ratios that management uses to analyze and compare the underwriting results of our insurance operations. These ratios are calculated on a GAAP basis and include:

Loss Ratio

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

Underwriting Expense Ratio

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

Combined Ratio

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

Results of Operations

Consolidated Results of Operations

      The following table sets forth our results of operations for the years ended December 31, 2003, 2002 and 2001 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

				Percentage			Percentage
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$158,777	$148,646	$10,131	6.8%	$119,659	$28,987	24.2%
Workers’ compensation	43,844	63,517	(19,673)	-31.0%	58,377	5,140	8.8%
Health	22,208	23,820	(1,612)	-6.8%	18,668	5,152	27.6%
Personal and commercial	(239)	(432)	193	-44.7%	5,667	(6,099)	-107.6%

Total net premiums earned	224,590	235,551	(10,961)	-4.7%	202,371	33,180	16.4%

Investment income	43,294	44,775	(1,481)	-3.3%	47,883	(3,108)	-6.5%
Net realized gains (losses)	2,403	(163)	2,566	1574.2%	(5,651)	5,488	97.1%
Other income	1,104	376	728	193.6%	546	(170)	-31.1%

Total revenues and other income	271,391	280,539	(9,148)	-3.3%	245,149	35,390	14.4%

Losses and loss adjustment expenses	252,742	242,028	10,714	4.4%	257,848	(15,820)	-6.1%
Underwriting expenses	51,104	48,593	2,511	5.2%	45,111	3,482	7.7%
Investment expenses	2,940	3,091	(151)	-4.9%	2,518	573	22.8%
Interest expense	1,370	373	997	267.3%	400	(27)	-6.8%
Amortization expense	389	—	389		2,514	(2,514)	-100.0%
General and administrative expenses	2,921	1,395	1,526	109.4%	1,504	(109)	-7.2%
Restructuring costs	808	—	808		2,484	(2,484)	-100.0%

Total expenses	312,274	295,480	16,794	5.7%	312,379	(16,899)	-5.4%

Loss before federal income taxes, minority interest and cumulative effect of a change in accounting principle	(40,883)	(14,941)	(25,942)	-173.6%	(67,230)	52,289	77.8%
Federal income tax expense (benefit)	36,296	(5,529)	41,825	756.5%	(23,450)	17,921	76.4%

Loss before minority interest and cumulative effect of a change in accounting principle	(77,179)	(9,412)	(67,767)	-720.0%	(43,780)	34,368	78.5%
Minority interest in net loss of consolidated subsidiary	348	—	348		—	—

Loss before cumulative effect of a change in accounting principle	(76,831)	(9,412)	(67,419)	-716.3%	(43,780)	34,368	78.5%
Cumulative effect of a change in accounting principle	—	(9,079)	9,079		—	(9,079)

Net loss	$(76,831)	$(18,491)	$(58,340)	-315.5%	$(43,780)	$25,289	57.8%

Loss ratio	112.5%	102.7%	9.8%		127.4%	-24.7%
Underwriting ratio	22.8%	20.6%	2.2%		22.3%	-1.7%
Combined ratio	135.3%	123.3%	12.0%		149.7%	-26.4%

      2003 Compared to 2002. The net loss reported for 2003 was primarily attributable to unfavorable development on prior year loss reserves of $43.4 million and the establishment of a deferred tax valuation allowance of $50.6 million. The unfavorable development on prior year loss reserves was primarily related to our medical professional liability segment, and was the result of an increase in paid loss severity noted during the third quarter, particularly in our Florida, Ohio and Kentucky markets. We also established the deferred tax valuation allowance in the third quarter of 2003, as there was not adequate support regarding the availability of future taxable income based on our recent loss history. Our net loss in 2002 was primarily the result of a $55.1 million underwriting loss, and a $9.1 million charge, net of tax, for the write-off of goodwill, which was recorded as a cumulative effect of a change in accounting principle, partially offset by $44.8 million of investment income.

      Net premiums earned decreased during 2003, as compared to 2002, primarily as a result of the restructuring of our workers’ compensation book of business that began in 2002. In the fourth quarter of 2003, we announced our intention to exit the workers’ compensation and health insurance lines of business, which is anticipated to cause a decrease in our net premiums earned in 2004.

      The yield on our investment portfolio was 5.55% for 2003 compared to 5.98% for 2002. The lower yield in 2003 was the result of a general decline in interest rates combined with a higher cash balance during the first part of the year, which produces a significantly lower yield than longer-term more productive assets. We delayed investing a portion of the cash flow generated during the first half of 2003 due to the very low interest rate environment and our reluctance to lock-in longer-term interest rates at prevailing levels.

      Incurred loss and loss adjustment expenses increased during 2003 as a result of the $43.4 million of unfavorable development on prior year loss reserves mentioned above. Prior year unfavorable loss reserve development in 2002 was $5.6 million. The consolidated calendar year loss ratio for the 2003 year was 112.5%, consisting of 19.3% on prior accident years and 93.2% on the current accident year. In 2002, the current year accident loss ratio was 100.3%, with a prior year loss ratio of 2.4%, for a total calendar year loss ratio of 102.7%. Our incurred loss and loss adjustment expenses are analyzed more fully in the discussions of our individual operating segment results.

      Underwriting expenses increased during 2003 as a result of increased salary and employee relation costs, amortization of our deferred policy acquisition costs, and the inclusion of Physicians Insurance Company (“PIC”) in our consolidated results during 2003. Physicians Insurance Company is a start up medical professional liability insurance company in Florida in which the Company has a 49% ownership interest. As a result of recent changes in accounting rules, we are required to consolidate Physicians Insurance Company despite not having a controlling financial interest. See “— Effects of New Accounting Pronouncements,” for further discussion regarding our investment in PIC.

      The increase in interest expense during 2003 was the result of the issuance of $30.9 million of debentures in May of 2003.

      Amortization expense during 2003 relates to a definite-lived intangible asset acquired in connection with our investment in PIC. See Note 4 of the Notes to Consolidated Financial Statements for further information regarding this and other intangible assets. Such information is incorporated herein by reference.

      Our general and administrative expenses increased during 2003 primarily as a result of increased legal, audit, and other professional fees pertaining to compliance with the new Sarbanes-Oxley legislation, and related SEC rules, and legal and investment banking fees incurred in the fourth quarter pursuant to the Board of Directors’ evaluation of alternatives to maximize shareholder value after the loss reported in the third quarter.

      Restructuring expenses incurred during 2003 were recorded during the fourth quarter and relate to employee separation costs as a result of terminations in connection with the initiation of our exit from the workers’ compensation segment. As we continue our exit from workers’ compensation in 2004 and beyond, we anticipate incurring approximately $300,000 of additional employee separation costs in future periods in accordance with the guidance given in Statement of Financial Accounting Standards “SFAS” No. 146. See “— Effects of New Accounting Pronouncements” for further discussion of the impact of the adoption of SFAS No. 146.

      The federal income tax expense recorded in 2003, as compared to the benefit recorded in 2002, was the result of the establishment of the deferred tax valuation allowance as described above. Once we have re-established a pattern of profitability, and can demonstrate the availability of future taxable income, the deferred tax valuation allowance may be reduced, which will create a federal income tax benefit in the period of reduction.

      2002 Compared to 2001. The net loss reported in 2002 was primarily the result of a $55.1 million underwriting loss, partially offset by investment income of $44.8 million. Other significant items included the write-off of goodwill, which totaled $9.1 million net of tax, and was recorded as a cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142. The 2002 loss ratio decreased to 102.7% from 127.4% in 2001, primarily as a result of rate increases, tighter underwriting standards and less development on prior year loss and loss adjustment expense reserves. Loss and loss adjustment expenses incurred during 2001 included $29.0 million of unfavorable development on prior year loss reserves, which were recorded in the third and fourth quarter as a result of emerging loss trends. Rate increases initiated in 2001 began to be earned in 2002, which resulted in a $33.2 million increase in net premiums earned from 2001 to 2002. The prior year unfavorable development, combined with the lower net premiums earned were the primary factors contributing to the recorded net loss of $43.8 million in 2001.

      The increase in net premiums earned was the result of rate increases initiated in 2001 on our medical professional liability line, and is discussed more fully in that segment’s results of operations.

      The decline in investment income was primarily the result of a lower interest rate environment in 2002, compared to 2001. In addition, the Company spent $27.5 million to fund its share repurchase program during the year ended December 31, 2002, which reduced the amount of invested assets during 2002 as compared to 2001. The average yield on the Company’s investment portfolio was 5.98% for the year ended December 31, 2002 compared to 6.36% for 2001.

      The decrease in net realized losses in 2002 was the result of a charge for other than temporarily impaired securities in 2001 of $5.9 million related to bonds issued by Frontier Corporation. These same bonds were written down an additional $520,000 during 2002.

      The decrease in incurred loss and loss adjustment expenses was the result of the $29.0 million of unfavorable development on prior year loss reserves recorded in 2001. Unfavorable development on prior year loss reserves in 2002 was $5.6 million. Our incurred loss and loss adjustment expenses are analyzed more fully in the discussions of our individual operating segments.

      The increase in underwriting expenses was the result of additional commissions and premium taxes on higher premium volumes in 2002 as compared to 2001.

      In accordance with the provisions of SFAS No. 142, the Company did not record any amortization expense during the year ended December 31, 2002. Amortization expense for the year ended December 31, 2001 was $2.5 million and related primarily to goodwill acquired in connection with the purchase of the Stratton-Cheeseman Management Company in 1999. See Note 4 to the Consolidated Financial Statements for further discussion regarding amortization expense and the effect of SFAS No. 142 on the Company’s operating results. Such information is incorporated herein by reference.

      Restructuring costs in 2001 were incurred in connection with a reduction of personnel in our Information Systems department and our senior management team as the Company evaluated the impact of recently becoming a publicly traded company and made certain organization changes to obtain expertise in its core lines of business.

      The Company recorded $5.5 million in federal income tax benefit for the year ended December 31, 2002, compared to a benefit of $23.5 million during 2001. The income tax benefit recorded was a result of net losses in those periods. The effective tax rate was 37.0% for the year ended December 31, 2002, compared to 34.9% for 2001.

Medical Professional Liability Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our medical professional liability insurance operations for the years ended December 31, 2003, 2002 and 2001.

				Percentage			Percentage
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Direct premiums written:
Michigan	$54,629	$50,077	$4,552	9.1%	$44,927	$5,150	11.5%
Illinois	54,108	35,429	18,679	52.7%	22,006	13,423	61.0%
Ohio	35,793	33,731	2,062	6.1%	24,864	8,867	35.7%
New Mexico	16,268	11,448	4,820	42.1%	9,236	2,212	23.9%
Kentucky	15,747	15,742	5	0.0%	15,738	4	0.0%
Florida	10,683	23,637	(12,954)	-54.8%	26,690	(3,053)	-11.4%
Nevada	4,833	4,595	238	5.2%	2,945	1,650	56.0%
Other	3,681	2,594	1,087	41.9%	2,847	(253)	-8.9%

Total	$195,742	$177,253	$18,489	10.4%	$149,253	$28,000	18.8%

Net premiums written	$164,157	$154,583	$9,574	6.2%	$126,830	$27,753	21.9%

Net premiums earned	$158,777	$148,646	$10,131	6.8%	$119,659	$28,987	24.2%
Incurred loss and loss adjustment expenses:
Current year	153,180	157,750	(4,570)	-2.9%	145,890	11,860	8.1%
Prior years	44,250	4,500	39,750	883.3%	22,700	(18,200)	-80.2%

Total	197,430	162,250	35,180	21.7%	168,590	(6,340)	-3.8%
Underwriting expenses	31,315	27,157	4,158	15.3%	23,281	3,876	16.6%

Underwriting loss	$(69,968)	$(40,761)	$(29,207)	71.7%	$(72,212)	$31,451	-43.6%

Loss before federal income taxes, minority interest and cumulative effect of a change in accounting principle	$(33,821)	$(5,219)	$(28,602)	548.0%	$(41,943)	$36,724	-87.6%

Loss ratio:
Accident year	96.5%	106.1%	-9.6%		121.9%	-15.8%
Prior years	27.8%	3.1%	24.7%		19.0%	-15.9%

Calendar year	124.3%	109.2%	15.1%		140.9%	-31.7%
Underwriting expense ratio	19.7%	18.3%	1.4%		19.5%	-1.2%
Combined ratio	144.0%	127.5%	16.5%		160.4%	-32.9%

      2003 Compared to 2002. Direct premiums written for the medical professional liability segment increased in 2003 primarily as a result of rate increases in virtually all markets, partially offset by our exit from the Florida market. Our insured physician count at December 31, 2003 has decreased approximately 12% from December 31, 2002 due to our exit from the Florida market, the discontinuance of Ohio occurrence-based policies and the elimination of poor risks in other markets. The average premium per policy in-force has increased from approximately $13,400 at December 31, 2002 to approximately $16,300 at December 31, 2003, an increase of 21.6%. The decrease in direct premiums written in Florida, as a result of our exit from that state was partially offset by direct premiums written of approximately $3.8 million by Physicians Insurance Company (“PIC”), a newly consolidated entity. See “— Effects of New Accounting Pronouncements” for further discussion regarding our investment in PIC.

      We believe that the current pricing environment for medical professional liability insurance is favorable. We expect medical professional liability direct premiums written to increase moderately in the future as the Company is granted additional rate increases by regulatory authorities. However, this growth may be limited by our ability to allocate appropriate levels of statutory capital and surplus to the medical professional liability segment. The decrease in premiums related to our exit from the Florida and other markets is expected to be offset by rate increases in other states. While we do not anticipate any significant decline in business as a result of our recent A.M. Best downgrades, the downgrades could adversely impact our competitive position within the marketplace, making it more difficult to retain or attract new policyholders.

      Our net premiums written and earned during 2003 did not increase as much as direct premiums written primarily due to an increase in the cost of reinsurance, which resulted in additional ceded written and earned premiums.

      The increase in incurred loss and loss adjustment expenses was primarily the result of $43 million of adverse development on prior year loss and loss adjustment expense reserves in the third quarter of 2003. This unfavorable development is discussed more fully under “Item 1 — Business — Loss and Loss Adjustment Expense Reserves.” The cross-referenced information is incorporated herein by reference.

      The loss ratio, on an accident year basis, was 96.5% for the year ended December 31, 2003 compared to 106.1% for the year ended December 31, 2002. The decrease in the accident year loss ratio was primarily the result of rate increases taken in all markets.

      The increase in underwriting expenses was the result of increased salaries and employee relations costs as we added to our claims and underwriting personnel. In addition, higher premium volumes resulted in increased commissions and premium taxes. We anticipate that the medical professional liability underwriting ratio may increase in the near future due to the increased allocation of corporate and other overhead expense to this segment as we exit the workers’ compensation and health lines.

      2002 Compared to 2001. The increase in direct premiums written was primarily the result of premium rate increases and reduced discounts instituted by the Company in late 2001 and continued through 2002, partially offset by our exit from the Florida market, which began in December of 2002. Insured physician counts were relatively flat from December 31, 2001 to December 31, 2002.

      During 2002 and 2001, we experienced adverse development on prior year loss reserves. The 2002 adverse development, approximately $4.5 million, emerged primarily in our Florida and Ohio markets where loss frequency and severity have both exceeded our original expectations. The 2001 adverse development on prior year loss reserves, approximately $22.7 million, was the result of a significant increase in reported losses in the second half of 2001. Losses on prior accident years increased in our Ohio, Florida and Kentucky markets and were caused primarily by a dramatic increase in loss severity. The accident year loss ratio was 106.1% for the year ended December 31, 2002, compared to 121.9% for 2001. The decrease in the accident year loss ratio is the direct result of premium rate increases, and reduced discounts taken in 2002.

      The increase in underwriting expenses from 2001 to 2002 was primarily the result of increased commissions and premium taxes on the higher premium volume.

Workers’ Compensation Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our workers’ compensation insurance operations for the years ended December 31, 2003, 2002 and 2001.

				Percentage			Percentage
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Direct premiums written:
Minnesota	$14,685	$29,811	$(15,126)	-50.7%	$30,069	$(258)	-0.9%
Michigan	9,196	11,639	(2,443)	-21.0%	9,803	1,836	18.7%
Illinois	6,513	9,104	(2,591)	-28.5%	8,957	147	1.6%
Indiana	4,769	7,118	(2,349)	-33.0%	6,787	331	4.9%
Wisconsin	1,678	488	1,190	243.9%	688	(200)	-29.1%
Iowa	141	1,375	(1,234)	-89.7%	4,000	(2,625)	-65.6%
Kentucky	(9)	3,912	(3,921)	-100.2%	3,197	715	22.4%
Other	364	747	(383)	-51.3%	476	271	56.9%

Total	$37,337	$64,194	$(26,857)	-41.8%	$63,977	$217	0.3%

Net premiums written	$38,521	$60,446	$(21,925)	-36.3%	$64,754	$(4,308)	-6.7%

Net premiums earned	$43,844	$63,517	$(19,673)	-31.0%	$58,377	$5,140	8.8%
Incurred loss and loss adjustment expenses:
Current year	37,032	55,157	(18,125)	-32.9%	57,112	(1,955)	-3.4%
Prior years	(1,400)	—	(1,400)		5,600	(5,600)	100%

Total	35,632	55,157	(19,525)	-35.4%	62,712	(7,555)	-12.0%
Underwriting expenses	15,698	16,222	(524)	-3.2%	16,402	(180)	-1.1%

Underwriting loss	$(7,486)	$(7,862)	$376	-4.8%	$(20,737)	$12,875	-62.1%

Loss before federal income taxes, minority interest and cumulative effect of a change in accounting principle	$(2,680)	$(2,520)	$(160)	6.3%	$(14,974)	$12,454	-83.2%

Loss ratio:
Accident year	84.5%	86.8%	-2.3%		97.8%	-11.0%
Prior years	-3.2%	0.0%	-3.2%		9.6%	-9.6%

Calendar year	81.3%	86.8%	-5.5%		107.4%	-20.6%
Underwriting expense ratio	35.8%	25.5%	10.3%		28.1%	-2.6%
Combined ratio	117.1%	112.3%	4.8%		135.5%	-23.2%

      2003 Compared to 2002. Workers’ compensation direct premiums written decreased during 2003 as a result of the restructuring of this book of business initiated in 2002 and the subsequent decision to exit this line completely in 2003. We expect direct premiums written related to this line to decrease further in 2004 as we complete our exit from this line.

      In June 2002, the Company filled several executive and management positions in its workers’ compensation segment. These positions were filled to improve the overall performance of this segment, reduce risk exposures and improve profitability. However, during 2003, the workers’ compensation market remained very competitive and the growth of this line did not keep pace with expectations. As a result, in the third quarter of 2003, management made the decision to exit this line of business.

      Management has determined that non-renewing our workers’ compensation policies is the most effective way to achieve the exit of this line of business. As a result, APCapital ceased discussions to sell its workers’

compensation policy renewals under the terms of a previously announced non-binding letter of intent. We are required by various state regulatory authorities to provide a notification period, typically 30 to 90 days, to insureds prior to non-renewing their policies to provide them time to find alternative coverage. We began mailing non-renewal notices in February 2004, which means that additional written premiums may continue into the second quarter of 2004.

      Net premiums earned did not decrease as much as direct premiums written as we continued to earn in 2003 the premiums that were written in 2002.

      The restructuring of this book of business, combined with rate increases and improved claims management, have translated into lower calendar year and accident year loss ratios, which were 81.3% and 84.5%, respectively, for the year ended December 31, 2003 compared to 86.8% and 86.8%, respectively, for the same period of 2002. The benefits of the improved claims management and rate increases, however, were partially offset by an increase in loss adjustment expenses related primarily to salaries, in the first half of 2003, of the executives and managers the Company hired to restructure the workers’ compensation book of business, as well as assessments related to workers’ compensation business in the state of Minnesota.

      Salary and employee relations costs related to the management team during the first half of 2003, combined with the decreases in net premiums earned, were the primary reasons for the increases in the underwriting expense ratios.

      Management is continuing to pursue a loss portfolio transfer of our existing workers’ compensation reserves for unpaid losses and loss adjustment expenses. As of December 31, 2003 workers’ compensation reserves totaled $62.3 million, $60.6 million net of reinsurance.

      2002 Compared to 2001. Workers’ compensation net premiums earned increased for the year ended December 31, 2002 compared to 2001, primarily as a result of continuing to earn premiums written in 2001, which exceeded those written in 2000 due to policy growth in 2001, primarily in our Minnesota, Illinois and Indiana markets.

      The decrease in the loss ratio from 2001 to 2002 was due to an overall pattern of increasing premium rates and reduced discounts in all markets, as well as a $5.0 million reserve enhancement related to prior accident years in 2001. There was no reserve development related to prior accident years in 2002.

      The decrease in the workers’ compensation underwriting expense ratio resulted primarily from the 8.8% growth in net premiums earned for the year ended December 31, 2002 as compared with 2001, as underwriting expenses remained relatively flat.

Health Insurance Operations

      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our health insurance operations for the years ended December 31, 2003, 2002 and 2001.

				Percentage			Percentage
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Direct premiums written	$23,156	$24,433	$(1,277)	-5.2%	$18,001	$6,432	35.7%

Net premiums written	$22,208	$23,820	$(1,612)	-6.8%	$18,668	$5,152	27.6%

Net premiums earned	$22,208	$23,820	$(1,612)	-6.8%	$18,668	$5,152	27.6%
Incurred loss and loss adjustment expenses:
Current year	19,087	23,254	(4,167)	-17.9%	18,430	4,824	26.2%
Prior years	(468)	—	(468)		—	—

Total	18,619	23,254	(4,635)	-19.9%	18,430	4,824	26.2%
Underwriting expenses	3,875	4,849	(974)	-20.1%	4,193	656	15.6%

Underwriting loss	$(286)	$(4,283)	$3,997	-93.3%	$(3,955)	$(328)	8.3%

Income (loss) before federal income taxes, minority interest and cumulative effect of a change in accounting principle	$490	$(3,572)	$4,062	-113.7%	$(3,750)	$178	-4.7%

Loss ratio:
Accident year	85.9%	97.6%	-11.7%		98.7%	-1.1%
Prior years	-2.1%	0.0%	-2.1%		0.0%	0.0%

Calendar year	83.8%	97.6%	-13.8%		98.7%	-1.1%
Underwriting expense ratio	17.4%	20.4%	-3.0%		22.5%	-2.1%
Combined ratio	101.2%	118.0%	-16.8%		121.2%	-3.2%

      2003 Compared to 2002. Health direct premiums written decreased in 2003 as a result of a reduction in the number of covered lives, partially offset by an increase in the average per member per month premium. The number of covered lives at December 31, 2003 was 6,554 compared to 12,898 at December 31, 2002, a decrease of approximately 49%. Over the same period, the average per member per month premium increased $60 from $188 at December 31, 2002 to $248 at December 31, 2003. We expect to see premiums for this segment continue to decrease due to a further decline in the number of covered lives as we tighten underwriting standards and raise rates during the first half of 2004, after which we will discontinue issuing new health insurance policies.

      Effective December 31, 2003, we gave notice to the third-party that administers our health plan of our intent to exit the health insurance market. In accordance with the contract between the Company and the third-party administrator (“TPA”), we are required to give a 180 day notice of our intent to terminate the agreement between us and the TPA. Therefore, we will continue to write health policies through June 30, 2004; however, we intend to follow strict underwriting and pricing guidelines during this period.

      The decrease in the incurred loss and loss adjustment expense ratio was primarily the result of improved underwriting and premium rate increases.

      The decreases in underwriting expenses and the underwriting expense ratio were primarily due to the reduction of certain corporate overhead expenses related to the health insurance segment as well as a reduction in fees charged by a TPA who handles policy administration and premium collections on behalf of the Company.

      2002 Compared to 2001. The increase in direct premiums written was the result of rate increases, of up to 25%, implemented in 2002, as well as moderate membership growth in the fourth quarter of 2002.

      Health net premiums earned increased less than direct premiums written as, in June 2002, we discontinued assuming health premiums from a pool that we had previously participated in.

      The increase in incurred losses and loss adjustment expenses was primarily the result of increased health care costs and membership growth during the fourth quarter of 2002. These increases were mostly offset by an increase in net premiums earned, causing the loss ratio to remain relatively flat.

      The increase in underwriting expenses was primarily the result of additional commissions and premium taxes on higher premium volumes. The decrease in the health underwriting ratio was primarily the result of holding underwriting salaries and employee benefit costs relatively constant, while net premiums earned increased 27.6% during the year ended December 31, 2002.

Personal and Commercial

      Beginning January 1, 2001, we began non-renewing all personal and commercial lines policies. The negative net premiums earned for 2003 and 2002, $(239,000) and $(432,000), respectively, primarily represent retrospective premium adjustments related to certain personal and commercial reinsurance treaties. Net premiums earned in 2001 were $5.7 million as a result of continuing to earn premiums on policies written in 2000, prior to non-renewing all policies.

Corporate and Other

      2003 Compared to 2002. The Corporate and Other segment consists of the operations of our holding company and its non-insurance subsidiaries. For this segment, loss before federal income taxes, minority interests and cumulative effect of a change in accounting principle for the year ended December 31, 2003 was $3.4 million compared to $1.0 million for the same period of 2002. The increase was primarily attributable to higher general and administrative expenses as a result of increased legal, audit, and other professional fees pertaining to compliance with the new Sarbanes-Oxley legislation and related SEC rules. As well as legal and investment banking fees incurred in the fourth quarter pursuant to the Board of Directors’ evaluation of alternatives to maximize shareholder value after the loss reported in the third quarter, as well as interest expense as a result of the issuance of floating rate junior subordinated deferrable interest debentures discussed in Note 9 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference. The increase in these expenses was partially offset by an increase in other income.

      2002 Compared to 2001. Loss before federal income taxes, minority interests and cumulative effect of a change in accounting principle for the year ended December 31, 2002 was $1.0 million compared to $2.8 million for the same period of 2001. The decrease in net loss was primarily attributable to the restructuring charges incurred in 2001.

Liquidity and Capital Resources

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital. The primary uses of cash, on both a short and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the repurchase of the Company’s stock.

      Our holding company’s only material assets are the capital stock of American Physicians and its other subsidiaries, and a portion of the proceeds from recently issued junior subordinated deferrable interest debentures (“debentures”). APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. APCapital’s primary uses of cash, on both a short and long-term bases include periodic interest payments, operating expenses, and the repayment of the debentures. In January 2004, APCapital made a $25 million surplus contribution to its subsidiary American Physicians. The purpose of the contribution was to increase American

Physicians’ statutory capital and surplus, which is a critical factor in the financial stability rating process by insurance rating agencies such as A.M. Best. After the contribution, APCapital’s cash and cash equivalent resources totaled approximately $2.8 million, which will be held at the holding company for future debt service costs. The $2.8 million of cash and cash equivalents held at the holding company is adequate to service interest payments on the debentures for approximately one and a half years.

      At December 31, 2003, the Company was indebted is to its former President and Chief Executive Officer in the amount of $6.0 million in connection with the purchase of Stratton-Cheeseman Management Company. As a result of his retirement, effective December 31, 2003, the note payable became due, and was paid in its entirety in January 2004.

      In May 2003, the Company issued debentures totaling $30.9 million. These debentures bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”), payable quarterly, and mature in 30 years. Substantially all of the proceeds from the debenture issuance were contributed to American Physicians. See Note 9 of the Notes to Consolidated Financial Statements for a description of the debentures and the transactions in which they were issued. Such information is incorporated herein by reference.

      The Company also completed an additional debenture issuance in the fourth quarter of 2003 that was subsequently unwound prior to year end with such debentures being redeemed at par. The net effect of the issuance and redemption did not have a material effect on our results of operations, financial condition or liquidity.

      At December 31, 2003, we had no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.

      In September 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439. The Company repurchased 272,800, 1,555,100 and 1,369,170 shares, at a cost of $7.7 million, $27.5 million and $25.2 million, during 2003, 2002 and 2001, respectively, bringing the total number of shares purchased pursuant to these authorizations to 3,197,070, at a total cost of $60,382,000, or an average price per share of $18.89. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of December 31, 2003, the Company has approximately 418,369 shares of its September 11, 2003 stock repurchase program remaining to be purchased. The Company does not anticipate repurchasing any of its shares in the near future.

      Our net cash flow generated by operations was approximately $9.1 million for the year ended December 31, 2003, compared to $52.1 million provided by operations for 2002. The cash generated by operations in 2003 was primarily the result of premiums collected, net of reinsurance premiums paid, of approximately $231.0 million in excess of losses paid of approximately $220.1 million. Premiums collected in excess of losses paid in 2002 were approximately $36.4 million. In general, our investment income offsets cash paid for underwriting and general and administrative expenses. A large portion of our investment expense is related to depreciation on investment in real estate, which is a non-cash charge. Anticipated premium rate increases are expected to have a positive impact on our cash flows from operations in 2004.

      At December 31, 2003, the Company had $102.1 million of cash and cash equivalents available and an investment portfolio of $732.0 million. The portfolio includes $35.0 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing cash needs to fund operations. As of December 31, 2003, our fixed maturity portfolio included $372.0 million of bonds that mature in the next one to five years and $138.5 million that mature in the next five to ten years. In addition, at December 31, 2003, we have $62.5 million of mortgage-backed securities that provide periodic principal repayments. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed maturity securities. Such information is incorporated herein by reference.

      Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet these liquidity needs. In addition, in order to support future premium growth as a result of planned rate increases, or to support our A.M. Best rating, our insurance subsidiaries may require additional capital. Accordingly, we are exploring options with respect to raising future capital.

Financial Condition

      In evaluating our financial condition, two factors are the most critical. First, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our current A.M. Best rating, and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

      Our statutory capital and surplus (“surplus”) at December 31, 2003 was approximately $150.3 million, which results in a net premiums written to surplus ratio of 1.49:1. Statutory surplus at December 31, 2002 was approximately $190.2 million, for a net premiums written to surplus ratio of 1.25:1. The increase in our ratio of net premiums written to surplus was primarily the result of the third quarter charge for unfavorable development on prior year loss reserves related to our medical professional liability segment, which reduced our statutory surplus by approximately $43 million. The exit from the workers’ compensation and health insurance lines of business in 2004 is expected to make additional surplus available to support future medical professional liability premiums. However, as approximately $35 million of our statutory surplus is related to our APSpecialty and ICA insurance subsidiaries, we are considering alternatives on how to maximize our use of that surplus to support the medical professional liability premium writings in American Physicians. These alternatives include a pooling arrangement between APSpecialty and American Physicians, and/or a statutory merger among our various insurance subsidiaries. In January 2004, APCapital contributed $25 million to American Physicians. We are also considering various options with respect to raising additional capital at the holding company level, which could then be contributed to American Physicians.

Reserves for Unpaid Losses and Loss Adjustment Expenses

      The adequacy of our reserves for unpaid loss and loss adjustment expenses is another critical factor in evaluating our financial condition.

      For the year ended December 31, 2003, we recorded an increase in ultimate loss estimates, net of reinsurance, for accident years 2002 and prior of $43.4 million, or 8.0% of $542.0 million of net loss and loss adjustment expense reserves as of December 31, 2002. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2003 that differed from projected activity. Specifically, in the third quarter of 2003, a pattern of increasing paid severity emerged on our medical professional liability losses related to the 1999 through 2002 accident years. In light of this higher than expected trend of average paid severity, our internal and independent actuaries made significant upward revisions to their estimated ultimate severities on all claims incurred in those accident years, which had the effect of significantly increasing the projected ultimate losses on those years. Accordingly, recorded reserves on those years were adjusted to match these ultimate loss projections.

      The following table shows reported claim counts, open claim counts, the average net case reserve per open claim, and the average claim payment on claims that were closed with a payment for our medical professional liability segment at or for the years ended December 31, 2003, 2002 and 2001.

			Average
			Net Case	Average Paid
	Number	Number	Reserve	Claim per
At or For the Year Ended	of Reported	of Open	Per Open	Claim Closed
December 31,	Claims	Claims	Claim	With Payment

2003	2,657	4,447	$87,592	$66,279
2002	3,018	4,863	70,905	65,645
2001	2,869	4,620	61,975	46,811

      Due to the long-tailed nature of the medical professional liability line of insurance, changes in the actuarially projected ultimate loss severity can have an even greater impact on the balance of recorded reserves than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses related to our medical professional liability segment is adequate based on our open and reported claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the year ended December 31, 2003 was as follows:

	Medical			Personal
	Professional	Workers’		and	All
	Liability	Compensation	Health	Commercial	Segments

	(In thousands)
Balance, December 31, 2002	$545,256	$80,274	$8,350	$3,614	$637,494
Less, reinsurance recoverables	(86,296)	(7,282)	(280)	(1,610)	(95,468)

Net reserves, December 31, 2002	458,960	72,992	8,070	2,004	542,026
Incurred related to
Current year	153,179	37,033	19,088	—	209,300
Prior years	44,250	(1,400)	(468)	1,061	43,443

	197,429	35,633	18,620	1,061	252,743

Paid related to
Current year	5,935	14,502	18,027	—	38,464
Prior years	143,127	33,571	3,208	1,752	181,658

	149,062	48,073	21,235	1,752	220,122

Net reserves, December 31, 2003	507,327	60,552	5,455	1,313	574,647
Plus, reinsurance recoverables	91,002	5,957	170	1,829	98,958

Balance, December 31, 2003	$598,329	$66,509	$5,625	$3,142	$673,605

Development as a % of December 31, 2002 net reserves	9.6%	-1.9%	-5.8%	52.9%	8.0%

      Also see “Part I — Item 1. Business — Loss and Loss Adjustment Expense Reserves” for a longer-term view on the development of our prior year loss reserves. The cross-referenced information is included herein by reference.

Other Significant Balance Sheet Items

      Our invested assets consist primarily of fixed maturity and equity securities, which are carried in the Consolidated Balance Sheets, included elsewhere in this report, at their estimated fair value, and investment real estate and real estate limited partnerships. At December 31, 2003, our investment portfolio included net unrealized gains of approximately $45.5 million, an increase of $7.6 million as compared to December 31, 2002. Net unrealized gains are reported, net of tax, in the shareholders’ equity section of the Consolidated Balance Sheets, included elsewhere in this report, and represented approximately 14.7% and 8.8% of consolidated shareholders’ equity at December 31, 2003 and 2002, respectively. Generally, the estimated fair value of our fixed maturity securities is inversely related to current interest rates. Therefore, as interest rates rise or fall, our net unrealized gains will change accordingly. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk,” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed maturity portfolio. Also see Note 5 of the Notes to Consolidated Financial Statements for more detail regarding our invested assets. The cross-referenced information is incorporated herein by reference.

      Reinsurance recoverables increased $5.5 million, or 5.6%, to $103.7 million at December 31, 2003. Reinsurance recoverables, on a GAAP basis, represent reserves for unpaid losses and loss adjustment expenses ceded under the various reinsurance treaties we have in place, as well as receivables from reinsurers for loss payments we have made and are entitled to recover under the terms of the treaties. The 5.6% increase in reinsurance recoverables is relatively consistent with the 5.7% increase in the liability for direct and assumed unpaid loss and loss adjustment expenses. Included in reinsurance recoverables are $17.5 million of reserves and paid losses ceded to Gerling Global. Management’s assessment of the ultimate collectibility of this recoverable is discussed more fully in the reinsurance section under “— Significant Accounting Policies.”

      At December 31, 2003, we have no recorded deferred federal income tax assets due to the establishment of a valuation allowance during 2003. The valuation allowance was established in the third quarter of 2003. Based on the Company’s recent loss experience, it is uncertain that sufficient taxable income will exist in the periods of when the deductible temporary differences that gave rise to the deferred tax assets are expected to reverse. The establishment of the valuation allowance is recorded as federal income tax expense in the accompanying Consolidated Statements of Income, included elsewhere in this report. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced in whole or in part upon evaluation of the availability of future taxable income.

      During 2003, we acquired intangible assets with respects to certain covenants not to compete in connection with our investment in Physicians Insurance Company and the retirement of our former President and CEO. These assets are discussed more fully in Note 4 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

      As previously mentioned, in May 2003, we issued $30.9 million of Debentures. See Note 9 of the Notes to the Consolidated Financial Statements. Such information is incorporated herein by reference.

      Accrued expenses and other liabilities at December 31, 2003 were $44.7 million, an increase of $13.6 million compared to December 31, 2002. This increase was primarily attributable to a $9.2 million increase in ceded reinsurance premiums payable, primarily related to our medical professional liability reinsurance treaties, and a $4.3 million increase in accrued expenses. Our medical professional liability reinsurance treaties are “swing rated,” on a retrospective basis. In accordance with the treaties, we pay a provisional premium to the reinsurer, and after three years, the provisional premium is either increased or decreased depending on the actual loss experience on the business written during a given treaty year. In light of our recent loss experience, especially related to accident years 2001 and 2002, we have recorded the maximum liability for premiums due under the treaties for the 2001 and 2002 accident years. For the 2003 accident year, we have recorded an additional liability for future premiums due; however, we have not recorded the maximum liability due to the improved loss ratio for that accident year. Accordingly, our exposure for additional ceded premiums on the 2003 accident year is approximately $250,000. The increase in accrued expenses was primarily the result of a change in the way certain workers’ compensation surcharges were assessed during 2003. This change caused us to have to record an additional liability of approximately $1.6 million.

      Shareholders’ equity at December 31, 2003 was $201.8 million, a decrease of $78.5 million from $280.3 million at December 31, 2002. The decrease in shareholders’ equity was primarily attributable to the reported net loss of $76.8 million for the year ended December 31, 2003, stock repurchases of $7.7 million, offset by an increase in unrealized gains, net of tax, of $5.0 million. The Company’s book value per common share outstanding at December 31, 2003 was $23.87 per share, based on 8,452,778 shares outstanding, compared to $32.24 per common share outstanding at December 31, 2002. Total shares outstanding at December 31, 2002 were 8,695,492.

Off-Balance Sheet Arrangements

      In May 2003, we formed two subsidiary statutory trusts for the purpose of issuing mandatorily redeemable trust preferred securities (“trust preferred securities”). The proceeds from the trust preferred securities that were issued were used by the trusts to purchase debentures issued by APCapital. APCapital used the amounts borrowed pursuant to these debentures to increase its available capital and has subsequently contributed substantially all of the proceeds to American Physicians to increase its statutory surplus. The debentures and the trust preferred securities have terms and maturities that mirror each other. In accordance with the guidance given in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Variable Interest Entities,” (“FIN No. 46”), we have not consolidated these subsidiary trusts. APCapital has issued guarantees, that amounts paid to the trusts related to the debentures, will subsequently be remitted to the holders of the trust preferred securities. In accordance with the nature of the transactions, the amounts guaranteed by APCapital, are also recorded as liabilities in the Consolidated Financial Statements, as they represent obligations to the trusts, which are in turn obligated to the holders of the trust preferred securities.

Contractual Obligations

      We are contractually obligated in accordance with various loan or borrowing agreements and operating leases. The following table shows the nature and the timing of our contractual obligations as of December 31, 2003:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

	(In thousands)
Note payable to officer(2)	$6,000	$6,000	$—	$—	$—
Operating leases	5,812	1,336	1,650	857	1,969
Long-term debt(3)	30,928	—	—	—	30,928

Total	$42,740	$7,336	$1,650	$857	$32,897

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred but the amount and timing of the cash outflow is uncertain. In light of these uncertainties, these liabilities have been excluded from the table above.

(2)	The note payable to officer was paid in its entirety in January 2004.

(3)	The long-term debt is more fully described in Note 9 of the Notes to Consolidated Financial Statements.

Effects of New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” With the adoption of SFAS No. 146, effective for exit or disposal activities initiated after December 31, 2002, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at fair value only when the liability is incurred. Under the previous restructuring accounting guidance, companies were permitted to record a liability for costs associated with exit or disposal activities at the date that management had formally committed to the activity and announced its plan. As a result of this change in accounting practices, approximately $300,000 of estimated future employee separation costs associated with the exit of our workers’ compensation line of business were not recorded as a liability at December 31, 2003, but rather will be accrued prospectively over the remaining future minimum service period required of the employees affected. See Notes 2 and 14 of the Notes to Consolidated Financial Statements for further discussion regarding the impact of the adoption of SFAS No. 146. Such information is incorporated herein by reference.

      In November 2002, the FASB issued FASB Interpretation No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN No. 45”). This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements and requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 pertaining to the recording of a liability are effective for all guarantees entered into, or modified, after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. APCapital has issued guarantees in connection with its establishment of trusts and issuance of debentures. The amounts due under the guarantees are also recorded as liabilities in the Company’s Consolidated Financial Statements in accordance with the structure of the transaction. See Note 9 of the Notes to the Consolidated Financial Statements, included elsewhere in this report, for further details on the nature of the guarantees and the transactions that gave rise to the guarantees. We have also issued certain guarantees in connection with real estate limited partnerships in which we have invested. The disclosures pertaining to these guarantees are included in Note 19 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

      In January 2003, the FASB issued FIN No. 46, which was revised in December 2003 by FASB FIN No. 46R. These interpretations address consolidation by business enterprises of variable interest entities and are effective during the first interim or annual period ending after December 15, 2003. Management has evaluated certain investments, as required by FIN No. 46, and has determined that its investments in subsidiary trusts used to issue mandatorily redeemable trust preferred securities should not be consolidated. Accordingly, we have not consolidated the trusts in the Consolidated Financial Statements, included elsewhere in this report. Also, during 2003, we invested $2,450,000 for 49% of the outstanding common stock of a start-up insurance company in the state of Florida, PIC. We have evaluated our investment in PIC, and based on the guidance given in FIN No. 46, have determined that PIC should be consolidated because, among other factors, we financed a portion of the other investor’s capital contribution at PIC’s inception. The amount financed was repaid in full prior to December 31, 2003. Minority interest in the Consolidated Statements of Income and Consolidated Balance Sheets represents the remaining 51% of the net loss and shareholders’ equity of PIC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

      As of December 31, 2003, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, high-yield corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

      Investments in our portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

      Equity securities are carried at quoted market values. The fair value of publicly traded fixed maturity securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on independent third party pricing sources that use valuation models. The valuation models used by the independent third party pricing sources use indicative information such as ratings, industry, coupon, and maturity along with publicly traded bond prices to determine security specific spreads, and the ultimate fair value of the non-publicly traded fixed maturity securities. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

      At December 31, 2003, approximately 91.5% of our fixed maturity portfolio (excluding approximately $22.4 million of private placement issues) was considered investment grade. We define investment grade securities as those that have a Standards & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected.

      We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Our policy for recording OTTI write-downs is more fully discussed in “Item 7 — Management’s Discussion and Analysis — Significant Accounting Policies, Investments.” The cross-referenced information is included herein by reference.

      In June 2003, the Company invested approximately $20 million in mortgage-backed securities and allocated an additional $50 million for high-yield corporate bonds and $6 million for equity security investments. High-yield corporate bonds are typically not investment grade.

      Approximately $13.5 million of the mortgage-backed securities purchased are interest-only certificates. Unlike traditional fixed-maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. With mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments.

      Approximately $7.4 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the year ended December 31, 2003, approximately $432,000 was included in investment income for the change in fair value of the inverse floating interest-only certificates.

Quantitative Information About Market Risk

      At December 31, 2003, our fixed income security portfolio was valued at $694.6 million and had an average modified duration of 2.89 years, compared to a portfolio valued at $618.9 million with an average modified duration of 3.20 years at December 31, 2002. Of the $694.6 million at December 31, 2003, $13.5 million were interest only certificates that had a modified duration of 1.02 years. The following tables show the effects of a change in interest rates on the fair value and duration of our entire fixed maturity portfolio at December 31, 2003 and 2002, and then separately for our interest only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Entire Fixed Maturity Portfolio (Including Interest Only Certificates)

	December 31, 2003			December 31, 2002

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$664,072	$(30,561)	3.07	$581,066	$(37,833)	2.94
+1%	680,389	(14,244)	2.81	599,244	(19,655)	2.97
0	694,633		2.89	618,899		3.20
-1%	708,257	13,624	2.80	639,729	20,830	3.26
-2%	726,316	31,683	2.87	661,713	42,814	3.37

Interest Only Certificates

	December 31, 2003

	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration

	(Dollars in thousands)
+2%	$19,217	$5,751	1.57
+1%	17,792	4,326	1.44
0	13,466		1.02
-1%	7,136	(6,330)	1.03
-2%	5,536	(7,930)	0.42

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

American Physicians Capital, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a)(1) and (2), present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 15(a)(1) and (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, during 2003 the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill to be in conformity with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, which was adopted as of January 1, 2002.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan

February 12, 2004

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002

	(In thousands,
	except share data)
ASSETS
Investments:
Fixed maturities, at fair value	$694,633	$618,899
Equity securities, at fair value	7,545	44
Other investments	29,776	30,788

Total investments	731,954	649,731
Cash and cash equivalents	102,051	151,825
Premiums receivable	65,362	62,531
Reinsurance recoverable	103,652	98,128
Federal income taxes recoverable	973	1,100
Deferred federal income taxes	—	42,542
Property and equipment, net	16,490	14,352
Intangible assets, net	1,539	—
Other assets	41,025	38,709

Total assets	$1,063,046	$1,058,918

LIABILITIES
Unpaid losses and loss adjustment expenses	$673,605	$637,494
Unearned premiums	103,806	103,420
Note payable, officer	6,000	6,567
Long-term debt	30,928	—
Accrued expenses and other liabilities	44,698	31,148

Total liabilities	859,037	778,629

Commitments and Contingencies (Note 19)
Minority Interest in Consolidated Subsidiary	2,201	—
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,445,807 and 8,695,492 shares outstanding at December 31, 2003 and 2002, respectively
Additional paid-in-capital	85,137	92,148
Retained earnings	87,352	164,183
Unearned stock compensation	(288)	(678)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	29,607	24,636

Total shareholders’ equity	201,808	280,289

Total liabilities and shareholders’ equity	$1,063,046	$1,058,918

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

	(In thousands, except per share data)
Revenues and Other Income
Net premiums written	$224,647	$238,417	$208,779
Change in unearned premiums	(57)	(2,866)	(6,408)

Net premiums earned	224,590	235,551	202,371
Investment income	43,294	44,775	47,883
Net realized gains (losses)	2,403	(163)	(5,651)
Other income, net	1,104	376	546

Total revenues and other income	271,391	280,539	245,149
Expenses
Losses and loss adjustment expenses	252,742	242,028	257,848
Underwriting expenses	51,104	48,593	45,111
Investment expenses	2,940	3,091	2,518
Interest expense	1,370	373	400
Amortization expense	389	—	2,514
General and administrative expenses	2,921	1,395	1,504
Restructuring expenses	808	—	2,484

Total expenses	312,274	295,480	312,379

Loss before income taxes, minority interest and cumulative effect of a change in accounting principle	(40,883)	(14,941)	(67,230)
Federal income tax expense (benefit)	36,296	(5,529)	(23,450)

Loss before minority interest and cumulative effect of a change in accounting principle	(77,179)	(9,412)	(43,780)
Minority interest in net loss of consolidated subsidiary	348	—	—

Loss before cumulative effect of a change in accounting principle	(76,831)	(9,412)	(43,780)
Cumulative effect of a change in accounting principle, net of tax (Note 4)	—	(9,079)	—

Net loss	$(76,831)	$(18,491)	$(43,780)

Earnings Per Share:
Loss before cumulative effect of a change in accounting principle
Basic	$(9.02)	$(1.01)	$(3.95)
Diluted	$(9.02)	$(1.01)	$(3.95)
Cumulative effect of a change in accounting principle
Basic	$—	$(0.97)	$—
Diluted	$—	$(0.97)	$—
Net loss
Basic	$(9.02)	$(1.98)	$(3.95)
Diluted	$(9.02)	$(1.98)	$(3.95)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002 and 2001

					Accumulated
		Additional		Unearned	Other
	Shares	Paid-in	Retained	Stock	Comprehensive
	Outstanding	Capital	Earnings	Compensation	Income	Total

	(In thousands, except share data)
Balance, January 1, 2001	11,625,055	$144,940	$226,454	$(1,450)	$(519)	$369,425
Comprehensive loss
Net loss			(43,780)			(43,780)
Unrealized appreciation on investment securities, net of taxes of $3,417					6,348	6,348

Total comprehensive loss, net of taxes						(37,432)
Purchase and retirement of common stock	(1,369,170)	(25,225)				(25,225)
Unrestricted stock grants	3,937	50				50
Amortization of unearned stock compensation				217		217
Forfeiture of unearned stock compensation	(21,700)	(302)		232		(70)

Balance, December 31, 2001	10,238,122	119,463	182,674	(1,001)	5,829	306,965
Comprehensive income
Net loss			(18,491)			(18,491)
Unrealized appreciation on investment securities, net of taxes of $10,125					18,807	18,807

Total comprehensive income, net of taxes						316
Purchase and retirement of common stock	(1,555,100)	(27,483)				(27,483)
Options exercised	18,000	243				243
Amortization of unearned stock compensation				301		301
Forfeiture of unearned stock compensation	(5,530)	(75)		22		(53)

Balance, December 31, 2002	8,695,492	92,148	164,183	(678)	24,636	280,289
Comprehensive loss
Net loss			(76,831)			(76,831)
Unrealized appreciation on investment securities, net of taxes of $2,678					4,971	4,971

Total comprehensive loss, net of taxes						(71,860)
Options exercised	25,800	440				440
Amortization of unearned stock compensation, net of tax				300		300
Tax benefit of vested restricted stock
and exercised stock options		261				261
Purchase and retirement of common stock	(272,800)	(7,676)				(7,676)
Forfeiture of unearned stock compensation	(2,685)	(36)		90		54

Balance, December 31, 2003	8,445,807	$85,137	$87,352	$(288)	$29,607	$201,808

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(76,831)	$(18,491)	$(43,780)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,058	4,056	4,184
Net realized (gains) losses	(2,403)	163	5,651
Loss on equity method investees	1,775	750	—
Change in fair value of derivatives	(432)	—	—
Deferred federal income taxes	39,865	(6,903)	(16,918)
Goodwill impairment	—	13,968	—
Minority interest in net loss of consolidated subsidiary	(348)	—	—
Other	—	—	1,105
Changes in:
Premiums receivable	(2,831)	1,663	(12,840)
Reinsurance recoverable	(5,524)	(2,241)	(23,885)
Federal income taxes recoverable/payable	127	10,166	(15,053)
Unpaid losses and loss adjustment expenses	36,111	40,448	113,773
Unearned premiums	386	3,364	12,009
Accrued expenses and other liabilities	13,550	3,492	2,029
Other assets	(1,410)	1,703	(13,264)

Net cash provided by operating activities	9,093	52,138	13,011

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(254,421)	(85,765)	(267,537)
Available-for-sale — equity securities	(19,030)	—	—
Other investments	(1,407)	(270)	—
Physicians Insurance Company, net of cash acquired	2,550	—	—
Intangible assets	(1,800)	—	—
Property and equipment	(4,111)	(1,668)	(2,951)
Sales and maturities
Available-for-sale — fixed maturities	187,629	101,997	131,711
Available-for-sale — equity securities	9,700	347	180
Other investments	4	6,842	419
Property and equipment	8	—	1,958

Net cash (used in) provided by investing activities	(80,878)	21,483	(136,220)

Cash flows from financing activities
Principal payment on note payable	(1,000)	(1,000)	(1,000)
Common stock repurchased	(7,676)	(27,483)	(25,225)
Debt issue costs	(906)	—	—
Issuance of long-term debt	30,928	—	—
Proceeds from stock options exercised	440	243	—
Other	225	—	—

Net cash provided by (used in) financing activities	22,011	(28,240)	(26,225)

Net (decrease) increase in cash and cash equivalents	(49,774)	45,381	(149,434)
Cash and cash equivalents, beginning of period	151,825	106,444	255,878

Cash and cash equivalents, end of period	$102,051	$151,825	$106,444

Supplemental disclosures of cash flow information
Federal income taxes of $(3,752,000), $(13,619,000), and $8,481,000, net, were (received) paid during 2003, 2002 and 2001, respectively.
Interest payments of $822,000, $0 and $0 were made during 2003, 2002 and 2001, respectively.
The Company purchased 49% of the outstanding common stock of Physicians Insurance Company for $2,450,000.
Cash acquired in connection with the purchase was $5,000,000.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of consolidation and reporting

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”), its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). In accordance with the guidance given in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), the accounts of two wholly owned subsidiary trusts used to issue mandatorily redeemable trust preferred securities have been included on the equity method in the accompanying Consolidated Financial Statements, and the accounts of Physicians Insurance Company (“PIC”) have been included in the accompanying Consolidated Financial Statements. See Note 2 for further discussion regarding the impact of FIN No. 46. All significant intercompany accounts and transactions are eliminated in consolidation.

Nature of business

      The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. In addition, the Company has historically provided workers’ compensation and health insurance; however, in 2003 the Company initiated plans to exit these lines. Medical professional liability, workers’ compensation and health insurance direct premiums written accounted for approximately 76%, 15% and 9% of the Company’s total direct premiums written.

      We write business throughout the United States of America, with an emphasis on markets in the Midwest. During 2003, approximately 67% of direct premiums written by the Company occurred in Midwestern states.

Investments

      All of the Company’s fixed maturity and equity securities are classified as available-for-sale, which are those securities that would be available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies. Available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes.

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

      Investments are evaluated for other than temporary impairment (“OTTI”) using both quantitative and qualitative methods that include, but are not limited to (a) an evaluation of the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (b) the recoverability of principal and interest related to the security, (c) the duration and extent to which the fair value has been less than cost for equity securities, or amortized cost for fixed maturity securities, (d) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions, and (e) the specific reasons that a

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

security is in a significant unrealized loss position, including market conditions that could affect access to liquidity.

      Write-downs for OTTI are recorded as realized losses in the period the security is considered impaired. Subsequent declines in market value of an impaired security are recorded as realized losses in the period of decline. The Company does not record realized gains for subsequent recoveries in the market value of an impaired security until the security is sold or otherwise disposed of.

      Real estate is carried at the lower of historical cost, less accumulated depreciation, or fair value, based on estimated undiscounted future cash flows. Real estate of $27,105,000, net of accumulated depreciation of $2,444,000, and $27,380,000, net of accumulated depreciation of $1,839,000, in 2003 and 2002, respectively, is included in other investments on the balance sheet. At December 31, 2003 and 2002, $8,008,000 of real estate was non-income producing.

      Real estate limited partnerships are accounted for based on the cost method, or the equity method for partnerships where the Company is able to exercise significant influence over the operating and financial policies of the partnership. Real estate limited partnerships are included in other investments on the balance sheet and had a carrying value of $1,164,000 and $1,901,000 at December 31, 2003 and 2002, respectively.

Derivative Financial Instruments

      During 2003, the Company purchased interest-only certificates that may not allow for the recovery of substantially all of its investment. These certificates pay a variable rate of interest that is inversely related to the London Interbank Offered Rate (“LIBOR”). The Company has determined that these certificates contain an embedded derivative instrument as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      All interest-only certificates with an inverse floating rate of interest are carried on the balance sheet at fair value as a fixed maturity security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company does not feel that it can reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the interest-only certificates, based on quoted market prices, are recorded in current period earnings as investment income.

      At December 31, 2003 the Company had such certificates with a fair value of approximately $7.4 million. The fair value of these certificates increased by approximately $432,000 during the year ended December 31, 2003.

      The Company uses these certificates as a part of its overall interest rate risk-management strategy related to its investment portfolio.

Cash and cash equivalents

      Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less.

Premiums written and receivable

      Premiums written are earned using the daily pro rata method over the period of risk. Premiums receivable include $58,694,000 at December 31, 2003 and $57,013,000 at December 31, 2002 of premium installments. Receivable balances consist principally of written premiums from physicians and employers in the states of Michigan, Ohio, Illinois, Minnesota and New Mexico. The Company’s exposure to credit risk associated with

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

receivables is generally offset by the liability for unearned premiums; however, an allowance for doubtful accounts of approximately $550,000 and $1.0 million at December 31, 2003 and 2002, respectively, is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

Deferred policy acquisition costs

      Deferred policy acquisition costs (“DAC”) (carried on the accompanying Consolidated Balance Sheets in other assets) include commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Future investment income has been considered in determining the recoverability of deferred costs.

Property, equipment and depreciation

      Property and equipment are recorded at cost. Depreciation is computed for assets on a straight-line basis over the following periods: building — 40 years, furniture — 10 years, and computer equipment and software — 5 years. Upon the sale or retirement of property and equipment, balances are removed from the respective accounts and any gain or loss is included in income, as a realized gain or loss.

Unpaid losses and loss adjustment expenses

      The reserves for unpaid losses and loss adjustment expenses are estimated using the Company’s claim experience. These estimates are subject to the effects of trends in loss severity and frequency. When a claim is reported to the Company, a “case reserve” is established for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon insurance reserving practices appropriate for the relevant type of insurance, and based on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically reviewed and adjusted as necessary as more information becomes available. Reserves for claims “incurred but not reported” provide for the future reporting of claims already incurred, and development on claims already reported. The reserve for claims incurred but not reported is actuarially estimated based on historical loss trends. With the exception of reserves for extended reporting period claims, the Company does not discount reserves to recognize the time value of money.

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

      The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustments are made.

Reserve for extended reporting period claims

      The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder’s death, disability or retirement. The amount of this reserve is $14.0 million at December 31, 2003 and 2002, and is included in unpaid loss and loss adjustment expenses on the balance sheet. Changes in this reserve are charged or credited to income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Revenue recognition

      Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force, generally one month for health insurance policies and one year for all other policies. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

      The Company also recognizes premium income for any changes in its estimate for “earned but unbilled premiums.” Earned but unbilled premiums represent the portion of estimated future audit premiums, associated with workers’ compensation insurance policies, that will be billed in future periods, but have been earned during the period based on the effective dates of the policies that are expected to generate the future audit premium billings. Earned premiums included approximately $339,000, $945,000 and $0 of earned but unbilled premiums for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated future audit premium billings are based on historical audit premium billings, adjusted for factors related to the current economic environment. Although considerable variability is inherent in such estimates, management believes that its estimate of future audit premium billings and earned but unbilled premiums is reasonable.

Reinsurance

      Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance.” Premiums ceded to other companies have been reported as a reduction of premium income. Reinsured losses incurred are reported as a reduction of gross losses incurred. The reserve for unpaid losses and loss adjustment expenses is presented gross of recoverables from reinsurers, which are included in the amounts recoverable from reinsurers.

      The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract. Included in reinsurance recoverables on the accompany Balance Sheets is a $17.5 million recoverable from Gerling Global Reinsurance Corporation (“Gerling Global”) at December 31, 2003. In 2002, Gerling Global’s parent company put Gerling Global’s United States subsidiary into run off resulting in a series of A.M. Best rating downgrades for Gerling. The Company has not experienced delays in payments from Gerling Global and believes that Gerling Global’s surplus and cash flow are adequate to meet its current obligations to the Company. Based on the assessment of the financial strength and liquidity of Gerling Global, the Company has determined that a valuation allowance against this recoverable is not needed at December 31, 2003.

Income taxes

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on its recent loss experience, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. The establishment of a valuation allowance in 2003 is recorded as federal income tax expense in the accompanying Consolidated Statements of Income. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Goodwill

      Goodwill consists of the excess of cost over fair market value of the net assets of acquired businesses. Prior to 2002, goodwill was amortized on a straight-line basis over a period of ten years.

      Effective January 1, 2002, the Company completed the transitional impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based on the results of the impairment testing, net goodwill of $13.9 million, $9.1 million net of tax, was written off as a cumulative effect of a change in accounting principle. See Note 4 for additional information regarding the effects of the adoption of SFAS No. 142.

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

Stock-based compensation

      The Company uses the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure alternative of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The Company’s policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense has been recognized for options granted in 2003, 2002, and 2001. The Company, however, does recognize compensation expense related to restricted stock grants, equal to the fair market value as of the date of grant, as there is no consideration due from employees for these awards at the date they vest. This expense is recognized on a straight-line basis over the period of vesting, with future compensation expense reflected as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.

      In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the pro forma effects on operating results as if the Company had elected the fair value approach to account for its stock-based employee compensation plans.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

      Had compensation expense been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(In thousands, except per share data)
Net loss, as reported	$(76,831)	$(18,491)	$(43,780)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	367	275	175
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(1,455)	(2,318)	(647)

Pro forma net loss	$(77,919)	$(20,534)	$(44,252)

Basic net loss per share
As reported	$(9.02)	$(1.98)	$(3.95)
Pro forma	$(9.15)	$(2.20)	$(4.00)
Diluted net loss per share(1)
As reported	$(9.02)	$(1.98)	$(3.95)
Pro forma	$(9.15)	$(2.20)	$(4.00)
Basic Weighted Average Shares	8,520	9,340	11,072
Diluted Weighted Average Shares(1)	8,520	9,340	11,072

(1)	As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.

      For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

	2003	2002	2001

Risk-free interest rate	2.79%	4.09%	5.48%
Dividend yield	0.00%	0.00%	0.00%
Weighted average volatility assumption	35.00%	35.00%	30.00%
Weighted average life of options (years)	5.00	5.00	5.00

      In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions. In addition, such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

      See Note 17 for further information regarding the Company’s stock-based compensation plans.

Net loss per share

      Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year. As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive (See Note 18).

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

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

      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of loss and loss adjustment expense reserves, investments, taxes, reinsurance, and the reserve for extended reporting period claims. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

2.	Effects of New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No, 146”). With the adoption of SFAS No. 146, effective for exit or disposal activities initiated after December 31, 2002, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at fair value only when the liability is incurred. See Note 14 for further discussion regarding costs associated with exit activities and the impact of SFAS No. 146.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN No. 45”). This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements and requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 pertaining to the recording of a liability are effective for all guarantees entered into, or modified, after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. APCapital has issued guarantees in connection with its establishment of non-consolidated subsidiary trusts and issuance of debentures. The amounts due under the guarantees are also recorded as liabilities in the Company’s Consolidated Financial Statements in accordance with the structure of the transaction. See Note 9 for further details on the nature of the guarantees and the transactions that gave rise to the guarantees. Also see Note 19 for disclosures regarding other guarantees the Company has issued.

      In January 2003, the FASB issued FIN No. 46, which was revised in December 2003 by FASB FIN No. 46R. These interpretations address consolidation by business enterprises of variable interest entities and are effective during the first interim or annual period ending after December 15, 2003. The Company has evaluated certain investments, as required by FIN No. 46, and has determined that its investments in subsidiary trusts used to issue mandatorily redeemable trust preferred securities should not be consolidated. Accordingly, the Company has not consolidated the trusts in the accompanying Consolidated Financial Statements. Also, during 2003, the Company invested $2,450,000 for 49% of the outstanding common stock of a start-up insurance company in the state of Florida, PIC. The Company has evaluated our investment in PIC, and based on the guidance given in FIN No. 46, have determined that PIC should be consolidated because, among other factors, the Company financed a portion of the other investor’s capital contribution at PIC’s inception. The amount financed was repaid in full prior to December 31, 2003. Minority interest in the

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Effects of New Accounting Pronouncements (continued)

accompanying Consolidated Statements of Income and Consolidated Balance Sheets represents the remaining 51% of the net loss and shareholders’ equity of PIC.

      PIC was formed in March of 2003 with the intent of writing as much medical professional liability insurance as PIC’s capital and surplus levels could reasonably support. At December 31, 2003, PIC’s total assets were approximately $8.6 million and direct premiums written by PIC were approximately $3.8 million for the year ended December 31, 2003. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company. Accordingly, the maximum exposure to loss as a result of the Company’s involvement with PIC, is approximately $2.7 million, which represents the initial pro-rata equity contribution of $2,450,000 plus the remaining unamortized balance of an intangible asset of $289,000 related to a covenant not to compete.

3.	Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities to be included in other comprehensive income, net of tax. Net realized investment gains (losses) on securities held as of the beginning of the year totaling $3,109,000 in 2003, $459,000 in 2002, and $(4,103,000) in 2001 had net unrealized appreciation of $2,106,000 at the beginning of 2003, $620,000 at the beginning of 2002, and $100,000 at the beginning of 2001.

4.	Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142. In accordance with the guidance given in SFAS No. 142, the Company completed its transitional impairment testing of all goodwill and other intangible assets as of January 1, 2002. At that date, the only goodwill or other intangible asset recorded by the Company was $13.9 million of net goodwill associated with the purchase of Stratton-Cheeseman Management Company in 1999. Based on the results of the impairment testing, the recorded net goodwill of $13.9 million was written off as the fair value, as determined by various fair value estimation approaches, including multiples of projected future net income and market capitalization of the Company’s reporting units, did not support the carrying value of previously recorded goodwill. The goodwill impairment was recorded as a cumulative effect of a change in accounting principle, net of a deferred income tax benefit of $4.9 million.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets (continued)

      The adoption of SFAS No. 142 had a significant impact on the Company’s operating results, as effective January 1, 2002 goodwill is no longer being amortized. The Company’s net loss per share for the years ended December 31, 2003, 2002 and 2001, in the Consolidated Statements of Income, exclusive of amortization expense recognized in those periods related to goodwill, would have been as follows:

	2003	2002	2001

	(In thousands, except per share data)
Net loss:
Reported net loss	$(76,831)	$(18,491)	$(43,780)
Add back:
Goodwill amortization, net of tax	—	—	1,634

Adjusted net loss	$(76,831)	$(18,491)	$(42,146)

Basic loss per share:
Reported net loss	$(9.02)	$(1.98)	$(3.95)
Add back:
Goodwill amortization, net of tax	—	—	0.15

Adjusted net loss per share	$(9.02)	$(1.98)	$(3.80)

      As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, diluted loss per share is not presented as the effect of awards or options would be anti-dilutive.

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 were as follows:

Medical
	Professional	Workers’		Personal and	Corporate
	Liability	Compensation	Health	Commercial	and Other	Total

(In thousands)
Balance at January 1, 2002	$8,229	$3,611	$206	$1,922	$—	$13,968
Goodwill acquired during the year	—	—	—	—	—	—
Amortization	—	—	—	—	—	—
Impairment losses	(8,229)	(3,611)	(206)	(1,922)	—	(13,968)

Net goodwill at December 31, 2002	$—	$—	$—	$—	$—	$—

      There was no goodwill acquired, amortized or impaired during 2003.

      In 2003, the Company acquired intangible assets related to certain non-compete agreements in connection with its investment in PIC and a covenant not to compete from the former President and Chief Executive Officer (“CEO”) of the Company. The gross carrying amount and accumulated amortization of these intangible assets for the year ended December 31, 2003 was $1.8 million and $261,000, respectively. Amortization expense related to intangible assets was $261,000 for the year ended December 31, 2003. The estimated amortization expense related to these intangible assets is expected to be $914,000 and $625,000 for the years ended December 31, 2004 and 2005, respectively. There will be no amortization expense related to these intangible assets beyond December 31, 2005.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

      The composition of the investment portfolio including unrealized gains and losses at December 31, 2003 and 2002 was:

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$54,168	$1,927	$(4)	$56,091
States and political subdivisions	32,932	1,404	$(18)	34,318
Corporate securities	475,866	37,896	(75)	513,687
Mortgage-backed securities	60,440	2,546	(557)	62,429
Other debt securities	25,706	2,402	—	28,108

Fixed maturities	649,112	46,175	(654)	694,633
Equity securities	7,083	567	(107)	7,543

Total available-for-sale	$656,195	$46,742	$(761)	$702,176

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$77,306	$1,959	$—	$79,265
States and political subdivisions	13,118	394	(43)	13,469
Corporate securities	440,309	33,820	(2,567)	471,562
Mortgage-backed securities	2,081	105	—	2,186
Other debt securities	48,208	4,231	(22)	52,417

Fixed maturities	581,022	40,509	(2,632)	618,899
Equity securities	21	23	—	44

Total available-for-sale	$581,043	$40,532	$(2,632)	$618,943

      For the year ended December 31, 2003, gross unrealized gains include $432,000 of gains that relate to securities that contain an embedded derivative instrument. These gains have been included in investment income for the period in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments (continued)

      The following table shows the Company’s gross unrealized investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. government obligations	$948	$(4)	$—	$—	$948	$(4)
States and political subdivisions	5,247	(18)	—	—	5,247	(18)
Corporate securities	9,774	(75)	—	—	9,774	(75)
Mortgage-backed securities	5,852	(557)	—	—	5,852	(557)
Other debt securities	—	—	—	—	—	—

Subtotal fixed maturities	21,821	(654)	—	—	21,821	(654)
Equity securities	1,587	(107)	—	—	1,587	(107)

Total temporarily impaired securities	$23,408	$(761)	$—	$—	$23,408	$(761)

      Unrealized losses above are primarily related to mortgage-backed securities, which are typically slightly more sensitive to changes in prevailing interest rates than other fixed-maturity securities due to pre-payment options. The unrealized losses associated with mortgage-backed securities are considered by the Company to be interest rate related and temporary in nature.

      The components of pretax investment income and net realized investment gains (losses) for the years ended December 31, 2003, 2002 and 2001 were:

	2003	2002	2001

	(In thousands)
Interest income	$43,892	$44,435	$46,548
Dividend income	37	—	2
Other investment (loss) income	(635)	340	1,333

Investment income	$43,294	$44,775	$47,883

Gross realized gains
Fixed maturities	$3,354	$2,575	$1,697
Equity securities	647	48	121
Other invested assets	—	20	—

Total gross realized gains	4,001	2,643	1,818

Gross realized losses
Fixed maturities	(1,554)	(2,262)	(5,978)
Equity securities	(6)	—	—
Other invested assets	(31)	(251)	(963)

Total gross realized losses	(1,591)	(2,513)	(6,941)

Net realized investment gain (loss)	$2,410	$130	$(5,123)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments (continued)

      Net realized investment gains (losses) above excludes approximately $7,000 in 2003, $293,000 in 2002, and $528,000 in 2001 of realized losses on the sale or disposal of fixed assets.

      During the years ended December 31, 2003, 2002 and 2001, the Company recorded losses of $1.3 million, $770,000 and $5.9 million, respectively, on investments whose decline in market value was considered other than temporary. Net realized gains for the year ended December 31, 2003 are reduced by a $1.3 million charge for an “other than temporary impairment” (“OTTI”) on enhanced equipment trust certificates issued by Delta Airlines. Net realized losses for the years ended December 31, 2002 and 2001 include an OTTI charge of $520,000 and $5.9 million, respectively for the write down of Frontier bonds, as well as $250,000 impairment loss on investment real estate in 2002. In December of 2003, the Frontier bonds, as part of bankruptcy proceedings, were converted to equity securities of Frontier’s parent company, Global Crossings. The Company received 15,865 shares of Global Crossing common stock based on the amount of bonds held by the Company. These shares had an initial fair value of $35 per share, which resulted in a realized gain of approximately $245,000 upon the conversion.

      Changes in unrealized gains (losses) on fixed maturities and equity securities were:

	2003	2002	2001

	(In thousands)
Available-for-sale:
Fixed maturities	$7,212	$29,244	$9,780
Equity securities	437	(312)	(15)
Deferred income taxes	(2,678)	(10,125)	(3,417)

	$4,971	$18,807	$6,348

      The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, was:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Available-for-sale
Less than one year	$34,021	$34,968
One to five years	343,315	371,954
Five to ten years	128,056	138,470
More than ten years	83,280	86,722
Mortgage-backed securities	60,440	62,519

Total	$649,112	$694,633

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2003 and 2002 was $8,311,000 and $8,541,000, respectively.

      Proceeds on the sales of investments in bonds totaled $43,754,000 in 2003, $45,337,000 in 2002, and $27,400,000 in 2001.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deferred Acquisition Costs

      Changes in deferred policy acquisition costs for the years ended December 31, 2003, 2002, and 2001 are summarized as follows:

	2003	2002	2001

	(In thousands)
Balance, January 1	$10,877	$10,712	$9,693
Additions	24,954	28,191	26,779
Amortization	(25,370)	(28,026)	(25,760)

Balance, December 31	$10,461	$10,877	$10,712

      Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

7.	Property and Equipment, Net

      At December 31, 2003 and 2002, property and equipment consisted of the following:

	2003	2002

	(In thousands)
Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	14,198	11,352
Furniture and leasehold improvements	4,901	3,683

	30,169	26,105
Accumulated depreciation	(13,679)	(11,753)

	$16,490	$14,352

      Depreciation expense associated with property and equipment for the years ended December 31, 2003, 2002 and 2001 was $2.0 million, $1.5 million, and $1.4 million, respectively. Net realized losses on the sale or disposal of property and equipment for the years ended December 31, 2003, 2002 and 2001 were $7,000, $293,000 and $528,000, respectively.

      During the years ended December 31, 2003 and 2002, the Company capitalized approximately $1.6 million and $605,000, respectively, of costs incurred related to computer software obtained and developed for internal use. Accordingly, at December 31, 2003 and 2002, approximately $2.2 million and $605,000, respectively, of costs related to this software package have been capitalized. It is anticipated that the software will be placed in use in the second quarter of 2004, at which time these capitalized costs will begin to be amortized on a straight-line basis over a period of five years.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses

      Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2003, 2002, and 2001 was as follows:

	2003	2002	2001

	(In thousands)
Balance, beginning of year	$637,494	$597,046	$483,273
Less, reinsurance recoverables	(95,468)	(91,491)	(69,319)

Net balance, beginning of year	542,026	505,555	413,954
Incurred related to
Current year	209,299	236,398	228,848
Prior years	43,443	5,630	29,000

Total incurred	252,742	242,028	257,848

Paid related to
Current year	38,464	43,867	41,693
Prior years	181,657	161,690	124,554

Total paid	220,121	205,557	166,247

Net balance, end of year	574,647	542,026	505,555
Plus, reinsurance recoverables	98,958	95,468	91,491

Balance, end of period	$673,605	$637,494	$597,046

      During the years ended December 31, 2003, 2002 and 2001, management made adjustments to prior year’s loss reserves, specifically, accident years 1999 through 2002. The unfavorable development totaled $43.4 million in 2003, $5.6 million in 2002, and $29.0 million in 2001. As a percentage of net reserves as of the beginning of the year, these adjustments represented 8.0%, 1.1% and 7.0%, respectively.

      In the second half of 2001, the Company encountered a large increase in reported losses, primarily in its Florida, Ohio and Kentucky professional liability markets. This increase in reported losses was the result of an over 20% increase in the average severity of claims reported in 2001. The 2001 adjustment was also unusually large because the Ohio and Florida markets were relatively new for the Company, making initial reserve estimates very difficult to predict. These higher than expected loss trends continued into 2002, but at a much lower level. As a result, the Company also increased prior year loss reserves in 2002, primarily in its Ohio and Florida markets.

      During the third quarter of 2003, the Company experienced a sharp increase in the severity of paid losses in our medical professional liability segment, which indicated a much higher trend in claims severity. As a result, actuarial projections resulted in higher ultimate severities of loss on currently existing claims related to the 1999 through 2002 accident years, which resulted in management increasing its estimate of incurred but not reported claims related to the 1999 through 2002 accident years by approximately $43.0 million in the third quarter of 2003.

      The unfavorable development in the third quarter of 2003 was primarily related to the Company’s Ohio ($16.4 million), Florida ($16.0 million) and Kentucky ($15.0 million) markets, partially offset by positive development in the Michigan market. The Company announced its exit from the Florida market in 2002 and also discontinued writing occurrence-based policies in the Ohio and Kentucky markets in 2002. There was no significant unfavorable development noted on prior year medical professional liability loss reserves during the fourth quarter of 2003.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses (continued)

      Management believes that the estimate of the ultimate liability for losses and loss adjustment expenses at December 31, 2003 is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and losses and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

9.	Long Term Debt

      In May 2003, the Company formed American Physicians Capital Statutory Trust I and APCapital Trust II (the “Trusts”) by contributing equity of $464,000 to each trust. The trusts were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“TPS”). Each trust issued $15 million of TPS to another trust formed by an institutional investor. The trusts received a total of $29.1 million in net proceeds, after the deduction of a total of approximately $906,000 of commissions paid to the placement agents in the transactions. These commissions were ultimately paid by APCapital, and have been capitalized and are included in other assets on the accompanying Consolidated Balance Sheet. Issuance costs will be amortized over five years as a component of amortization expense.

      The gross proceeds from the trust issuances, and the cash from the equity contribution, were used by the trusts to purchase Debentures issued by APCapital. The TPS issued by the trusts have financial terms similar to the floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by APCapital. In accordance with FIN No. 46, these trusts are not consolidated in the Company’s Consolidated Financial Statements. See Note 2 for further discussion regarding the impact of FIN No. 46.

      The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and plus 4.20% for the second trust issuance, payable quarterly. The interest rate is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 12.50%. The weighted average interest rates of 5.31% (Trust I issuance) and 5.40% (Trust II issuance) resulted in interest expense of approximately $1.0 million for the year ended December 31, 2003. At December 31, 2003, accrued interest payable to the trusts was approximately $182,000. The Debentures are callable by APCapital at par beginning in May 2008. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.

      The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. The Company estimates that the fair value of the debentures approximates the gross proceeds of cash received at the time of issuance.

10.	Reinsurance

      Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies. The Company has mainly entered into excess of loss contracts for medical malpractice and workers’ compensation.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Reinsurance (continued)

A reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003		2002		2001

	Written	Earned	Written	Earned	Written	Earned

	(In thousands)		(In thousands)		(In thousands)
Direct	$256,236	$256,458	$266,260	$262,847	$230,765	$219,035
Ceded	(36,343)	(36,014)	(29,769)	(29,271)	(24,933)	(19,333)
Assumed	4,754	4,146	1,926	1,975	2,947	2,669

Net	$224,647	$224,590	$238,417	$235,551	$208,779	$202,371

Assumed as a percentage of net	2.1%	1.8%	0.8%	0.8%	1.4%	1.3%

      Losses and loss adjustment expenses incurred are net of ceded losses of $33,497,000 for 2003, $31,725,000 for 2002, and $46,721,000 for 2001.

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

      The Company had reinsurance recoverables from the following reinsurers at December 31, 2003 and 2002:

	2003	2002

	(In thousands)
Hannover Ruckversicherungs	$34,348	$27,065
Gerling Global Reinsurance Corporation	17,528	17,202
American Re-Insurance Company	13,507	5,990
Transatlantic Reinsurance Company	11,284	11,626
General Reinsurance Corporation	5,250	11,716
PMA Capital Insurance Corporation	4,739	4,011
Lloyds of London	4,515	2,237
Workers Compensation Reinsurance Association	2,427	3,395
Medical Assurance Company	2,363	2,056
Employers Reinsurance Corporation	1,762	5,831
Converium Reinsurance	1,718	5,754
Others	15,730	12,434

	$115,171	$109,317

      Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	2003	2002

	(In thousands)
Reinsurance recoverable	$103,652	$98,128
Prepaid reinsurance premium (included in other assets on the accompanying Consolidated Balance Sheets)	11,519	11,189

Amounts recoverable from reinsurers	$115,171	$109,317

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of:

	2003	2002	2001

	(In thousands)
Current benefit	$(3,620)	$(3,478)	$(6,532)
Deferred benefit	(10,756)	(2,051)	(16,918)
Deferred tax valuation allowance	50,672	—	—

	$36,296	$(5,529)	$(23,450)

      Income taxes incurred do not bear the usual relationship to income before income taxes for the years ended December 31, 2003, 2002, and 2001 due to the following:

	2003		2002		2001

	(In thousands)
Loss before income taxes	$(40,883)		$(14,941)		$(67,230)

Tax at statutory rate	(14,309)	35.0%	(5,229)	35.0%	(23,531)	35.0%
Tax effect of:
Tax exempt interest	(486)	1.2%	(525)	3.5%	(617)	0.9%
Other items, net	419	-1.0%	225	-1.5%	698	-1.0%
Valuation allowance	50,672	-123.9%	—	0.0%	—	0.0%

	$36,296	-88.8%	$(5,529)	37.0%	$(23,450)	34.9%

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on its recent loss experience, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. The establishment of the valuation allowance during 2003 is recorded as federal income tax expense in the accompanying Consolidated Statements of Income. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes (continued)

      At December 31, 2003 and 2002, the components of the net deferred federal income tax asset were as follows:

	2003	2002

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$29,385	$31,072
Net operating loss carryforwards	15,658	3,326
Unearned and audit premiums	7,732	8,140
Minimum tax credits	8,242	9,101
Realized losses on investments	4,257	2,893
Goodwill	4,827	5,485
Other	2,604	1,843

Total deferred tax assets	72,705	61,860

Deferred tax liabilities arising from
Deferred policy acquisition costs	3,656	3,807
Net unrealized gains on securities	15,942	13,263
Other	2,435	2,248

Total deferred tax liabilities	22,033	19,318

Net deferred tax asset before valuation allowance	50,672	42,542

Valuation allowance	(50,672)	—

Net deferred tax asset	$—	$42,542

      At December 31, 2003, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration

	(In thousands)
New Mexico Physicians Mutual Liability Company merger(2)	$5,720	$575	2010
State Mutual Insurance Company merger(2)	$4,073	$340	2012
2003 net operating loss(1)	$34,222	—	2018

(1)	There are no change in control limitations on the annual use of net operating losses related to the year ended December 31, 2003.

(2)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997.

      In addition, the Company had approximately $8.2 million of minimum tax credits which can be carried forward indefinitely.

12.	Shareholders’ Equity

      In September 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439. The following table reflects the number of shares

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity (continued)

repurchased during the years ended December 31, 2003, 2002 and 2001, the cost of shares repurchased, the average price per share repurchased during those periods, as well as the cumulative inception to date totals.

	Inception	For the Year Ended December 31,
	to Date
	Totals	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Number of shares repurchased	3,197,070	272,800	1,555,100	1,369,170
Cost of shares repurchased	$60,382	$7,676	$27,483	$25,225
Average cost per share repurchased	$18.89	$28.14	$17.67	$18.42

      The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of December 31, 2003, the Company has 418,369 shares of its September 11, 2003 stock repurchase program remaining to be purchased.

      Approximately $1.032 billion of consolidated assets represents assets of the Company’s insurance operations that are subject to regulation and may not be transferred to APCapital in the form of dividends, loans or advances. The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of surplus as of the preceding year end. As of January 1, 2004, approximately $14.8 million could be paid by the Company’s insurance subsidiaries without prior regulatory approval.

13.	Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

      Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, long-term debt, and note payable constitute financial instruments. The carrying amounts of all financial instruments approximated their fair values at December 31, 2003 and 2002.

14.	Restructuring Charges

      In November, 2001, the Company reduced personnel in its Information Systems department and its management team. A total of eleven people were terminated resulting in $1,891,000 of severance costs and $26,000 of other costs. In December 2001, the Company completed its phase out of the personal and commercial lines and all policies have been non-renewed. A total of nine people were terminated resulting in a charge of $567,000. At December 31, 2002, substantially all activities related to the restructuring initiatives were substantially complete; however, structured severance packages were not completely paid out until 2003.

      In the fourth quarter of 2003, the Company began to exit its workers’ compensation line of business. A total of twelve employees were terminated resulting in $808,000 of one-time employee severance costs. Approximately $81,000 of these costs were paid prior to December 31, 2003, with the remaining $727,000 expected to be paid out over the next 10 months in accordance with the structure of the severance packages.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring Charges (continued)

These costs have been included in the loss before taxes reported for the workers’ compensation segment for the year ended December 31, 2003 (Note 21).

      The remaining amounts to be paid for restructuring charges are as follows:

	2003	2002	2001

	(In thousands)
Balance, January 1	$216	1,130	454
Employee separations	808	—	2,484
Payments	(297)	(914)	(1,808)

Balance, December 31	$727	216	$1,130

      In addition to the above amounts, certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At December 31, 2003, total future employee separation costs are estimated to be approximately $300,000.

15.	Related Party Transactions

      The note payable to an officer represents the remaining annual installment payments due to the Company’s former President and CEO in connection with the purchase of Stratton-Cheeseman Management Company in 1999. In accordance with the original purchase agreement, the remaining annual installments have been reduced by $200,000 each because of the half-grade decrease in the Company’s A.M. Best Company rating during the fourth quarter of 2003. The note aggregated $6,000,000 and $6,566,800 at December 31, 2003 and 2002 respectively. As specified in the original purchase agreement, the note was paid in its entirety in January 2004 upon the retirement of the former President and CEO, effective December 31, 2003.

      The former President and CEO of the Company is a majority owner of SCW Agency Group, Inc., formerly Stratton Cheeseman & Walsh, Inc. (“SCW”), an agency that sells the Company’s medical professional liability insurance in Michigan, Illinois, Kentucky, Florida and Nevada and workers’ compensation insurance in Michigan, Kentucky and other states. Direct premiums written by the agency during 2003, 2002, and 2001 totaled $75,270,000, $70,810,000, and $68,896,000, respectively, representing, 29.4%, 26.6%, and 29.9% of direct premiums written during such years. Commission expense incurred related to SCW approximated $5,962,000, $5,560,000, and $4,660,000 in 2003, 2002, and 2001, respectively.

      SCW leased approximately 10,000 square feet of office space from the Company in 2003, approximately 13,000 square feet in 2002 and approximately 10,000 sq. feet in 2001. The Company received $214,000, $283,000, and $216,000 in rental income in 2003, 2002, and 2001, respectively, from the agency related to the leased office space.

      The Company also has a non-interest bearing note receivable from SCW related to the establishment of a sales force in the state of Nevada. This note is to be repaid through a reduced commission rate on premium written by SCW in the state of Nevada over a period of time not to exceed ten years. Any unpaid amounts at the end of ten years will be forgiven. At December 31, 2003 and 2002 the Company’s non-interest bearing receivable from SCW was approximately $286,000 and $310,000, respectively. At December 31, 2003 and 2002, the Company has established an allowance in the amount of $286,000 and $300,000, respectively, in the event that the receivable balance owed by SCW is not repaid as a result of a reduction or elimination of premiums written in Nevada. Accordingly, the net receivable at December 31, 2003 and 2002 was $0 and $10,000, respectively.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions (continued)

      In 2001, a representative from a law firm providing legal services to the Company was appointed an officer of the Company. Legal services provided by this firm to the Company during 2003, 2002 and 2001 were $390,000, $410,000 and $370,000, respectively.

16.	Employee Benefit Plans

      The Company offers benefits under certain defined contribution plans. In 2003, 2002 and 2001, the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $986,000, $995,000, and $1,672,000, for 2003, 2002, and 2001, respectively.

17.	Stock Based Compensation

      In December 2000, the Board of Directors adopted the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and stock awards for officers, directors and employees of the Company. These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock which shall be available for options and stock awards is 1,200,000 shares.

      Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. Options granted during 2003, 2002 and 2001 vest in annual installments of 33%, 33%, and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

      A summary of the Company’s stock option activity is as follows:

	2003		2002		2001

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of year	987,500	$18.39	792,500	$17.80	410,000	$13.50
Granted during year	5,000	$18.48	263,000	$18.72	490,500	$20.44
Exercised during year	(25,800)	$16.55	(18,000)	$13.50
Canceled during year	(93,500)	$17.88	(50,000)	$20.58	(108,000)	$13.50

Options outstanding at end of year	873,200	$18.01	987,500	$18.39	792,500	$17.80

Options Outstanding				Options Exercisable

		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price

$13.50 - $13.50	278,000	6.93	$13.50	118,500	$13.50
$13.51 - $20.00	69,000	8.76	$17.41	21,120	$17.33
$20.01 - $20.68	526,200	7.95	$20.47	326,700	$20.45
Options available for grant at end of year	123,303

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stock Based Compensation (continued)

      In December 2000, the Company granted 135,200 restricted shares of APCapital common stock, having a per share market value of $13.50, to certain officers, board members and employees. The restricted shares vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through fifth anniversaries, respectively, of the date of grant.

      In December 2000, the Company also granted 200 shares of restricted stock to each full-time employee for a total grant of 39,600 shares at $13.50 per share. These shares vested at a rate of 20%, 35% and 45%, in 2001, 2002, and 2003, respectively. During 2003, a total of 51,210 shares vested under the terms of the stock award programs, including 17,600 shares that were vested in connection with the retirement of the Company’s former President and CEO, effective December 31, 2003. During 2002 and 2001, a total of 26,580 and 18,110 shares, respectively, vested under terms of these stock award programs. A total of 2,685, 5,530 and 21,700 shares were forfeited as a result of employee terminations prior to vesting during 2003, 2002 and 2001, respectively. The vesting of stock awarded to officers, directors and employees resulted in a total compensation expense of $565,000, $421,000 and $265,000 in 2003, 2002, and 2001, respectively.

      In 2003, the Company recognized a tax benefit of $261,000 related to the incremental tax benefit of restricted stock that vested during the year and stock options that were exercised during the year. This incremental tax benefit was credited to additional paid-in-capital.

18.	Earnings Per Share

      Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, “Earnings per Share.”

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Share (continued)

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(In thousands, except per share
	amounts)
Numerator for basic and diluted loss per common share:
Loss before cumulative effect of a change in accounting principal	$(76,831)	$(9,412)	$(43,780)
Cumulative effect of a change in accounting principal	—	(9,079)	—

Net loss	$(76,831)	$(18,491)	$(43,780)

Denominator:
Denominator for basic loss per common share — weighted average shares outstanding	8,520	9,340	11,072
Effect of dilutive stock options and awards(1)	—	—	—

Denominator for diluted loss per common share — adjusted weighted average shares outstanding	8,520	9,340	11,072

Loss per common share:
Loss before cumulative effect of a change in accounting principle
Basic	$(9.02)	$(1.01)	$(3.95)
Diluted	$(9.02)	$(1.01)	$(3.95)
Cumulative effect of a change in accounting principle
Basic	$—	$(0.97)	$—
Diluted	$—	$(0.97)	$—
Net loss
Basic	$(9.02)	$(1.98)	$(3.95)
Diluted	$(9.02)	$(1.98)	$(3.95)

(1)	As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, no effect of awards or options were calculated as the impact would be anti-dilutive.

19.	Commitments and Contingencies

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies (continued)

      APCapital has issued guarantees in connection with the formation of non-consolidated subsidiary trusts that were formed during 2003 for the purpose of issuing mandatorily redeemable TPS. In accordance with the structure and nature of the transactions, APCapital has guaranteed that amounts paid to the trusts, related to the debentures issued by APCapital that the trusts hold, will be distributed to the holders of the TPS. The amounts payable to the holders of the TPS are recorded as liabilities on the Company’s Consolidated Balance Sheets. See Note 9 for further information on the trusts, the TPS, and the debentures issued by APCapital.

      The Company is obligated under operating leases, which have various expiration dates through December 2008. Minimum future lease payments are as follows: 2004 — $1,336,000; 2005 — $924,000; 2006 — $726,000, 2007 — $469,000 and 2008 and thereafter — $2,357,000. Rental expense was $1,615,000 in 2003, $1,900,000 in 2002, and $2,177,000 in 2001.

      The Company is the first and second guarantor of approximately $1.6 million and $4.9 million, respectively, of debt owed by one of the Company’s real estate partnership investments. The debt matures in 2005, at which time, if the partnership is not able to refinance the loan, the Company has committed to provide temporary financing in an amount not to exceed the amount of the loan that matured for a period not to exceed nine months. Upon the failure to perform of the other parties to the guarantee, the Company has certain remedies that include suing to seek enforcement of the Company’s right of contribution to the partnership, remove the other parties as managers of the partnership, or force the sale of the partnership to recover damages. At December 31, 2003 and 2002, the Company has not recorded any liability related to these guarantees, as the probability of being called upon to make payment under the guarantees is considered by management to be remote.

      With the exception of the following, the Company is not currently subject to any material litigation. Though routine litigation matters may arise in the ordinary course of the Company’s insurance business, management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

      On both December 30, 2003, and February 20, 2004, separate putative shareholder class action complaints were filed in the United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks money damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On each of March 2, 2004 and March 3, 2004, motions were filed by various shareholders seeking orders consolidating the two lawsuits, naming the moving shareholders as lead plaintiff and naming lead counsel. On March 9, 2004, the parties filed a stipulation and proposed order consolidating the two cases by dismissing the first suit with prejudice and appointing a lead plaintiff and lead counsel. The Company has preserved its right to challenge the propriety of certifying the case as a class action. The Court has not acted on this filing. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

20.	GAAP and Statutory Reporting

      American Physicians, APS and ICA, domiciled in the State of Michigan, are included in the accompanying Consolidated Financial Statements in accordance with GAAP. These organizations are subject to regulation by the State of Michigan Office of Financial and Insurance Services and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	GAAP and Statutory Reporting (continued)

statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes.

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

•	A valuation allowance is required under GAAP when it is determined that gross deferred tax assets cannot be realized, in whole or in part. For statutory accounting purposes, the valuation allowance is replaced with a more objective admitted asset test, which is intended to serve the same purpose as the GAAP valuation allowance. This more quantitative approach under statutory accounting can sometimes result in differing amounts of deferred tax assets being carried for GAAP and statutory accounting purposes.

•	American Physicians’ investment in PIC is not consolidated, but rather, accounted for based on the equity method of accounting.

      The following is statutory surplus at December 31, 2003, 2002, and 2001 and net (loss) income for the years then ended.

	2003	2002	2001

	(In thousands)
Statutory surplus, December 31	$150,270	$190,216	$203,223

Statutory net loss for the year ended December 31	$(36,434)	$(10,117)	$(63,535)

      On January 1, 2001, significant changes to the statutory basis of accounting became effective in all states in which the Company is licensed. The cumulative effect of these changes, known as Codification was recorded as a direct adjustment to statutory surplus. The effect of adoption resulted in an increase in statutory surplus of $16.7 million.

21.	Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has five reportable segments — medical professional liability, workers’ compensation, health, personal and commercial and corporate and other. The accounting policies of the segments are the same as those described in the basis of presentation.

      Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses are all attributed to the holding company and are included in corporate and other. Restructuring expenses are allocated to the segments based on the nature of the restructuring.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Segment Information (continued)

      The financial information that management reviews in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

	Medical
	Professional	Workers’		Personal and	Corporate	Intersegment
Total assets:	Liability	Compensation	Health	Commercial	and Other	Eliminations	Consolidated

	(In thousands)
December 31,
2003	$909,372	113,123	5,839	4,102	234,326	(203,716)	$1,063,046
2002	$859,804	153,612	19,003	4,089	284,075	(261,665)	$1,058,918

	For the Year Ended December 31, 2003

	Medical			Personal	Corporate
	Professional	Workers’		and	and	Intersegment
	Liability	Compensation	Health	Commercial	Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$158,777	$43,844	$22,208	$(239)	$—	$—	$224,590
Investment income	36,282	5,855	741	54	362	—	43,294
Other revenue items	4,649	241	89	—	881	(578)	3,507

Total revenues	197,933	49,940	23,038	(185)	1,243	(578)	$271,391
Expenses:
Loss and loss adjustment expenses	197,430	35,632	18,619	1,061	—	—	252,742
Underwriting expenses	31,315	15,698	3,875	216	—	—	51,104
General and administrative expenses	—	—	—	—	2,921	—	2,921
Other expense items	3,009	1,290	54	54	1,678	(578)	5,507

Total expenses	231,754	52,620	22,548	1,331	4,599	(578)	312,274

Loss before income taxes, minority interests and cumulative effect of a change in accounting principle	$(33,821)	$(2,680)	$490	$(1,516)	$(3,356)	$—	$(40,883)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Segment Information (continued)

	For the Year Ended December 31, 2002

	Medical			Personal	Corporate
	Professional	Workers’		and	and	Intersegment
	Liability	Compensation	Health	Commercial	Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$148,646	$63,517	$23,820	$(432)	$—	$—	$235,551
Investment income	37,349	5,924	830	57	615	—	44,775
Other revenue items	1,357	(81)	(11)	(512)	770	(560)	213

Total revenues	186,602	69,360	24,639	(887)	1,385	(560)	$280,539
Expenses:
Loss and loss adjustment expenses	162,250	55,157	23,254	1,367	—	—	242,028
Underwriting expenses	27,157	16,222	4,849	365	—	—	48,593
General and administrative expenses	—	—	—	—	1,395	—	1,395
Other expense items	2,414	501	108	(6)	1,007	(560)	3,464

Total expenses	191,821	71,880	28,211	1,726	2,402	(560)	295,480

Loss before income taxes, minority interests and cumulative effect of a change in accounting principle	$(5,219)	$(2,520)	$(3,572)	$(2,613)	$(1,017)	$—	$(14,941)

	For the Year Ended December 31, 2001

	Medical			Personal	Corporate
	Professional	Workers’		and	and	Intersegment
	Liability	Compensation	Health	Commercial	Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$119,659	$58,377	$18,668	$5,667	$—	$—	$202,371
Investment income	36,975	7,444	594	63	2,807	—	47,883
Other revenue items	(3,659)	(734)	(58)	9	(125)	(538)	(5,105)

Total revenues	152,975	65,087	19,204	5,739	2,682	(538)	$245,149
Expenses:
Loss and loss adjustment expenses	168,590	62,712	18,430	8,116	—	—	257,848
Underwriting expenses	23,281	16,402	4,193	1,235	—	—	45,111
General and administrative expenses	—	—	—	—	1,504	—	1,504
Other expense items	3,047	947	331	174	3,955	(538)	7,916

Total expenses	194,918	80,061	22,954	9,525	5,459	(538)	312,379

Loss before income taxes, minority interests and cumulative effect of a change in accounting principle	$(41,943)	$(14,974)	$(3,750)	$(3,786)	$(2,777)	$—	$(67,230)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

      The unaudited operating results by quarter for 2003, 2002, and 2001 are summarized below:

		(Loss) Income
		Before Taxes,
		Minority Interest,		Net (Loss) Income
		and Cumulative	Net	Per Common
	Total	Effect of a Change in	(Loss)	Share Assuming
	Revenues	Accounting Principle	Income	Dilution*

	(In thousands, except per share data)
2003
1st Quarter	$68,979	$(1,515)	$(985)	$(0.11)
2nd Quarter	66,267	1,703	1,107	0.12
3rd Quarter***	68,292	(42,434)	(77,055)	(9.03)
4th Quarter	67,853	1,363	102	0.01

	$271,391	$(40,883)	$(76,831)

2002
1st Quarter**	$64,595	$(5,429)	$(12,608)	$(1.26)
2nd Quarter	67,466	(4,194)	(2,719)	(0.28)
3rd Quarter	72,811	(2,996)	(1,948)	(0.21)
4th Quarter**	75,667	(2,322)	(1,216)	(0.14)

	$280,539	$(14,941)	$(18,491)

*	For periods where the Company incurred a loss, no effect of awards or options were calculated as the impact would be anti-dilutive).

**	In accordance with the transition guidance given in SFAS No. 142, the goodwill impairment charge, net of tax, that was determined in the fourth quarter of 2002 has been recorded in the first quarter of 2002 as SFAS No. 142 was adopted effective January 1, 2002 (Notes 2 and 4)

***	The significant loss in the third quarter of 2003, as compared to the first, second and fourth quarter of the same year, was primarily the result of adverse development on prior year loss reserves (Note 8) and the establishment of a deferred tax valuation allowance (Note 11).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEET
December 31, 2003 and 2002

	2003	2002

	(In thousands, except
	share data)
ASSETS
Investments in subsidiaries	$202,787	$260,664
Equity securities	928	—
Cash and cash equivalents	27,773	18,671
Deferred federal income taxes	—	942
Intangible asset	625	—
Federal income taxes recoverable	—	207
Other assets	1,731	409

Total assets	$233,844	$280,893

LIABILITIES
Long-term debt	$30,928	$—
Accrued expenses and other liabilities	1,108	604

Total liabilities	32,036	604

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 8,452,778 and 8,695,492 shares outstanding at December 31, 2003 and 2002, respectively
Additional paid-in capital	85,137	92,148
Retained earnings	87,352	164,183
Unearned stock compensation	(288)	(678)
Accumulated other comprehensive income, net of deferred federal income taxes	29,607	24,636

Total shareholders’ equity	201,808	280,289

Total liabilities and shareholders’ equity	$233,844	$280,893

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

	2003	2002

	(In thousands)
Revenues
Investment income	$344	$587
Other income	15	—

Total revenues	359	587
Expenses
Interest expense	1,008	—
Amortization expense	128	—
General and administrative expenses	2,813	1,178

Total expenses	3,949	1,178
Loss before income taxes and equity in undistributed loss of subsidiaries	(3,590)	(591)
Federal income tax expense (benefit)	393	(209)

Loss before equity in undistributed loss of subsidiaries	(3,983)	(382)
Equity in undistributed loss of subsidiaries	(72,848)	(18,109)

Net loss	$(76,831)	$(18,491)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
Years Ended December 31, 2003 and 2002

	2003	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(76,831)	$(18,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiaries	72,848	18,109
Amortization	518	323
Deferred federal income taxes	942	(403)
Changes in:
Federal income taxes recoverable/payable	207	580
Accrued expenses and other liabilities	504	(1,014)
Other assets	(544)	3,672

Net cash provided by (used in) operating activities	(2,356)	2,776

Cash flows from investing activities
Acquisition of intangible asset	(625)	—
Net contributions to subsidiaries	(10,928)	—

Net cash used in investing activities	(11,553)	—

Cash flows from financing activities
Common stock repurchased	(7,676)	(27,483)
Debt issuance costs	(906)	—
Issuance of long-term debt	30,928	—
Stock options exercised	440	243
Other	225	(75)

Net cash provided by (used in) financing activities	23,011	(27,315)

Net increase (decrease) in cash and cash equivalents	9,102	(24,539)
Cash and cash equivalents, beginning of year	18,671	43,210

Cash and cash equivalents, end of year	$27,773	$18,671

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Year Ended December 31, 2003

(1)	Description of Business

      American Physicians Capital, Inc. (APCapital) is an insurance holding company incorporated under Michigan law on July 6, 2000.

      APCapital owns all of the issued and outstanding common stock of the following entities:

American Physicians Assurance Corporation — a stock insurance company incorporated under Michigan law (American Physicians), formerly Mutual Insurance Corporation Of America

Insurance Corporation of America — a stock insurance company incorporated under Michigan law (ICA).

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

American Physicians Capital Statutory Trust I — a trust formed in Connecticut for the purpose of issuing mandatorily redeemable trust preferred securities to institutional investors (Note 9)

APCapital Trust II — a trust formed in Delaware for the purpose of issuing mandatorily redeemable trust preferred securities to institutional investors (Note 9)

(2)	Federal Income Taxes

      Income tax provisions for the individual companies are computed on a separate company basis.

(3)	Subsequent Event

      In January 2004, APCapital contributed $25 million to its insurance subsidiary, American Physicians.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC.

	At or for the Year Ended December 31, 2003

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Medical professional liability	$8,512	$598,329	$87,330	$—	$158,777	$33,748	$197,430	$19,376	$11,939	$164,157
Workers’ compensation	1,949	66,509	16,476	—	43,844	5,466	35,632	5,994	9,704	38,521
Health	—	5,625	—	—	22,208	692	18,619	—	3,875	22,208
Personal and commercial	—	3,142	—	—	(239)	50	1,061	—	216	(239)
Corporate and other	—	—	—	—	—	(180)	—	—	—	—
Intersegment eliminations	—	—	—	—	—	578	—	—	—	—

Total	$10,461	$673,605	$103,806	$—	$224,590	$40,354	$252,742	$25,370	$25,734	$224,647

	At or for the Year Ended December 31, 2002

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Medical professional liability	$8,067	$542,456	$80,433	$—	$148,646	$35,156	$162,250	$19,284	$7,873	$154,583
Workers’ compensation	2,810	80,274	22,987	—	63,517	5,519	55,157	8,742	7,480	60,446
Health	—	11,150	—	—	23,820	773	23,254		4,849	23,820
Personal and commercial	—	3,614	—	—	(432)	68	1,367		365	(432)
Corporate and other	—	—	—	—	—	(392)	—			—
Intersegment eliminations	—	—	—	—	—	560	—			—

Total	$10,877	$637,494	$103,420	$—	$235,551	$41,684	$242,028	$28,026	$20,567	$238,417

	At or for the Year Ended December 31, 2001

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Medical professional liability	$7,926	$510,397	$74,668	$—	$119,659	$35,069	$168,590	$17,728	$5,553	$126,830
Workers’ compensation	2,786	69,124	25,358	—	58,377	7,061	62,712	7,195	9,207	64,754
Health	—	10,900	—	—	18,668	564	18,430		4,193	18,668
Personal and commercial	—	6,625	30	—	5,667	67	8,116	837	398	(1,473)
Corporate and other	—	—	—	—	—	2,066	—		—
Intersegment eliminations	—	—	—	—	—	538	—		—

Total	$10,712	$597,046	$100,056	$—	$202,371	$45,365	$257,848	$25,760	$19,351	$208,779

(1)	Net investment income is allocated to each of the segments based on that segment’s “ownership” of the underlying income producing assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14.	Principal Accountant Fees and Services

      The required information will be contained in the Proxy Statement under the caption “Independent Accountants,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2)

      Financial Statements:

Report of independent auditors

Consolidated balance sheets as of December 31, 2003 and 2002

Consolidated statements of income for the years ended December 31, 2003, 2002 and 2001

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001

Notes to consolidated financial statements

      Financial Statement Schedules:

II. Condensed financial information of registrant

III. Supplementary insurance information

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

      (b) Reports on Form 8-K

      During the three months ended December 31, 2003, the following reports on Form 8-K were filed by the Company.

      Current Report on Form 8-K filed October 30, 2003 disclosing under Items 5 and 7 completion of a trust preferred pool transaction.

      Current Report on Form 8-K filed November 7, 2003 disclosing under Items 7 and 12 the issuance of a press release announcing a delay in the release of financial results for the third quarter of 2003.

      Current Report on Form 8-K filed November 12, 2003 disclosing under Items 9 and 12 the issuance of a press release announcing financial results for the three and nine months ended September 30, 2003 and certain other financial information.

      Current Report on Form 8-K filed November 13, 2003 disclosing under Items 9 and 12 the issuance of a press release announcing financial results for the three and nine months ended September 30, 2003 and certain other financial information.

      Current Report on Form 8-K/ A filed November 14, 2003 disclosing under Item 12 the issuance of a press release announcing financial results for the three and nine months ended September 30, 2003 and certain other financial information.

      Current Report on Form 8-K filed November 25, 2003 disclosing under Items 5 and 7 the issuance of a press release announcing the engagement of a financial advisor and the issuance of a press release announcing the unwinding of a recent trust preferred securities issuance.

      Current Report on Form 8-K filed December 3, 2003 disclosing under Items 5 and 7 the issuance of a press release announcing the intended retirement of its Chief Executive Officer.

      Current Report on Form 8-K filed December 23, 2003 disclosing under Items 5 and 7 the issuance of a press release announcing the appointment of a new President and Chief Executive Officer.

      There were no financial statements filed with these Forms 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 12, 2004.

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. KEVIN CLINTON

R. Kevin Clinton
Its: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 12, 2004 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. KEVIN CLINTON R. Kevin Clinton	President and Chief Executive Officer (principal executive officer)

/s/ FRANK H. FREUND Frank H. Freund	Executive Vice President, Treasurer, Chief Financial Officer (principal financial and principal accounting officer)

/s/ THOMAS R. BERGLUND, M.D. Thomas R. Berglund, M.D.	Director and Chairman of the Board

/s/ BILLY B. BAUMANN, M.D. Billy B. Baumann, M.D.	Director

William B. Cheeseman	Director

/s/ MYRON EMERICK, D.O. Myron Emerick, D.O.	Director

/s/ APPARAO MUKKAMALA, M.D. AppaRao Mukkamala, M.D.	Director

/s/ SPENCER L. SCHNEIDER Spencer L. Schneider	Director

/s/ LLOYD A. SCHWARTZ Lloyd A. Schwartz	Director

EXHIBIT INDEX

      The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital’s commission file number is 000-32057.

Exhibit
Number	Description

2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)
3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended May 7, 2003(8)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(8)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(8)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.2	Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians and William B. Cheeseman and William J. Gaugier(2)
10.3	First Amendment, dated October 9, 2000, to Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians, William B. Cheeseman and William J. Gaugier(2)
10.4	Stock Purchase Agreement between Kentucky Medical Insurance Company and Stratton, Cheeseman & Walsh, Inc., dated March 6, 1997(2)
10.5	American Physicians/SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)
10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)
*10.7	Employment Agreement between William B. Cheeseman and MICOA Management Company, Inc., dated October 27, 1999(4)
10.10	Agency Agreement between American Physicians and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)
10.11	Sub-Agent Agreement between SCW Agency Group, Inc. and Managed Insurance Services, Inc., dated April 11, 2000(2)
10.12	MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)
*10.14	Executive Employment Agreement, dated as of October 11, 2000, between Frank H. Freund and American Physicians(4)
*10.16	Executive Employment Agreement, dated as of October 11, 2000, between Margo C. Runkle and American Physicians(4)
*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)
*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)
10.22	Standstill Agreement, dated February 20, 2002(5)
10.23	Description of unwritten sublease arrangement between American Physicians and SCW Agency(6)
*10.24	Executive Employment Agreement, dated as of May 13, 2002, between Annette Flood and American Physicians(7)
*10.25	Executive Employment Agreement, dated as of May 13, 2002, between R. Kevin Clinton and American Physicians(7)
10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(7)

Exhibit
Number	Description

10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(8)
10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(8)
10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(8)
10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(8)
10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(8)
*10.32	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation(8)
*10.33	Letter Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(1)
*10.34	Consulting Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(1)
**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(1)
21.1	Subsidiaries of APCapital(1)
23.1	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.(1)

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s 2001 Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed as an exhibit to APCapital’s 2002 Annual Report on Form 10-K and incorporated herein by reference.

(8)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003 and incorporated herein by reference.