Form 10-K/A
period 2003-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2004-03-19
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2003, based on $24.48 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market’s National Market), was approximately $176.3 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

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

      (b) Reports on Form 8-K

      During the three months ended December 31, 2003, the following reports on Form 8-K were filed by the Company:

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized, on March 19, 2004.

AMERICAN PHYSICIANS CAPITAL, INC.

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

Exhibit
Number	Description

2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)
3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended May 7, 2003(8)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(8)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(8)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.2	Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians and William B. Cheeseman and William J. Gaugier(2)
10.3	First Amendment, dated October 9, 2000, to Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians, William B. Cheeseman and William J. Gaugier(2)
10.4	Stock Purchase Agreement between Kentucky Medical Insurance Company and Stratton, Cheeseman & Walsh, Inc., dated March 6, 1997(2)
10.5	American Physicians/SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)
10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)
*10.7	Employment Agreement between William B. Cheeseman and MICOA Management Company, Inc., dated October 27, 1999(4)
10.10	Agency Agreement between American Physicians and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)
10.11	Sub-Agent Agreement between SCW Agency Group, Inc. and Managed Insurance Services, Inc., dated April 11, 2000(2)
10.12	MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)
*10.14	Executive Employment Agreement, dated as of October 11, 2000, between Frank H. Freund and American Physicians(4)
*10.16	Executive Employment Agreement, dated as of October 11, 2000, between Margo C. Runkle and American Physicians(4)
*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)
*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)
10.22	Standstill Agreement, dated February 20, 2002(5)
10.23	Description of unwritten sublease arrangement between American Physicians and SCW Agency(6)
*10.24	Executive Employment Agreement, dated as of May 13, 2002, between Annette Flood and American Physicians(7)
*10.25	Executive Employment Agreement, dated as of May 13, 2002, between R. Kevin Clinton and American Physicians(7)
10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(7)

Exhibit
Number	Description

10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(8)
10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(8)
10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(8)
10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(8)
10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(8)
*10.32	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation(8)
*10.33	Letter Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(1)
*10.34	Consulting Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(1)
**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(1)
*10.36	Form of Executive Employment Agreement(1)
21.1	Subsidiaries of APCapital(1)
23.1	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934(1)

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s 2001 Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed as an exhibit to APCapital’s 2002 Annual Report on Form 10-K and incorporated herein by reference.

(8)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003 and incorporated herein by reference.