Form 10-K/A
period 2003-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2004-04-29
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES ☒    NO ☐

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

     This amendment is being filed to include information intended to be incorporated by reference from the definitive proxy statement. The Board of Directors has set the date for the 2004 annual meeting of shareholders at August 4, 2004, which will delay the filing of the definitive proxy statement until after April 29, 2004, the date by which the definitive proxy materials must be filed in order to incorporate the information below by reference into the Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Background

     The Articles of Incorporation of American Physicians Capital, Inc. (the “Company” or “APCapital”) divide the directors into three classes, designated Class I, Class II and Class III. Each year, on a rotating basis, the terms of office of the directors in one of the three classes expire. If elected, the term for the Class III directors who have been nominated to stand for election at the 2004 annual meeting of shareholders will expire at the 2007 annual meeting of shareholders or upon the election and qualification of their successors. The term for the Class II director who has been nominated to stand for election at the 2004 annual meeting of shareholders will expire at the 2006 annual meeting of shareholders or upon the election and qualification of his successor. In accordance with the Company’s Bylaws, the Board of Directors has expanded the size of the Board from seven to nine directors (three in each class) beginning at the 2004 annual meeting of shareholders. Information with respect to our incumbent directors and the four nominees proposed for election in 2004 is set forth below.

     The Class II nominee, Mr. Kevin Clinton, is the Company’s President and Chief Executive Officer and was recommended for nomination by the Governance Committee. One of the Class III nominees, Dr. Berglund, is currently a director of the Company. The second Class III nominee, Mr. Gorman, is being nominated by the Board pursuant to the terms of an agreement with Mr. Gorman. See “ — Gorman Standstill Agreement.” The third Class III nominee, Mr. Olson, was recommended for nomination by Mr. Clinton.

Class II Nominee for Director

     R. Kevin Clinton, age 49, was appointed president and chief executive officer of the Company effective January 1, 2004. Since June 2002, Mr. Clinton has served as president of American Physicians, the Company’s largest subsidiary. Prior to this, he served as executive vice president and chief operating officer of the Company from October 2001 to June 2002. Prior to joining the Company in September 2001, Mr. Clinton was president, chief executive officer and a director of MEEMIC Holdings, Inc., a publicly traded property and casualty insurance holding company and a subsidiary of ProNational Insurance Company and Professionals Group, Inc., from 1997 until July 2001. Mr. Clinton was chief financial officer at ProNational Insurance Company from 1990 to 1997. Mr. Clinton is a Fellow of the Casualty Actuarial Society.

Class III Nominees For Director

     Thomas R. Berglund, M.D., age 70, practices family medicine in Portage, Michigan. Dr. Berglund was a member of the Board of Directors of the Michigan State Medical Society from 1972 to May 2001, serving as chairman from 1981 to 1985, president from 1986 to 1987 and secretary from 1988 to May 2001. He served on the American Physicians Assurance Corporation (“American Physicians”) subsidiary Board of Directors from 1985 to 2002, and has been a director and chairman of the Company’s Board since July 2000.

     Daniel L. Gorman, age 56, has practiced law as the sole practitioner of the Law Offices of Daniel L. Gorman since 1977, advising clients on a wide range of legal issues and during the same period has acted as the Town Attorney for Vestal, New York, functioning as its house counsel. Since 1989, Mr. Gorman has acted as an investor and legal counsel in private venture capital transactions in the value and financial sector. From August 1999 until September 30, 2000, Mr. Gorman served as special counsel at Chernin & Gold, a Binghamton, New York law firm.

     D. Joseph Olson, J.D., age 62, joined Amerisure Insurance Companies, a regional property and casualty insurance group, in 1997 as senior vice president and general counsel. In November 2001 he assumed the position of senior vice president and counsel — government relations. In May 1995, Mr. Olson was appointed Michigan Commissioner of Insurance and served in that position until 1997. From 1980 to 1995, he was vice president — general counsel for Citizens Insurance Company of America, a Midwestern property and casualty insurance carrier. He serves on the boards of the Michigan Automobile Insurance Placement Facility and the Michigan Property and Casualty Guaranty Association. He is a member of the state bars of Michigan and Texas.

Class III Director With a Term Expiring in 2004

     William B. Cheeseman, age 62, was the Company’s president and chief executive officer from July 2000 through December 2003. He was also president and chief executive officer of American Physicians from 1999 until June 2002. He was a director of American Physicians from May 2000 to December 2003, and has been a director of the Company since July 2000. Mr. Cheeseman guided the establishment of American Physicians in 1975. From 1975 until 1999, Mr. Cheeseman was a principal in the Stratton-Cheeseman Management Company, which managed American Physicians until being acquired by American Physicians in 1999. Mr. Cheeseman will be retiring from the Board of Directors following the 2004 annual meeting of shareholders.

Class II Directors With Terms Expiring in 2006

     Billy B. Baumann, M.D., age 67, is a retired pathologist and former chief of staff at North Oakland Medical Centers, in Pontiac, Michigan. He served as president and treasurer of the Michigan State Medical Society and was a member of their board from 1982 to 2002. Dr. Baumann served as a member of the Board of Directors of American Physicians from 1988 to 2002, and has been a director of the Company since July 2000.

     Lloyd A. Schwartz, C.P.A., age 75, is a certified public accountant and has served as the deputy receiver/rehabilitator of two Michigan-based insurance companies since 1993. Mr. Schwartz has also served as a technical reviewer for the Michigan Association of Certified Public Accountants Peer Review Program since 1991. Prior to 1991, Mr. Schwartz was a partner with the accounting firm of Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP), where he specialized in audits of insurance companies. He has been a director of the Company since July 2000.

Class I Directors With Terms Expiring in 2005

     Myron R. Emerick, D.O., age 71, is a physician in general practice. He was a member of the American Physicians Board of Directors from 1985 to 2002, and has been a director of the Company since July 2000.

     AppaRao Mukkamala, M.D., age 58, is a board-certified radiologist. He was a member of the American Physicians Board of Directors from 1993 to 2002, and has been a director of the Company since July 2000. He is currently the treasurer of the Michigan State Medical Society and has served on its Board of Directors since 1997.

     Spencer L. Schneider, J.D., age 44, is engaged in the private practice of law in New York, New York. Opened in 1989, Mr. Schneider’s law practice includes corporate law, securities law, litigation and real estate. Mr. Schneider is a member of the Bar of the State of New York. He has been a director of the Company and American Physicians since February 2002.

Stilwell Standstill Agreement

     The Company has entered into an agreement, dated February 20, 2002 (the “Stilwell Agreement”), with Stilwell Value Partners, L.P. and various affiliated entities and individuals (collectively, the “Stilwell Group”) pursuant to which Spencer L. Schneider, a representative of the Stilwell Group, joined the Company’s Board of Directors and was nominated to stand for election at the 2002 annual meeting with Class I directors. At that meeting, Mr. Schneider was elected to the Board of Directors by the affirmative vote of 8.39 million shares (of 8.47 million voting.) The Stilwell Group had previously given notice of its intention to nominate two persons to the Company’s Board to be elected at the 2002 annual meeting and in connection with the Stilwell Agreement withdrew its nomination notice.

     Pursuant to the Stilwell Agreement, Mr. Schneider has been appointed to the Audit Committee of the Company’s Board of Directors and to the American Physicians Board of Directors. In addition, the Company agreed that its Board would consider, in light of all relevant factors, the Stilwell Group’s proposal to expand the Company’s current share repurchase program and repurchase 15% of the Company’s outstanding common shares in each of 2002 and 2003. On October 31, 2002, the Stilwell Agreement was amended to allow the Company to calculate the 15% repurchase requirement on December 31, 2003 from the earlier of (x) December 31, 2002 or (y) the date on which the number of shares outstanding was at least 15% less than the number of shares outstanding on December 31, 2001. The Stilwell Agreement continues to provide that, in the event the Company determines to expand its share repurchase program, the Company will not be required to repurchase shares if the Board determines in good faith that such action is not in the best interests of the Company or its shareholders or if any governmental regulatory agency threatens or commences regulatory action against the Company or any of its subsidiaries as a result of such repurchases.

     The Stilwell Agreement requires the Stilwell Group, during the three year term of the Stilwell Agreement, to vote all of the Company shares that it beneficially owns (or, if directed by the Board, pro rata with all other shareholders) for each of the Company’s nominees for election to the Board, for the ratification of the appointment of independent auditors and, in other matters, in accordance with the recommendation of the Company’s Board. In addition, the Stilwell Group has agreed not to engage in various activities, such as (i) initiating a proxy contest to elect persons to the Board or to approve shareholder proposals, (ii) initiating litigation against the Company, its directors or officers, (iii) acquiring or retaining more than 5% of the Company’s common stock, or (iv) selling its shares unless such sales are in the open market and are not to any persons who would beneficially own more than 5% of the Company’s outstanding shares.

     As disclosed in “Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters — Security Ownership of Certain Beneficial Owners and Management,” the Stilwell Group owns 5.6% of the outstanding Common Stock as of March 1, 2004. The Board of Directors is aware of the Stilwell Group’s ownership and the terms of the Stilwell Agreement, but has determined not to take action to enforce the 5% ownership limitation contained in the Stilwell Agreement against the Stilwell Group at this time. While the Board reserves the right to take such action in the future, there can be no assurance that the Board will choose to enforce this provision of the Stilwell Agreement.

Gorman Standstill Agreement

     The Company has entered into an agreement, dated April 7, 2004 (the “Gorman Agreement”), with Daniel L. Gorman pursuant to which Mr. Gorman was nominated to stand for election at the 2004 annual meeting with the Class III directors. Mr. Gorman had previously given notice of his intention to nominate himself to the Company’s Board to be elected at the 2004 annual meeting and had filed preliminary proxy materials with the Securities and Exchange Commission. In connection with the Gorman Agreement, Mr. Gorman withdrew his nomination notice, his preliminary proxy materials and a related demand to inspect shareholder records.

     The Gorman Agreement requires Mr. Gorman, during the three year term of the Gorman Agreement, to vote all of the Company shares that he beneficially owns (or, if directed by the Board, pro rata with all other shareholders) for each of the Company’s nominees for election to the Board, for the ratification of the appointment of independent auditors and, in other matters, in accordance with the recommendation of the Company’s Board. In addition, Mr. Gorman has agreed not to engage in various activities, such as (i) initiating a proxy contest to elect persons to the Board or withhold votes from nominees to the Board, or to approve shareholder proposals, (ii) initiating litigation against the Company, its directors, officers, employees or agents, (iii) acquiring or retaining more than 5% of the

Company’s common stock, or (iv) selling his shares unless such sales are in the open market and are not to any persons who would beneficially own more than 5% of the Company’s outstanding shares. The Company has agreed to reimburse Mr. Gorman for a portion of his out of pocket expenses incurred in connection with his proposed proxy solicitation up to a total of $17,500.

Audit Committee of the Board of Directors

     The Company’s Board has, among other committees, an Audit Committee. The current members of the Audit Committee are Mr. Schwartz, Dr. Baumann, Mr. Schneider and Dr. Emerick, with Dr. Baumann serving as Chair. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Securities and Exchange Commission Rules and that all members of the Audit Committee satisfy all other qualifications for Audit Committee members (including “independence” under Rule 4200(a)(15) of the Nasdaq Stock Market) set forth in the applicable Nasdaq rules.

Executive Officers

     The executive officers of the Company are elected or appointed annually and serve as executive officers of the Company at the pleasure of the Company’s Board of Directors. The Company’s current executive officers are described below.

     Thomas D. Chase, age 41, has been chief information officer for the Company since December 2002. He served as chief information officer and vice president of business technology for the Company’s workers’ compensation operations from August 2002, when he joined the Company, until December 2002. Prior to joining the Company, Mr. Chase was the chief technology officer and vice president of business transformation for USI Insurance Services Corporation, a national brokerage and consulting firm specializing in commercial insurance, employee benefits and financial services, from December 2000 to 2002. From June 1999 to November 2000, Mr. Chase served as chief architect for the U.S. Commercial Insurance Division at Royal & SunAlliance, USA, a subsidiary of Royal & SunAlliance Insurance Group plc, an international property, casualty and life insurance company, and was principally responsible for coordinating the e-business architecture and infrastructure for the company’s UK and Americas regional operations. From August 1997 to June 1999, Mr. Chase was chief architect for EBI Companies, a workers’ compensation subsidiary of Orion Capital Companies, Inc. Orion Capital Companies, Inc. was purchased by Royal & SunAlliance, USA in June 1999. From 1990 to 1997, Mr. Chase held various information technology-related management positions with Aetna Health Plans and Cigna Healthcare, both national insurance carriers.

     R. Kevin Clinton‘s business experience is described above under “ — Class II Nominee for Director.”

     Annette E. Flood, J.D., R.N., age 44, has been the chief operating officer of American Physicians since June 2002. She joined the Company in October 2001 as vice president of American Physicians, overseeing the Company’s medical professional liability operations. Prior to joining the Company, Ms. Flood served as senior vice president, corporate secretary and legal counsel of ProNational Insurance Company, a subsidiary of Professionals Group, Inc., from 1992 to 2000. Ms. Flood was the secretary of Professionals Group from 1996 to 2000. She served as secretary and a director of MEEMIC Holdings, Inc. from 1998 to July 2001. She also served as chief operating officer, secretary and director of MEEMIC Insurance Company, a subsidiary of MEEMIC Holdings, Inc., from 1998 to July 2001.

     Frank H. Freund, C.P.A., age 43, has been executive vice president, treasurer and chief financial officer of the Company since July 2000. Mr. Freund joined the Company as chief financial officer of American Physicians in September 1997. Mr. Freund’s previous employment includes working with the Michigan practice of Deloitte & Touche LLP from October 1994 to September 1997, serving as an audit senior manager in that firm’s insurance and health care business assurance services group.

     Laura A. Kline, age 39, has been vice president of marketing of American Physicians since January 2002. Ms. Kline joined the Company in 1987, and has held various sales, marketing and management positions. Ms. Kline has also served as president of APConsulting, LLC, the alternative risk transfer subsidiary of the Company, since November 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and ten percent owners to file reports of holdings and transactions in Company stock with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and written representations furnished to the Company, the Company’s officers, directors and ten percent owners timely filed all required reports since the beginning of 2003 pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except that Ms. Annette E. Flood, chief operating officer of American Physicians, filed one late Form 4 reporting one transaction and Mr. R. Kevin Clinton, the Company’s President and Chief Executive Officer, filed one late Form 4 in 2004 reporting a grant of options.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all of its employees, executive officers and directors, including its chief executive officer, chief financial officer and principal accounting officer. The Code of Ethics, as currently in effect (together with any amendments that may be adopted from time to time) is available on the Company’s website at www.apcapital.com through the “For Investors,” “Corporate Governance” links. In the future, to the extent any waiver is granted or amendment is made with respect to the Code of Ethics that requires disclosure under applicable Securities and Exchange Commission rules, information regarding such waiver or amendment will be posted on the “Corporate Governance” page of the Company’s website.

Procedures for Candidates Recommended by Shareholders

     The Governance Committee will consider candidates recommended by shareholders entitled to vote at an annual meeting of shareholders and who comply with the notice procedures set forth in the Company’s bylaws. These procedures require that written notice of the recommendation, along with the information required by the bylaws, must be received by the Company at its principal executive offices, at least 90 days before the first anniversary of the prior year’s annual meeting of shareholders. If the date for the annual meeting is significantly different than the first anniversary of the prior year’s annual meeting, the bylaws provide for an adjustment to the notice periods described above.

ITEM 11. EXECUTIVE COMPENSATION.

Summary

     The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during the last three years to or on behalf of the Company’s Chief Executive Officer during 2003, the four other most highly compensated executive officers at December 31, 2003 who earned more than $100,000 in salary and bonus during 2003 and one former executive officer (the “Named Officers”).

Summary Compensation Table

				Long-Term
				Compensation Awards
		Annual
		Compensation		Restricted Stock	Securities Underlying	All Other
	Fiscal	Salary	Bonus	Awards	Options/SARs	Compensation
Name and Principal Position	Year	$	$	($)(1)	(#)	($)(2)
William B. Cheeseman	2003	632,211	—	—	—	1,273,630
President and Chief Executive Officer(3)	2002	624,927	—	132,797	—	20,990
	2001	606,000	—	—	260,000	17,642
R. Kevin Clinton	2003	349,885	—	—	—	23,650
Chief Executive Officer,	2002	328,289	48,833	—	—	20,505
American Physicians Assurance Corp.(4)	2001	98,077	—	—	60,000	—
Frank H. Freund	2003	299,931	—	—	—	23,650
Executive Vice President, Treasurer	2002	289,127	43,006	—	—	23,755
and Chief Financial Officer	2001	215,000	—	—	95,000	17,672
Annette E. Flood	2003	199,769	—	—	—	23,650
Chief Operating Officer,	2002	169,923	21,665	—	20,000	7,488
American Physicians Assurance Corp.	2001	28,846	—	—	30,000	—
Thomas D. Chase	2003	185,000	—	—	—	12,513
Chief Information Officer	2002	74,711	5,323	—	19,000	—
	2001	—	—	—	—	—
Loren W. Claypool	2003	76,154	—	—	—	214,313
Chief Operating Officer,	2002	148,077	20,000	—	50,000	—
Workers’ Compensation Operations(5)	2001	—	—	—	—	—

(1)	At December 31, 2003, Mr. Freund (the only Named Officer with restricted shares) had 5,500 restricted shares, valued at $101,200. For 2002, the Company granted 6,971 restricted shares to Mr. Cheeseman in lieu of a cash bonus for 2002. The restriction would have been removed if the Company reported positive net income for 2003. The Company reported a net loss for 2003; therefore, Mr. Cheeseman’s 6,971 restricted shares were forfeited to the Company.

(2)	The amounts included in “All Other Compensation” for 2003 paid to or contributed for the Named Officers are as follows:

Name	401(k)	Pension	Other	Total
William B. Cheeseman(a)	$7,980	$15,650	$1,250,000	$1,273,630
R. Kevin Clinton	8,000	15,650	—	23,650
Frank H. Freund	8,000	15,650	—	23,650
Annette E. Flood	8,000	15,650	—	23,650
Thomas D. Chase	7,613	4,900	—	12,513
Loren W. Claypool(b)	3,736	—	210,577	214,313

(a)	This amount was payable in accordance with Mr. Cheeseman’s employment agreement as payment for the covenant not to compete. The payment was accrued at December 31, 2003, paid in January 2004, and will be expensed over the two year covenant period.

(b)	This amount was payable in accordance with Mr. Claypool’s termination of employment, payable over the remainder of 2003 in bi-weekly installments. These payments were treated as salary for purposes of determining whether to include Mr. Claypool in the table.

(3)	Mr. Cheeseman retired as President and Chief Executive Officer effective December 31, 2003.

(4)	The Compensation Committee approved an increase in Mr. Clinton’s base salary to $437,000 effective January 1, 2004 in connection with his appointment to the position of President and Chief Executive Officer.

(5)	Mr. Claypool’s employment with the Company was terminated on April 8, 2003.

Option Holdings

     The following table provides information with respect to the exercisable and unexercisable options held as of the end of 2003 by the Named Officers. There were no option grants or option exercises during 2003.

Aggregated Option/SAR Exercises In
Last Fiscal Year and Fiscal Year-End Option/SAR Values

			Value of Exercisable and
	Number of Exercisable and		Unexercised In-the-Money
	Unexercised Options/SARs at		Options/SARs At Fiscal
	Fiscal Year End(#)		Year End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
William B. Cheeseman	216,600	143,400	$220,500	$269,500
Frank H. Freund	85,200	59,800	110,250	134,750
R. Kevin Clinton	39,600	20,400	-0-	-0-
Annette E. Flood	26,400	23,600	11,352	23,048
Thomas D. Chase	6,270	12,730	3,977	8,073
Loren W. Claypool	-0-	-0-	-0-	-0-

(1)	Value was determined by multiplying the number of shares subject to an option by the difference between the closing price of the Common Stock at the end of 2003 on The Nasdaq Stock Market and the option exercise price.

Director Compensation

     Retainer: During 2003 each director who was not an employee of the Company received an annual retainer fee of $20,000. Effective September 1, 2003, the annual retainer fee was increased to $25,000. The Chairman of the Board received an annual fee of $30,000. Effective September 1, 2003, the Chairmen of the Audit, Compensation and Governance Committees each received an annual Committee Chairman retainer fee of $5,000.

     Meeting Fees: During 2003, each non-employee director received an attendance fee of $1,500 for each meeting of the Board. Committee Chairmen received $1,000 for each committee meeting attended; non-chairman committee members received $500 for each committee meeting attended. Effective September 1, 2003, non-chairman committee members meeting fee was increased to $1,000 for each committee meeting attended.

     Travel Reimbursement: The Company reimburses all directors and officers for travel, lodging and related expenses which they incur in attending Board and committee meetings.

     Stock Compensation: Under the terms of the Company’s Stock Compensation Plan, non-employee directors are eligible for stock compensation. No grants were made to non-employee directors during 2003.

     Non-employee directors of the Company do not receive any additional benefits or compensation for their Board or committee services. Employees who serve as directors do not receive retainer or attendance fees.

     In 2003, Spencer Schneider was the only non-employee director of the Company to sit on the Board of American Physicians, an insurance subsidiary of the Company. In 2003, as a director of American Physicians, Spencer Schneider received a fee of $1,000 for each Board meeting attended. None of the Company’s other non-employee directors sat on the Board of any of the other insurance subsidiaries of the Company in 2003.

Employment Agreements

     The Company, either directly or through its American Physicians subsidiary, has employment agreements with all of its executive officers.

     The Company entered into an employment agreement with Mr. Cheeseman on October 27, 1999. The agreement expires on October 27, 2009. Mr. Cheeseman’s employment may be terminated before October 27, 2009 as a result of death, retirement, disability or for cause.

     The agreement provided for (a) a base salary of $625,000 with such salary increases as may from time to time be agreed to and approved by the Company, (b) a discretionary bonus upon the attainment of certain growth and profitability goals and personal goals and objectives, and (c) participation in the Company’s Stock Compensation Plan. During the term of the agreement and for a period of two years after termination of active employment, Mr. Cheeseman agreed to (i) preserve the confidentiality of the Company’s trade secrets, (ii) refrain from soliciting customers and employees away from the Company and (iii) refrain from competing with the Company. In consideration for these covenants, Mr. Cheeseman is entitled to receive compensation in an amount equal to two times the annual base salary and bonus paid to him during the year preceding the year in which his employment is terminated.

     Effective December 31, 2003, Mr. Cheeseman retired as an employee, President and Chief Executive Officer of the Company and from all other positions he held with the Company and its subsidiaries other than as a director of the Company; and his employment agreement terminated. In accordance with the terms of his employment agreement, Mr. Cheeseman received a payment in connection with his retirement equal to 200% of his then base salary. Additionally, the Board of Directors elected to vest 17,600 previously awarded restricted shares and, pursuant to the terms of the purchase agreement relating to the Company’s 1999 purchase of Stratton-Cheeseman Management Company, Inc., the $6.0 million obligation thereunder to Mr. Cheeseman became due. The obligation was paid in full on January 2, 2004. Effective January 1, 2004, the Company entered into a twelve month agreement with Mr. Cheeseman for certain business and advisory consulting services. Mr. Cheeseman will receive a monthly fee of $10,000 for such services. Options held by Mr. Cheeseman at the time of his retirement will continue to vest during his consulting period and will not terminate until his consulting period ends or the option otherwise expires pursuant to its terms.

     Between June 2, 2003 and July 28, 2003, the Company entered into new employment agreements with certain of its executive officers including Mr. Clinton, Mr. Chase, Ms. Flood and Mr. Freund. Each of these employment agreements is substantially similar in all material respects, except for title and base salary as set forth in the following table or as otherwise indicated:

Executive	Title	Base Salary
R. Kevin Clinton(a)	President and Chief Executive Officer (American Physicians)	$350,000
Thomas D. Chase	Chief Information Officer (APCapital)	$185,000
Annette E. Flood	Chief Operating Officer (American Physicians)	$200,000
Frank H. Freund	Executive Vice President, Treasurer and Chief Financial Officer (APCapital)	$300,000

(a)	The Compensation Committee approved an increase in Mr. Clinton’s base salary to $437,000 effective January 1, 2004, as a result of his increased responsibility as President and Chief Executive Officer.

     Unless sooner terminated as provided therein, the agreements continue in effect for one year. Thereafter, the term automatically extends for one additional day for each successive day of the executive’s employment with the Company unless replaced or terminated. In addition to the specific base salaries set forth above, the agreements provide for participation in the Company’s short-term and long-term incentive plans, disability insurance, expense reimbursement and other customary employment benefits. In the event of (i) the involuntary termination of the executive as described in the agreements, (ii) termination by the Company following a “Change in Control” or (iii) termination by the executive for a “Qualifying Reason” following a “Change in Control,” each as defined in the agreements, the executive is entitled to continuation of 24 months of salary paid over 12 months (payable in a lump-sum payment in the case of a “Change in Control”), bonus payments equal to 150% (100% in the case of Mr. Chase) of the greater of (a) the full year bonus for the calendar year in which termination occurs or (b) the average of his or her last two annual bonuses, a lump sum payment of eighteen times the then current monthly medical and dental coverage premiums, a $4,000 benefit payment to be applied toward the purchase of terminated insurance coverages, and certain other benefits. Each of these executives has agreed to preserve the confidentiality of the Company’s trade secrets, not to solicit the Company’s customers for a period of one year following termination of employment and not to solicit the Company’s employees for a period of two years following termination of employment. Each executive also agrees not to compete with the Company for a period of one year following termination of employment.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during 2003 were Mr. Schwartz, Dr. Emerick and Dr. Mukkamala. Dr. Emerick and Dr. Mukkamala served as non-employee officers of the Company’s subsidiary, American Physicians, prior to American Physicians’ conversion in 2000 and prior to their appointment to the Compensation Committee of the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Common Stock as of March 1, 2004, except as otherwise indicated, by each current director, each director nominee, each of the persons named in the Summary Compensation Table under “Item 11. Executive Compensation,” all current directors and executive officers as a group, and each person who is known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Common Stock (each, a “5% Owner”). The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on March 1, 2004 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table.

Name	Number of Shares(1)	% of Class
Billy Ben Baumann, M.D.(2)	30,600	*
Thomas R. Berglund, M.D.	29,852	*
William B. Cheeseman(3)	389,217	4.5
R. Kevin Clinton(4)	79,600	*
Myron R. Emerick, D.O	25,051	*
Daniel L. Gorman, Esq.(5)	193,638	2.3
AppaRao Mukkamala, M.D.(6)	38,500	*
D. Joseph Olson	—	*
Spencer L. Schneider(7)	30,280	*
Lloyd A. Schwartz	11,200	*
Thomas D. Chase	6,511	*
Loren W. Claypool	—	*
Annette E. Flood	29,900	*
Frank H. Freund(8)	98,700	1.2
All current executive officers and directors as a group (12 persons)(2)(3)(4)(6)(7)(8)	780,611	8.7
Pzena Investment Management, LLC(9)	1,310,779	15.4
Boston Partners Asset Management, LLC(10)	776,380	9.2
FMR Corp.(11)	762,151	9.0
Dimensional Fund Advisors Inc.(12)	572,904	6.8
Stilwell Value Partners V, L.P., Stilwell Associates, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell the managing and sole member of Stilwell Value LLC and general partner of Stilwell Partners(13)	473,000	5.6
Brandywine Asset Management, LLC(14)	435,315	5.1

*	Less than one percent.

(1)	Includes restricted shares subject to forfeiture to the Company under certain circumstances which are owned by the following persons: Dr. Baumann — 5,280 shares; Dr. Berglund — 7,920 shares; Dr. Emerick — 5,280 shares; Dr. Mukkamala — 4,400 shares; Mr. Schwartz — 880 shares; Mr. Freund — 5,500 shares; and all current executive officers and directors as a group — 29,425 shares. Also includes shares that may be acquired upon exercise of options granted by the Company by the following persons: Dr. Baumann — 7,000 shares; Mr. Cheeseman — 216,600 shares; Mr. Clinton — 39,600 shares; Dr. Emerick — 9,000 shares; Dr. Mukkamala — 9,000 shares; Mr. Schwartz — 5,000 shares; Mr. Chase — 6,270 shares; Ms. Flood — 26,400 shares; Mr. Freund — 85,200 shares; and all current executive officers and directors as a group — 443,970 shares.

(2)	Includes 12,320 shares of Common Stock held of record by the Rachel A. Baumann Revocable Living Trust U/A dated November 22, 1982, of which Dr. Baumann has power of attorney. Also includes 1,000 shares of Common Stock held of record by Rachel A. Baumann in her Individual Retirement Account.

(3)	Includes 6,600 shares of Common Stock held of record by the SCW Agency Group, Inc., a Michigan corporation, of which Mr. Cheeseman owns a 91.1% interest. Mr. Cheeseman will cease to be a director following the 2004 Annual Meeting of Shareholders.

(4)	Includes 5,268 shares of Common Stock held of record by Marilyn J. Clinton in her Individual Retirement Account.

(5)	Based upon information provided by Mr. Gorman as of April 7, 2004. Includes 183,138 shares held directly by Mr. Gorman and 10,500 shares held by Mr. Gorman’s wife. See “Item 10. Directors And Executive Officers Of The Registrant — Gorman Standstill Agreement.”

(6)	Includes 17,000 shares of Common Stock held of record by the Mukkamala Family Ltd. Partnership, a limited partnership of which Dr. Mukkamala is the general partner.

(7)	Includes 30,000 shares of Common Stock which may be acquired upon exercise of an option granted by Stilwell Value Partners V, L.P.

(8)	Includes 300 shares of Common Stock held of record by Mr. Freund’s children.

(9)	Based on information contained in a Schedule 13G/A filed on February 12, 2004, with information as of December 31, 2003. Pzena Investment Management, LLC is a registered investment advisor which has the sole power to dispose or direct the disposition of all of the above shares and the sole power to vote or direct the voting of 1,203,354 of the above shares. The business address of Pzena Investment Management, LLC is 120 West 45th Street, 34th Floor, New York, New York 10036.

(10)	Based on information contained in a Schedule 13G/A filed on February 12, 2004, with information as of December 31, 2003. Boston Partners Asset Management, LLC is a registered investment advisor which has the sole voting and dispositive power with respect to all of the above shares. The business address of Boston Partners Asset Management, LLC is 28 State Street, 20th Floor, Boston, Massachusetts 02109.

(11)	Based on information contained in a Schedule 13G/A filed on February 17, 2004, with information as of December 31, 2003. FMR Corp. is a parent holding company which, along with Edward C. Johnson 3d and Abigail P. Johnson, reports that it has the sole power to dispose or direct the disposition of all of the shares shown above. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the 762,151 shares owned by Fidelity Low Priced Stock Fund. Voting power of these respective shares is held by the Funds’ Boards of Trustees which own the shares. The business address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(12)	Based on information contained in a Schedule 13G filed on February 6, 2004, with information as of December 31, 2003. Dimensional Fund Advisors Inc. is a registered investment advisor which has the sole voting and dispositive power with respect to all of the above shares. The business address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(13)	Based on information contained in a Schedule 13D filed on November 25, 2002, with information as of November 15, 2002. The individual and entities share the voting and dispositive power with respect to all of the shares they own. The business address of Stilwell Value Partners V, L.P., Stilwell Associates, L.P., Stilwell Partners, L.P., Stilwell Value LLC and Joseph Stilwell is 26 Broadway, 23rd Floor, New York, New York 10004. See “Item 10. Directors And Executive Officers Of The Registrant — Stilwell Standstill Agreement.”

(14)	Based on information contained in a Schedule 13G filed on February 17, 2004, with information as of December 31, 2003. Brandywine Asset Management, LLC is a registered investment advisor which has shared voting and dispositive power with respect to all of the above shares. Voting and dispositive power is shared with various accounts managed by Brandywine Asset Management, LLC. The business address of Brandywine Asset Management, LLC is Three Christina Centre, Suite 1200, 201 North Walnut Street, Wilmington, Delaware 19801.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information contained in the Equity Compensation Plan table under Item 5 of this Report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company, through its subsidiaries, has a relationship with SCW Agency Group, Inc. and its subsidiaries, an insurance agency that is 91.1% owned by Mr. Cheeseman the Company’s former President and CEO. SCW and its subsidiaries provided sales and marketing services to the Company in 2003 in Michigan, Illinois, Kentucky, Florida, and Nevada with respect to medical professional liability insurance, and in Michigan, Nevada, Kentucky and other states with respect to workers’ compensation. The commission rates currently paid were substantially the same or lower than rates the Company pays to other agencies with regard to medical professional liability and workers’ compensation insurance. Direct premiums written by SCW totaled $75.3 million during 2003, representing 29.4% of the Company’s total direct premiums written during 2003. The Company, through its subsidiaries, paid commissions on these premiums to SCW of $6.0 million during 2003. In January 2004, the Company executed a new 5-year contract with SCW. The agreement provides for American Physicians to be the exclusive medical professional liability carrier SCW represents in the state of Michigan, subject to limited exceptions, such as a further downgrade of our A.M. Best rating. However, the Company continues to have the right to appoint other agents. SCW may continue to represent other insurance companies in other states. The contract provides for SCW to be paid commissions consistent with the marketplace. The terms of the new agency agreement were determined by negotiations between the Company’s management staff (under the direction of a committee of independent directors) and SCW’s management, reviewed by independent consultants, and ultimately approved by the Company’s board of directors. In rendering its approval, the board of directors considered the fairness of the agreed rates and determined that they were fair to the Company based upon, among other things, an evaluation of market rates and agreements between the Company and its other agents. Mr. Cheeseman did not receive any compensation from SCW in 2003 in the form of a salary, dividend or any other form of payment.

     In 1999, the Company asked SCW to help the Company enter the Nevada medical professional liability market. SCW had established operations in Nevada in 1997. As part of its cost of entering this new market, the Company agreed to reimburse a portion of SCW’s costs from when SCW began its operations in Nevada in October 1997, through October 1999. The costs paid by the Company, which totaled $357,000, were to be repaid by SCW through a reduced commission on premiums written by SCW in the state of Nevada over a period of time not to exceed ten years. Any unpaid amounts at the end of ten years will be forgiven by the Company. The Company’s non-interest bearing receivable balance at the beginning of 2003 was $310,000, which is the highest amount of this balance outstanding since the beginning of 2003. As of February 29, 2004, this non-interest bearing receivable balance totaled $284,000. The Company established an allowance for uncollectible accounts, which totaled $286,000 at December 31, 2003, in the event the receivable balance owed by SCW was not repaid as a result of a reduction or elimination of premiums written in Nevada. Accordingly, the net receivable balance at December 31, 2003 was $0. As part of the new contract with SCW, the $310,000 receivable was forgiven in exchange for a release from certain obligations the Company may have had to SCW in connection with the Company’s exit from Nevada. In 2003, SCW wrote $4.8 million in direct premiums in Nevada.

     In 2003, SCW Agency Group, Inc. subleased a total of approximately 10,000 square feet of the office space leased by the Company in facilities in Michigan, Illinois, Nevada and Florida. Pursuant to an unwritten arrangement for leased space in Michigan, Nevada and Florida and a written agreement for leased space in Illinois, between SCW and the Company, the Company charges SCW an allocable share of the lease and related office expenses the Company incurs under the primary leases with the third-party landlords based upon the amount of the rented space used by SCW. The rental rate charged to SCW is the same rate per square foot paid by the Company under the primary leases. During 2003, SCW paid approximately $214,000 to the Company pursuant to this arrangement.

     In addition, at December 31, 2003, the Company was obligated to Mr. Cheeseman in the amount of $6.0 million in connection with the 1999 purchase of Stratton-Cheeseman Management Company, Inc. In connection with his retirement, effective December 31, 2003, the obligation became due and was paid in its entirety in January 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The accounting firm of PricewaterhouseCoopers LLP (“PwC”) has acted as the Company’s independent accountant to audit the financial statements of the Company and its consolidated subsidiaries since 1983.

     Audit Fees. PwC billed the Company a total of $353,776 for professional services in connection with the audit of the 2003 financial statements and review of the financial statements contained in the Company’s Form 10-Q reports filed during 2003. PwC billed the Company a total of $263,530 for professional services in connection with the audit of the 2002 financial statements and review of the financial statements contained in the Company’s Form 10-Q reports filed during 2002.

     Audit-related Fees. PwC billed the Company a total of $58,366 for services rendered during 2003 in connection with the audit of the pension and 401(k) plans and internal control reviews. PwC billed the Company a total of $6,000 for services rendered in 2002 in connection with the audit of the pension and 401(k) plans.

     Tax Fees. PwC billed the Company a total of $28,890 for services rendered during 2003 in connection with the preparation of the Company’s 2002 federal tax return and advice on state and local tax return preparation. PwC billed the Company a total of $45,787 for services rendered in 2002 in connection with the preparation of the Company’s 2001 federal tax return, premium tax review and advice on state and local tax return preparation.

     All Other Fees. PwC billed the Company a total of $1,400 in connection with an on-line research service utilized in 2003. PwC billed the Company a total of $32,572 for other services rendered during 2002. Substantially all of the 2002 services related to consulting work for the Compensation Committee, codification review, and an S-8 filing.

     The Audit Committee of the Board does not consider the provision of the services described above by PwC to be incompatible with the maintenance of PwC’s independence.

     The Audit Committee has adopted a pre-approval policy for all audit and non-audit services pursuant to which it pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement with respect to such services (other than certain de-minimis non-audit services). To the extent that an engagement for audit and/or non-audit services is needed by the Company between Audit Committee meetings, the Audit Committee chairman is authorized by the Audit Committee to approve the required engagement on its behalf.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

Current Report on Form 8-K/A filed November 14, 2003 disclosing under Item 12 the issuance of a press release announcing financial results for the three and nine months ended September 30, 2003 and certain other financial information.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 2004.

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/Frank H. Freund

Frank H. Freund
Its:	Executive Vice President, Treasurer,Chief Financial Officer and principal accounting officer

EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital’s commission file number is 000-32057.

Exhibit
Number	Description
2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)

3.1	Articles of Incorporation(2)

3.2	Amended and Restated Bylaws, as amended May 7, 2003(8)

4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(8)

4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(8)

*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)

10.2	Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians and William B. Cheeseman and William J. Gaugier(2)

10.3	First Amendment, dated October 9, 2000, to Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians, William B. Cheeseman and William J. Gaugier(2)

10.4	Stock Purchase Agreement between Kentucky Medical Insurance Company and Stratton, Cheeseman & Walsh, Inc., dated March 6, 1997(2)

10.5	American Physicians/SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)

10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)

*10.7	Employment Agreement between William B. Cheeseman and MICOA Management Company, Inc., dated October 27, 1999(4)

10.10	Agency Agreement between American Physicians and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)

10.11	Sub-Agent Agreement between SCW Agency Group, Inc. and Managed Insurance Services, Inc., dated April 11, 2000(2)

10.12	MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)

*10.14	Executive Employment Agreement, dated as of October 11, 2000, between Frank H. Freund and American Physicians(4)

*10.16	Executive Employment Agreement, dated as of October 11, 2000, between Margo C. Runkle and American Physicians(4)

*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)

*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)

*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)

*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)

10.22	Standstill Agreement, dated February 20, 2002(5)

10.23	Description of unwritten sublease arrangement between American Physicians and SCW Agency(6)

*10.24	Executive Employment Agreement, dated as of May 13, 2002, between Annette Flood and American Physicians(7)

*10.25	Executive Employment Agreement, dated as of May 13, 2002, between R. Kevin Clinton and American Physicians(7)

10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(7)

10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(8)

10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(8)

Exhibit
Number	Description
10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(8)

10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(8)

10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(8)

*10.32	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation(8)

*10.33	Letter Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(1)

*10.34	Consulting Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(1)

**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(1)

*10.36	Form of Executive Employment Agreement(1)

21.1	Subsidiaries of APCapital(1)

23.1	Consent of PricewaterhouseCoopers LLP(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)***

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)***

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934(1)***

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***	Filed herewith.

(1) Previously filed as an exhibit to this 2003 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

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