Form 10-Q
period 2004-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2004-05-10
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

YES  ☒       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2004 was 8,501,647.

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. Financial Statements

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$641,655	$694,633
Equity securities, at fair value	10,953	7,545
Other investments	27,114	29,776

Total investments	679,722	731,954
Cash and cash equivalents	145,191	102,051
Premiums receivable	54,868	65,362
Reinsurance recoverable	107,038	103,652
Federal income tax recoverable	965	973
Property and equipment, net of accumulated depreciation	16,414	16,490
Intangible assets	1,311	1,539
Other assets	50,420	41,025

Total assets	$1,055,929	$1,063,046

Liabilities
Unpaid losses and loss adjustment expenses	$682,716	$673,605
Unearned premiums	99,386	103,806
Note payable, officer	—	6,000
Long-term debt	30,928	30,928
Other liabilities	30,140	44,698

Total liabilities	843,170	859,037

Minority Interest in Consolidated Subsidiary	2,189	2,201
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,499,997 and 8,445,807 shares outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in-capital	86,023	85,137
Retained earnings	93,225	87,352
Unearned stock compensation	(558)	(288)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	31,880	29,607

Total shareholders’ equity	210,570	201,808

Total liabilities and shareholders’ equity	$1,055,929	$1,063,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
Net premiums written	$48,033	$54,837
Change in net unearned premiums	6,044	3,599

Net premiums earned	54,077	58,436
Investment income	13,213	10,385
Net realized gains (losses)	1,636	(3)
Other income	177	161

Total revenues and other income	69,103	68,979

Losses and loss adjustment expenses	49,840	55,982
Underwriting expenses	12,265	13,287
Investment expenses	733	551
Interest expense	401	95
Amortization expense	274	44
General and administrative expenses	688	535
Other expenses	121	—

Total expenses	64,322	70,494

Income (loss) before federal income taxes and minority interest	4,781	(1,515)
Federal income tax benefit	(1,079)	(530)

Income (loss) before minority interest	5,860	(985)
Minority interest in net loss of consolidated subsidiary	14	—

Net income (loss)	$5,874	$(985)

Net income (loss) per common share
Basic	$0.70	$(0.11)
Diluted	$0.69	$(0.11)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Net income (loss)	$5,874	$(985)
Other comprehensive income:
Unrealized appreciation on investment securities arising during the period, net of deferred federal income tax expense of $1,846 in 2004 and $697 in 2003	3,428	1,295
Less reclassification adjustment for realized gains on investment securities included in net income (loss), net of income tax expense of $622 in 2004 and $0 in 2003	(1,155)	—

Other comprehensive income	2,273	1,295

Comprehensive income	$8,147	$310

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$5,874	$(985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,216	891
Net realized (gains) losses	(1,636)	3
Change in fair value of derivatives	(208)	—
Deferred federal income taxes	(1,079)	778
Minority interest in net loss of consolidated subsidiary	14	—
Changes in:
Unpaid loss and loss adjustment expenses	9,111	1,837
Unearned premiums	(4,420)	(2,407)
Other assets and liabilities	(16,837)	(2,975)

Net cash used in operating activities	(6,965)	(2,858)

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(11,073)	(1,151)
Available-for-sale — equity securities	(7,828)	—
Physicians Insurance Company, net of cash acquired	—	2,550
Property and equipment	(414)	(431)
Sales and maturities
Available-for-sale — fixed maturities	67,630	54,273
Available-for-sale — equity securities	5,165	—
Real estate	2,255	—

Net cash provided by investing activities	55,735	55,241

Cash flows from financing activities
Principal payment on note payable	(6,000)	—
Proceeds from stock options exercised	370	—

Net cash used in financing activities	(5,630)	—

Net increase in cash and cash equivalents	43,140	52,383
Cash and cash equivalents, beginning of period	102,051	151,825

Cash and cash equivalents, end of period	$145,191	$204,208

Supplemental disclosures of cash flow information

      The Company purchased 49% of the outstanding common stock of Physicians Insurance Company in March 2003 for $2,450,000. Cash acquired in connection with the purchase was $5,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”), its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). In accordance with the guidance given in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), the accounts of two wholly owned subsidiary trusts used to issue mandatorily redeemable trust preferred securities have been included on the equity method in the accompanying unaudited Condensed Consolidated Financial Statements, and the accounts of Physicians Insurance Company (“PIC”) have been included in the accompanying unaudited Condensed Consolidated Financial Statements. See Note 2 for further discussion regarding the impact of FIN No. 46. All significant intercompany accounts and transactions are eliminated in consolidation.

      Certain 2003 amounts have been restated for the inclusion of PIC, which was not initially consolidated until the fourth quarter of 2003.

      The Company is principally engaged in the business of providing medical professional liability insurance throughout the United States with a concentration of writings in the Midwest, as well as workers’ compensation and health insurance on a limited basis.

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The accompanying unaudited Condensed Consolidated Financial Statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the losses and loss adjustment expense reserves, investments, income taxes, reinsurance, the reserve for extended reporting period claims, earned but unbilled premiums and deferred policy acquisition costs. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

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

      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
Net income (loss) as reported	$5,874	$(985)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	65	75
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(234)	(385)

Pro forma net income (loss)	$5,705	$(1,295)

Basic income (loss) per share
As reported	$0.70	$(0.11)
Pro forma	$0.68	$(0.15)
Diluted income (loss) per share(1)
As reported	$0.69	$(0.11)
Pro forma	$0.67	$(0.15)

(1)	As the Company was in a net loss position for the three months ended March 31, 2003, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive.

      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

      During the three months ended March 31, 2004, there were 100,000 options granted with an exercise price of $21.54. At March 31, 2004, there were 903,180 options outstanding with a weighted average exercise price of $18.61. In addition, on January 14, 2004, the Company issued 30,000 shares of restricted stock to certain employees with a fair market value at the date of grant of $17.20 per share.

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

      All interest-only certificates with an inverse floating rate of interest are carried on the balance sheet at fair value as a fixed maturity security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company does not feel that it can reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the entire interest-only certificates, based on quoted market prices, are recorded in current period earnings as a component of investment income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At March 31, 2004, the Company had such certificates with a fair value of approximately $7.0 million. The fair value of these certificates increased approximately $208,000 during the three months ended March 31, 2004.

      The Company uses these certificates as a part of its overall interest rate risk-management strategy related to its investment portfolio.

2.     Effects of New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” With the adoption of SFAS No. 146, effective for exit or disposal activities initiated after December 31, 2002, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at fair value only when the liability is incurred. Under the previous restructuring accounting guidance, companies were permitted to record a liability for costs associated with exit or disposal activities at the date that management had formally committed to the activity and announced its plan. As a result of this change in accounting practices, approximately $350,000 of estimated future employee separation costs associated with the exit of our workers’ compensation line of business were not recorded as a liability at March 31, 2004, but rather will be accrued prospectively over the remaining future minimum service period required of the employees affected.

      In January 2003, the FASB issued FIN No. 46, which was revised in December 2003 by FASB FIN No. 46R. These interpretations address consolidation by business enterprises of variable interest entities and are effective during the first interim or annual period ending after December 15, 2003. The Company has evaluated certain investments, as required by FIN No. 46, and has determined that its investments in subsidiary trusts used to issue mandatorily redeemable trust preferred securities should not be consolidated. Accordingly, the Company has not consolidated the trusts in the accompanying unaudited Condensed Consolidated Financial Statements. Also, during 2003, the Company invested $2,450,000 for 49% of the outstanding common stock of a start-up insurance company in the state of Florida, PIC. The Company has evaluated its investment in PIC, and based on the guidance given in FIN No. 46, has determined that PIC should be consolidated because, among other factors, the Company financed a portion of the other investor’s capital contribution at PIC’s inception. The amount financed was repaid in full prior to December 31, 2003. Minority interest in the accompanying Unaudited Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets represents the remaining 51% of the net loss and shareholders’ equity of PIC, respectively.

      PIC was formed in March of 2003 with the intent of writing as much medical professional liability insurance as PIC’s capital and surplus levels could reasonably support. At March 31, 2004, PIC’s total assets were approximately $9.1 million and direct premiums written by PIC were approximately $1.3 million and $0 for the three months ended March 31, 2004 and 2003, respectively. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company. Accordingly, the maximum exposure to loss as a result of the Company’s involvement with PIC, is approximately $2.7 million, which represents the initial pro-rata equity contribution of $2,450,000 plus the remaining unamortized balance of an intangible asset of $217,000 related to a covenant not to compete.

3.     Income (Loss) Per Share

      Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three months ended March 31, 2004 and 2003 were 8,411,234 and 8,594,572, respectively. Diluted weighted average shares outstanding for the three months ended March 31, 2004 were 8,526,870. As the Company was in a net loss

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position for the three months ended March 31, 2003, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive.

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$5,874	$(985)

Denominator:
Denominator for basic income (loss) per common share — weighted average shares outstanding	8,411	8,595
Effect of dilutive stock options and awards	116	—

Denominator for diluted income (loss) per common share — adjusted weighted average shares outstanding	$8,527	$8,595

Net loss — basic	$0.70	$(0.11)
Net loss — diluted	$0.69	$(0.11)

4.	Segment Information

      The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments — medical professional liability, other insurance lines, and corporate and other in 2004. Prior to 2004, the Company had five reportable segments — medical professional liability, workers’ compensation, health, and personal and commercial insurance lines, as well as a corporate and other segment. As the Company has begun to implement its exit from the workers’ compensation and health insurance lines, and exited the personal and commercial lines in 2001, management’s emphasis on these lines, as well as their financial significance has decreased. Accordingly, these three previously separately reported segments have been aggregated into the other insurance lines segment reported in 2004. Reported 2003 amounts have been reclassified to conform to the current year presentation.

      The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses are all attributed to the holding company and are included in corporate and other.

      The following tables show total assets and income (loss) before income taxes and minority interests for each of the Company’s reportable segments:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Total assets:
March 31, 2004	$944,519	$107,157	$243,632	$(239,379)	$1,055,929
December 31, 2003	$909,372	$123,064	$234,326	$(203,716)	$1,063,046

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$42,456	$11,621	$—	$—	$54,077
Investment income	11,614	1,576	23	—	13,213
Other revenue items	1,561	196	199	(143)	1,813

Total revenues	55,631	13,393	222	(143)	69,103

Expenses:
Loss and loss adjustment expenses	38,685	11,155	—	—	49,840
Underwriting expenses	9,174	3,091	—	—	12,265
General and administrative expenses	—	—	688	—	688
Other expense items	790	226	656	(143)	1,529

Total expenses	48,649	14,472	1,344	(143)	64,322

Income (loss) before income taxes and minority interest	$6,982	$(1,079)	$(1,122)	$—	$4,781

	For the Three Months Ended March 31, 2003

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$39,485	$18,951	$—	$—	$58,436
Investment income	8,824	1,493	68	—	10,385
Other revenue items	111	(1)	197	(149)	158

Total revenues	48,420	20,443	265	(149)	68,979

Expenses:
Loss and loss adjustment expenses	41,186	14,796	—	—	55,982
Underwriting expenses	7,816	5,471	—	—	13,287
General and administrative expenses	—	—	535	—	535
Other expense items	596	111	132	(149)	690

Total expenses	49,598	20,378	667	(149)	70,494

Income (loss) before income taxes and minority interest	$(1,178)	$65	$(402)	$—	$(1,515)

      In late 2003, management announced its intention to exit both the workers’ compensation and health insurance lines of business, both of which are included above in other insurance lines. In early 2004 the Company began non-renewing workers’ compensation policies and will begin non-renewing health policies effective July 1, 2004.

5.	Investments

      The following table shows the Company’s fair value and gross unrealized investment losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

			(In thousands)
U.S. government obligations	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	—	—	—	—
Corporate securities	1,747	(46)	—	—	1,747	(46)
Mortgage-backed securities	6,191	(520)	—	—	6,191	(520)
Other debt securities	—	—	—	—	—	—

Subtotal fixed maturities	7,938	(566)	—	—	7,938	(566)
Equity securities	3,488	(347)	—	—	3,488	(347)

Total temporarily impaired securities	$11,426	$(913)	$—	$—	$11,426	$(913)

      Unrealized losses above are primarily related to mortgage-backed securities, which are typically slightly more sensitive to changes in prevailing interest rates than other fixed-maturity securities due to pre-payment options. The unrealized losses associated with mortgage-backed securities are considered by the Company to be interest rate related and temporary in nature.

6.	Commitments and Contingencies

      On both December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks monetary damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. The Company and individual defendants intend to file a motion to have the complaint dismissed. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

7.     Related Party Transactions

      On January 2, 2004, the $6.0 million obligation to the Company’s former President and Chief Executive Officer (“CEO”) was repaid in its entirety in connection his retirement.

      At December 31, 2003, the Company had a $286,000 non-interest bearing note receivable from SCW Agency Group, Inc. (“SCW”), an insurance agency that is principally owned by the Company’s former President and CEO. At December 31, 2003, the Company had established an allowance in the amount of $286,000 related to the note. As part of a new master agency agreement between American Physicians, a wholly owned subsidiary of APCapital, and SCW, which was effective January 1, 2004, this note was forgiven in exchange for certain more favorable contract terms. Accordingly, the note and the allowance were written off during 2004, which did not result in a charge to income.

8.     Restructuring Charges

      In the fourth quarter of 2003, the Company began to exit its workers’ compensation and health lines of business. In connection with the exit of these lines, the Company expects to incur a total of approximately $1.3 million of restructuring charges for one-time employee termination benefits and employee stay bonuses.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2004, $121,000 of additional restructuring costs were incurred, bringing the total amount incurred through March 31, 2004, to $929,000. The costs are included on the accompanying unaudited Condensed Consolidated Statements of Income in the other expenses line item.

      The activity in the liability for restructuring charges for the three months ended March 31, 2004 was as follows:

2004

Balance, January 1	$727
Employee separations	121
Payments	(249)

Balance, March 31	$599

      Payments related to this liability will primarily be made in the next six months; however, some payments will extend through 2005.

      Certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 30, 2005. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At March 31, 2004, total future employee separation costs are estimated to be approximately $350,000.

9.     Income Taxes

      The provision for income taxes for the three months ended March 31, 2004 and 2003 consists of:

	Three Months Ended
	March 31,

	2004	2003

Current benefit	$—	$(1,310)
Deferred benefit	1,546	780
Deferred tax valuation allowance	(2,625)	—

Total	$(1,079)	$(530)

      Income taxes incurred do not bear the usual relationship to income before federal income taxes for the three months ended March 31, 2004 and 2003 due to the following:

	Three Months Ended March 31,

	2004		2003

Income (loss) before taxes	$4,781		$(1,515)

Tax at statutory rate	1,673	35.0%	(530)	35.0%
Tax effect of:
Tax exempt interest	(107)	-2.2%	(131)	8.6%
Cushion adjustment	—	0.0%	106	-7.0%
Other items, net	(20)	-0.4%	25	-1.6%
Valuation allowance	(2,625)	-55.0%	—	0.0%

	$(1,079)	-22.6%	$(530)	35.0%

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to reverse, and has determined, based on its recent loss experience, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. As the Company’s deferred tax assets and liabilities change, the valuation allowance also changes. Any change in the valuation allowance is recorded as federal income tax expense (benefit) in the period of change. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income.

      At March 31, 2004 and December 31, 2003, the components of the net deferred federal income tax asset were as follows:

	March 31,	December 31,
	2004	2003

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$29,636	$29,385
Net operating loss carryforwards	14,513	15,658
Unearned and audit premiums	7,158	7,732
Minimum tax credits	8,242	8,242
Realized losses on investments	4,257	4,257
Goodwill	4,747	4,827
Other	2,445	2,604

Total deferred tax assets	70,998	72,705

Deferred tax liabilities arising from
Deferred policy acquisition costs	3,552	3,656
Net unrealized gains on securities	17,166	15,942
Other	2,233	2,435

Total deferred tax liabilities	22,951	22,033

Net deferred tax asset before valuation allowance	48,047	50,672

Valuation allowance	(48,047)	(50,672)

Net deferred tax asset	$—	$—

      At March 31, 2004, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration

	(in thousands)
New Mexico Physicians Mutual Liability Company merger(2)	$3,169	$575	2010
State Mutual Insurance Company merger(2)	$3,054	$340	2012
2003 net operating loss(1)	$34,222	N/A	2018

(1)	There are no change in control limitations on the annual use of net operating losses related to the year ended December 31, 2003.

(2)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997.

      In addition, at March 31, 2004, the Company had approximately $8.2 million of minimum tax credits, which can be carried forward indefinitely.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such estimates have not exceeded plus or minus 8% of our recorded net reserves as of the beginning of the period, but can materially and adversely affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability industry, adjustments have occurred in each of the last several years.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	We may be unable to collect the full amount of reinsurance recoverable from Gerling Global, a significant reinsurer, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from, the workers’ compensation, health and personal and commercial lines of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for unanticipated reserve enhancements.

•	An adverse outcome in the putative shareholder class action lawsuits against us may result in a charge to income that could have a material adverse effect on our financial condition, liquidity and results of operations.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial changes in claims frequency or severity patterns, our profitability may decline.

•	If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan, Illinois and Ohio leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency, which is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect the financial condition or results of operations of the Company.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A further reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

      Other factors not currently anticipated by management may also materially and adversely affect the Company’s financial position and results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of APCapital’s Operations

      We are a leading provider of medical professional liability insurance. Medical professional liability insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. In addition to medical professional liability insurance, we have historically also offered workers’ compensation insurance and health insurance products. However, in late 2003, we announced our intention to exit the workers’ compensation and health insurance markets. We began non-renewing workers’ compensation policies in the first quarter of 2004 and will begin non-renewing health policies effective July 1, 2004.

Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s earnings in the period those estimates changed.

      The policies relating to unpaid loss and loss adjustment expenses, investments, income taxes, reinsurance, the reserve for extended reporting period claims, earned but unbilled premiums and deferred policy acquisition costs are those we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2003, and in Note 1 to our Consolidated Financial Statements contained in that report. There have been no material changes to these policies during the most recent quarter.

Description of Ratios Analyzed

      In the analysis of our operating results that follows, we refer to various financial ratios and other measures that management uses to analyze and compare the underwriting results of our insurance operations.

          GAAP Ratios and Other GAAP Financial Measures

      We calculate loss ratio, underwriting expense ratio and combined ratio on a GAAP basis. There have been no material changes to the calculation and use of these ratios during the most recent quarter. The Company also calculates underwriting gain (loss) on a GAAP basis. This measure equals the net premiums earned less loss and loss adjustment expenses (“LAE”) as well as underwriting expenses. It is another measure used by management and insurance regulators to evaluate the underwriting performance of our insurance operations.

          Accident Year Loss Ratio

      In addition to our reported GAAP loss ratios, we also report accident year loss ratios, a non-GAAP financial measure. The accident year loss ratio excludes the effect of development on prior year loss reserves. We believe this ratio is useful in evaluating our current underwriting performance, as it focuses on the relationships between current premiums earned and losses incurred related to the current year. Considerable variability is inherent in the establishment of loss reserves related to the current accident year. While management believes that its estimate is reasonable, there can be no assurance that these loss reserves will develop as expected. Our method of calculating accident year loss ratios may differ from those used by other companies and, therefore, comparability may be limited.

Results of Operations — Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

          Consolidated Results of Operations

      The following table sets forth our results of operations for the three months ended March 31, 2004 and 2003, on a consolidated basis. The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

	For the Three Months Ended March 31,

			Change

	2004	2003	Dollar	Percentage

	(dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$42,456	$39,485	$2,971	7.5%
Other insurance lines	11,621	18,951	(7,330)	-38.7%

Total net premiums earned	54,077	58,436	(4,359)	-7.5%

Investment income	13,213	10,385	2,828	27.2%
Net realized gains (losses)	1,636	(3)	1,639	NM
Other income	177	161	16	9.9%

Total revenues and other income	69,103	68,979	124	0.2%

Losses and loss adjustment expenses	49,840	55,982	(6,142)	-11.0%
Underwriting expenses	12,265	13,287	(1,022)	-7.7%
Investment expenses	733	551	182	33.0%
Interest expense	401	95	306	322.1%
Amortization expense	274	44	230	522.7%
General and administrative expenses	688	535	153	28.6%
Other expenses	121	—	121	—

Total expenses	64,322	70,494	(6,172)	-8.8%

Income (loss) before federal income taxes and minority interest	4,781	(1,515)	6,296	415.6%
Federal income tax benefit	(1,079)	(530)	(549)	-103.6%

Income (loss) before minority interest	5,860	(985)	6,845	694.9%
Minority interest in net loss of consolidated subsidiary	14	—	14	—

Net income (loss)	$5,874	$(985)	$6,859	696.3%

Loss ratio	92.2%	95.8%	-3.6%
Underwriting ratio	22.7%	22.7%	0.0%
Combined ratio	114.9%	118.5%	-3.6%

NM =	Percentage change is not meaningful

      Net income for the three months ended March 31, 2004 was $5.9 million compared to a net loss of ($985,000) for the three months ended March 31, 2003. The $6.9 million increase in net income was primarily the result of decreases in loss and loss adjustment expenses and underwriting expenses, a $2.8 million increase in investment income, and $1.6 million of net realized gains during the three months ended March 31, 2004, partially offset by a $4.4 million decrease in net premiums earned.

      The decrease in net premiums earned was primarily the result of decreased premium writings related to our workers’ compensation and health insurance lines. We began to de-emphasize the workers’ compensation line in 2003 and officially announced our intent to exit this line and our health insurance line in late 2003. We anticipate that net premiums earned will continue to remain at lower levels than in previous periods for the near future as we complete our exit from these lines; however, we believe that rate increases related to our medical professional line will eventually offset the decrease in net premiums earned from the exit of the workers’ compensation and health lines.

      Investment income for the three months ended March 31, 2004 increased compared to the same period of 2003 as a result of investments in collateralized mortgage obligation securities and high-yield corporate bond securities, which were acquired in the second quarter of 2003. In addition, we recorded approximately $600,000 of investment income for a prepayment penalty that was received in the first quarter of 2004 on a bond that was called prior to its scheduled maturity. Finally, a decrease in the percentage of our investment portfolio that was allocated to short-term investments during the three months ended March 31, 2004 compared to the same period of 2003 added to our investment returns. During the first three months of 2003, we had several bonds that matured or were called. The proceeds were not immediately reinvested into longer-term more productive assets due to historically low interest rates at the time. Overall, the yield on our investment portfolio increased to 6.78% for the three months ended March 31, 2004 compared to 5.48% for the three months ended March 31, 2003.

      The increase in realized gains was primarily the result of the liquidation of a substantial portion of our high-yield securities, as well as gains from the sale of equity securities, which we did not hold in the first quarter of 2003. We have liquidated a substantial portion of our high-yield portfolio to reduce the overall credit risk associated with our investments. When we initially invested in high-yield securities in the second quarter of 2003, management believed that the higher yield offered by these securities offset the credit risk associated with them. However, since that time, the spreads on these high-yield securities have tightened in relation to U.S. Treasury bonds, and management no longer believes that the return provided outweighs the associated risk. Accordingly, we intend to liquidate our remaining high-yield securities in the second quarter of 2004, which will improve the overall credit quality of our investment portfolio, but will likely decrease future investment income as we reinvest in lower risk, lower-yield securities.

      Loss and loss adjustment expenses decreased as a result of fewer paid and reported losses during the three months ended March 31, 2004 compared to the same period of 2003. The decrease in paid and reported losses is partially attributable to the decrease in our workers’ compensation and health premium volume and partially the result of recent underwriting initiatives we have implemented and enhanced claims handling related to our medical professional liability line. Overall, we recorded approximately $1.0 million of adverse development on prior year loss reserves, primarily related to our workers’ compensation line.

      The decrease in underwriting expenses was primarily the result of reduced salary and employee benefit costs due to the departure of our workers’ compensation management team during the last nine-months of 2003, partially offset by costs incurred in connection with the development and implementation of a new medical professional liability policy administration system, as well as severance costs associated with a reduction in headcount in several of our corporate and shared-services departments.

      The increase in investment expenses was primarily the result of additional fees related to the management of our equity securities and high-yield bond portfolio, as these investments were not acquired until the second quarter of 2003.

      The increase in interest expense is related to the issuance of approximately $30.9 million of long-term debt in connection with the issuance of mandatorily redeemable trust preferred securities in the second quarter of 2003. This long-term debt and the transactions that gave rise to its issuance are more fully described in “Item 8 — Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2003. The increase in interest expense related to this long-term debt was partially offset by the elimination of interest associated with an obligation to the Company’s former President and Chief Executive Officer (“CEO”). This obligation was fully repaid in January of 2004 in connection with his retirement.

      The increase in amortization expense is primarily related to an intangible asset arising from a two-year covenant not to compete with the Company’s former CEO and President upon his retirement effective December 31, 2003.

      The increase in general and administrative expenses is primarily the result of increased legal, audit and other professional fees incurred as a result of recent SEC rules and regulations and the previously announced exploration of strategic alternatives by the Board of Directors.

      Other expenses represent the accrual of stay bonuses and termination benefits associated with our exit from the workers’ compensation line of business. The impact of employee separation costs related to the exit from our workers’ compensation line of business is more fully described in Note 8 to the unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.

      The effective tax rate for the three months ended March 31, 2004 was (22.6%) compared to 35.0% for the three months ended March 31, 2003. The (22.6%) effective tax rate in 2004 is primarily the result of a decrease in the deferred tax valuation allowance as a result of an increase in unrealized gains on our investment portfolio. The effect of the valuation allowance, and other tax components, are more fully described in Note 9 to the unaudited Condensed Consolidated Financial Statements.

Medical Professional Liability Results of Operations

      The following table sets forth the results of operations of our medical professional liability insurance segment for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,

			Change

	2004	2003	Dollar	Percentage

	(dollars in thousands)
Direct premiums written:
Illinois	$14,802	$12,930	$1,872	14.5%
Ohio	10,406	7,905	2,501	31.6%
Michigan	9,177	8,442	735	8.7%
Kentucky	7,799	8,215	(416)	-5.1%
New Mexico.	5,025	3,813	1,212	31.8%
Florida	245	3,475	(3,230)	-92.9%
Florida — PIC	1,262	—	1,262	—
Nevada	1,274	1,044	230	22.0%
Other	2,634	1,767	867	49.1%

Total	$52,624	$47,591	$5,033	10.6%

Net premiums written	$44,249	$40,119	$4,130	10.3%

Net premiums earned	$42,456	$39,485	$2,971	7.5%
Incurred loss and LAE:
Current accident year losses	39,098	40,186	(1,088)	-2.7%
Prior year losses	(413)	1,000	(1,413)	-141.3%

Total	38,685	41,186	(2,501)	-6.1%

Underwriting expenses	9,174	7,816	1,358	17.4%

Underwriting loss	$(5,403)	$(9,517)	$4,114	-43.2%

Income (loss) before federal income taxes and minority interests	$6,982	$(1,178)	$8,160	692.7%

Loss ratio:
Accident year	92.1%	101.8%	-9.7%
Prior years	-1.0%	2.5%	-3.5%

Calendar year	91.1%	104.3%	-13.2%
Underwriting expense ratio	21.6%	19.8%	1.8%

Combined ratio	112.7%	124.1%	-11.4%

      Direct premiums written increased primarily as a result of rate increases, particularly in the states of Illinois and Ohio. These increases were partially offset by reduced physician counts in Kentucky, as we have discontinued writing occurrence-based policies and other high-risk specialties in that state, and Florida, which we began to exit in late 2002. The majority of the direct premiums written in the state of Florida are from our consolidated subsidiary, Physicians Insurance Company (“PIC”). See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, for further information regarding PIC. We anticipate the direct premiums written will continue to increase in the near-term as we implement additional rate increases.

      Net premiums earned did not increase as much as direct and net premiums written as many of the rate increases taken in the later part of 2003 have not yet been fully earned.

      Effective January 1, 2004, we retained a thirty percent (30%) participation in our primary medical professional liability excess of loss contract, which reinsures the first $500,000 of a loss in excess of $500,000. We anticipate that the retention of this additional risk will result in an increase in net premiums written of approximately $10 million during 2004. However, this increase will be partially offset by an increase in the overall cost of our reinsurance programs and an increase in net incurred losses. As a result, we expect that the impact on net income to be immaterial.

      Incurred loss and loss adjustment expenses decreased as a result of a decrease in net paid losses and lower reported claim counts. Net paid losses for the three months ended March 31, 2004 were $31.9 million compared to $39.1 million for the three months ended March 31, 2003. Claims reported to us during the three months ended March 31, 2004 numbered 525 compared to 803 for the three months ended March 31, 2003. We believe that the decreases in our paid losses and reported claim counts are the result of stricter underwriting standards that we have worked to implement over the past few years. The decrease in incurred loss and loss adjustment expenses combined with the increase in net premiums earned resulted in a decrease of the loss ratio to 91.1% for the three months ended March 31, 2004 compared to 104.3% for the same period of 2003.

      The increase in underwriting expenses is partially attributable to an increase in commissions and premium taxes associated with the increase in direct premiums written. Also, a greater allocation of salary, severance and employee benefit costs related to corporate and shared-services departments was made to the medical professional liability line as a result of the decrease in premium volume associated with other insurance lines. The medical professional liability line also incurred costs during the three months ended March 31, 2004 in connection with the development and implementation of a new policy administration system.

Other Insurance Lines Results of Operations

      The following table sets forth the results of operations of our other insurance lines segment for the three months ended March 31, 2004 and 2003. The other insurance lines segment consists of the operations of our workers’ compensation, health and personal and commercial lines of business.

	Three Months Ended March 31,

				Percentage
	2004	2003	Change	Change

	(dollars in thousands)
Direct premiums written:
Michigan	$3,202	$8,517	$(5,315)	-62.4%
Minnesota	562	3,743	(3,181)	-85.0%
Illinois	108	1,047	(939)	-89.7%
Kentucky	36	88	(52)	-59.1%
Wisconsin	(4)	(19)	15	-78.9%
Iowa	(12)	90	(102)	-113.3%
Indiana	(201)	564	(765)	-135.6%
Other	25	37	(10)	-28.6%

Total	$3,716	$14,067	$(10,349)	-73.6%

Net premiums written	$3,784	$14,718	$(10,934)	-74.3%

Net premiums earned	$11,621	$18,951	$(7,330)	-38.7%
Incurred loss and LAE:
Current accident year losses	9,742	15,906	(6,164)	-38.8%
Prior year losses	1,413	(1,110)	2,523	-227.3%

Total	11,155	14,796	(3,641)	-24.6%

Underwriting expenses	3,091	5,471	(2,380)	-43.5%

Underwriting loss	$(2,625)	$(1,316)	$(1,309)	99.5%

(Loss) income before federal income taxes and minority interests	$(1,079)	$65	$(1,144)	-1760.0%

Loss ratio:
Accident year	83.8%	83.9%	-0.1%
Prior years	12.2%	-5.8%	18.0%

Calendar year	96.0%	78.1%	17.9%
Underwriting expense ratio	26.6%	28.9%	-2.3%

Combined ratio	122.6%	107.0%	15.6%

      The decrease in direct premiums written was the result of our exit from the workers’ compensation and health lines of business. In the first quarter of 2004, we began the process of non-renewing all workers’ compensation policies. In addition, as is often the case when a company announces its exit from a certain line of business, a number of our policyholders with policies currently in-force cancelled their coverage. Workers’ compensation direct premiums written for the three months ended March 31, 2004 were $194,000, a decrease of $7.0 million compared to the same period of 2003.

      We cannot start non-renewing health policies until July 1, 2004 due to certain contractual obligations with a third-party who administers a substantial portion of our health insurance business. However, we have implemented very strict underwriting and pricing guidelines that have resulted in a 33.2% reduction in the number of covered lives since December 31, 2003 and a 58.0% decrease in the number of covered lives since

March 31, 2003. Health direct premiums written were $3.5 million for the three months ended March 31, 2004, a decrease of $3.3 million compared to the same period of 2003.

      The decrease in net premiums written is relatively consistent with the decrease in direct premiums written. Net premiums earned, however, did not decrease as much as direct and net premiums written as premiums associated with workers’ compensation policies written in 2003 continue to be earned in 2004. We anticipate that direct and net premiums written as well as net premiums earned related to our other insurance lines will continue to decrease a we continue the process of non-renewing policies during our exit from these lines.

      Incurred loss and loss adjustment expenses decreased $3.6 million or 24.6% primarily as a result of the decrease in the number of insureds. The workers’ compensation line of business incurred approximately $1.4 million of unfavorable development on prior year loss reserves as a result of paid losses during the three months ended March 31, 2004 exceeding those originally projected in the estimation of the December 31, 2003 reserves.

      The decrease in underwriting expenses is primarily the result of reduced salary and employee benefit costs as a result of the departure of the workers’ compensation management team in the last nine months of 2003. Also, as a result of the decreased premium volume, there was a decrease in corporate and shared services salary, employee benefit and other costs allocated to the other insurance lines segment.

Corporate and Other

      Loss before federal income taxes and minority interests for this segment was $1.1 million for the three months ended March 31, 2004 compared to a loss of $402,000 for the three months ended March 31, 2003. Increase in interest expense and general and administrative expenses were the primary reasons for the increase in the loss. These items are more fully described in the discussion of our consolidated results of operations.

Liquidity and Capital Resources

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital, such as the issuance of trust preferred securities and related debentures in May 2003, which resulted in the incurrence of $30.9 million in long-term debt. The primary uses of cash, on both a short-and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the repurchase of the Company’s stock.

      Our holding company’s only material assets are the capital stock of American Physicians and its other subsidiaries, and cash. APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. APCapital’s primary uses of cash, on both a short-and long-term basis include periodic interest payments, operating expenses, and the repayment of the debentures. In January 2004, APCapital made a $25 million surplus contribution to its American Physicians subsidiary. The purpose of the contribution was to increase American Physicians’ statutory capital and surplus, which is a critical factor in the financial stability rating process by insurance rating agencies such as A.M. Best. At March 31, 2004, APCapital’s cash and cash equivalent resources totaled approximately $2.3 million, which will be held at the holding company for future debt service and other operating costs.

      At March 31, 2004, we had no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.

      The Board of Directors from time to time authorizes the Company to purchase shares of its outstanding common stock. There were no shares repurchased during the three months ended March 31, 2004. The total number of shares purchased pursuant to these authorizations as of March 31, 2004 was 3,197,070, at a total cost of $60,382,000, or an average price per share of $18.89. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of March 31, 2004, the Company has 418,369 shares of its September 11, 2003 stock repurchase program remaining to be purchased. The Company does not anticipate repurchasing any of its shares in the near future.

      Our net cash flow used by operations was $7.0 million for the three months ended March 31, 2004, compared to $2.9 million used in operations for the same period of 2003. The cash used in operations in 2004 was primarily the result of a $11.0 million payment for ceded reinsurance premiums in February of 2004 related to our “swing-rated” reinsurance treaties. This payment represents additional ceded premiums related to the 2002 and 2001 accident years, as a result of loss development on those accident years in the third quarter of 2003. With the decrease in our loss ratio related to the 2003 and 2004 accident years, we anticipate that future reinsurance premium payments related to these swing-rated treaties will not be as large.

      At March 31, 2004, the Company had $145.2 million of cash and cash equivalents available and an investment portfolio of $679.7 million. The portfolio includes $46.3 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing cash needs to fund operations. As of March 31, 2004, our fixed maturity portfolio included $342.9 million of bonds that mature in the next one to five years and $113.0 million that mature in the next five to ten years. In addition, at March 31, 2004, we have $59.8 million of mortgage-backed securities that provide periodic principal repayments.

      Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds, including payments from our insurance subsidiaries to the APCapital holding company, will be sufficient to meet our short- and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet these liquidity needs.

Financial Condition

      In evaluating our financial condition, two factors are the most critical. First, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our current A.M. Best rating, and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

      Our statutory capital and surplus (“surplus”) at March 31, 2004 was approximately $186.5 million, which results in a net premiums written to surplus ratio of 1.16:1. Statutory capital and surplus at December 31, 2003 was approximately $150.3 million, for a net premiums written to surplus ratio of 1.49:1. The decrease in our ratio of net premiums written to surplus was primarily the result of the $25 million of capital contributed to American Physicians, the improved underwriting results of the first quarter of 2004 and the decrease in net premiums written as a result of our exit from the workers’ compensation and health lines of business. The continued exit from the workers’ compensation and health insurance lines of business in 2004 is expected to provide additional surplus to support future medical professional liability premiums. We are considering alternatives on how to maximize our use of the approximately $35 million of statutory surplus related to our APSpecialty and ICA insurance subsidiaries to support the medical professional liability premium writings in American Physicians.

Reserves for Unpaid Losses and Loss Adjustment Expenses

      The adequacy of our reserves for unpaid loss and loss adjustment expenses is another critical factor in evaluating our financial condition.

      For the three months ended March 31, 2004, we recorded an increase in ultimate loss estimates, net of reinsurance, for accident years 2003 and prior of $1.0 million, or 0.2% of $574.6 million of net loss and loss adjustment expense reserves as of December 31, 2003. The $1.0 million of unfavorable development on prior year reserves was entirely attributable to the workers’ compensation line of business, partially offset by $413,000 of favorable development on our medical professional liability line. The adverse development for workers’ compensation was the result of paid losses exceeding those originally projected in the estimation of the December 31, 2003 reserves. Historical results have shown that ultimate losses have varied from our initial estimates in a range of plus or minus 8%.

      The following table shows net case reserves, net incurred but not reported (“IBNR”) reserves, total net reserves, open claim counts, and average net case reserve per open claim for our medical professional liability segment at March 31, 2004 and December 31, 2003.

				Number	Average Net
	Net Case	Net IBNR	Total Net	of Open	Case Reserve
	Reserves	Reserves	Reserves	Claims	Per Open Claim

	(In thousands, except claim counts)
December 31, 2003	$389,521	$117,806	$507,327	4,447	$87.6
Change	1,980	4,820	6,800	(344)	7.8

March 31, 2004	$391,501	$122,626	$514,127	4,103	$95.4

      As seen above, net case, net IBNR and total net reserves increased from December 31, 2003 to March 31, 2004, while our open claim count decreased, which had the effect of increasing the average net case reserve per open claim from approximately $87,600 at December 31, 2003 to approximately $95,400 at March 31, 2004.

      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the three months ended March 31, 2004 was as follows:

	Medical	Other
	Professional	Insurance
	Liability	Lines	Consolidated

	(In thousands)
Balance, December 31, 2003	$598,329	$75,276	$673,605
Less, reinsurance recoverables	91,002	7,956	98,958

Net reserves, December 31, 2003	507,327	67,320	574,647
Incurred related to
Current year	39,098	9,742	48,840
Prior years	(413)	1,413	1,000

Total	38,685	11,155	49,840

Paid related to
Current year	17	2,438	2,455
Prior years	31,868	11,174	43,042

Total	31,885	13,612	45,497

Net reserves, March 31, 2004	514,127	64,863	578,990
Plus, reinsurance recoverables	98,519	5,207	103,726

Balance, March 31, 2004	$612,646	70,070	$682,716

Development as a % of December 31, 2003 net reserves	-0.1%	2.1%	0.2%

Other Significant Balance Sheet Items

      Our invested assets consist primarily of fixed maturity and equity securities, which are carried in the unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, at their estimated fair value, investment real estate, and investment real estate limited partnerships. At March 31, 2004, our investment portfolio included net unrealized gains of approximately $49.0 million, an increase of $3.5 million as compared to December 31, 2003. Net unrealized gains are reported, net of tax, in the shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, and represented approximately 15.1% and 14.7% of consolidated shareholders’ equity at March 31, 2004 and December 31, 2003, respectively. Generally, the estimated fair value of our fixed maturity securities is inversely related to current interest rates. Therefore, as interest rates rise or fall, our net unrealized gains will change accordingly. See “Item 3 — Quantitative and Qualitative Disclosure About Market Risk,” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed maturity portfolio. The cross-referenced information is incorporated herein by reference.

      Premiums receivable decreased $10.5 million, or 16.1% to $54.9 million at March 31, 2004. The decrease in the premiums receivable balance was primarily the result of the collection of workers’ compensation premiums written in 2003. With our exit from this line, these premium writings were not replaced in 2004, and consequently, the premium receivable balance has decreased.

      Reinsurance recoverables increased $3.4 million to $107.0 million at March 31, 2004, compared to approximately $103.6 at December 31, 2003. The increase in reinsurance recoverables related to an increase in ceded case and IBNR reserves as a result of an increase in our gross case and IBNR reserves, which increased $9.1 million during the same period. Of the $107.0 million of reinsurance recoverables at March 31, 2004, approximately $17.9 million, $17.0 million net of ceded reinsurance premiums payable, were ceded to Gerling Global Reinsurance Corporation (“Gerling”). In 2002, Gerling’s parent company put Gerling’s United States subsidiary into run off, resulting in a series of A.M. Best rating downgrades for Gerling. We have not experienced any difficulties or delays in collecting amounts due from Gerling, and continue to believe that they have adequate surplus and cash flow to satisfy their obligations to us. However, there can be no assurance that amounts currently recoverable from Gerling will ultimately be collected. We are continuing to monitor Gerling’s financial strength and liquidity and may pursue a settlement in the future if circumstances change. Our periodic analysis of Gerling includes reviews of Gerling’s publicly available financial information, as well as monitoring of trade publications and press releases. Should there be a material change in the financial condition of Gerling, our assessment of its ability to meet its obligations to us may also change. Our assessment of the financial strength and liquidity of Gerling is the primary basis by which we have determined not to record a valuation allowance against this recoverable.

      At March 31, 2004 and December 31, 2003, we have no recorded deferred federal income tax assets due to the establishment of a valuation allowance during 2003. The valuation allowance was established in the third quarter of 2003 as the Company’s recent loss experience increased the uncertainty with respect to the generation of sufficient taxable income in the periods when the deductible temporary differences that gave rise to the deferred tax assets are expected to reverse. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced in whole or in part upon evaluation of the availability of future taxable income.

      Other assets increased $9.4 million from $41.0 million at December 31, 2003 to $50.4 million at March 31, 2004. This increase was primarily the result of the liquidation of a portion of our high-yield bond portfolio near the March 31, 2004 period end date. We record sales and purchases of securities on the trade date; however, those sales or purchases may not settle until a few days after the end of the period, which creates a receivable or payable for securities related to the purchase or sale. At March 31, 2004, we had recorded a receivable for securities of $11.0 million compared to $680,000 at December 31, 2003.

      Unearned premiums decreased $4.4 million from $103.8 million at December 31, 2003 to $99.4 million at March 31, 2004. This decrease was primarily the result of our exit from the workers’ compensation line of business, which continues to earn premiums written in 2003. Because we are in the process of non-renewing all workers’ compensation business, the unearned premiums being earned in 2004 are not being replaced with new premium writings.

      The $6.0 million obligation to an officer recorded at December 31, 2003 was paid in its entirety in January 2004 in connection with the retirement of the Company’s former President and CEO.

      Other liabilities decreased $14.6 million from $44.7 million at December 31, 2003 to $30.1 million at March 31, 2004. In addition to accounts payable and other accruals, other liabilities includes ceded reinsurance premium payable and advanced premiums. Ceded reinsurance premiums payable decreased $10.5 million during the period as a result of a $11.0 million payment made in February related to our “swing rated” medical professional liability reinsurance treaty. Also, January 1, is a heavy renewal date for medical professional liability insurance, and as a result, we often receive a large volume of premium payments during late December in advance of the renewal date. Accordingly, our advanced premium balance decreased to $2.1 million at March 31, 2004, from $4.3 million at December 31, 2003.

      Shareholders’ equity at March 31, 2004 was $210.6 million, an increase of $8.8 million from $201.8 million at December 31, 2003. The increase in shareholders’ equity was primarily attributable to the reported net income of $5.9 million for the three months ended March 31, 2004 and an increase in unrealized gains, net of tax, of $2.3 million. The Company’s book value per common share outstanding at March 31, 2004 was $24.77 per share, based on 8,499,997 shares outstanding, compared to $23.89 per common share outstanding at December 31, 2003. Total shares outstanding at December 31, 2003 were 8,445,807.

Contractual Obligations and Off-Balance Sheet Arrangements

      Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the most recent quarter.

Effects of New Accounting Pronouncements

      The effects of new accounting pronouncements are described in Note 2 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.

      As of March 31, 2004, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, high-yield corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

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

      At March 31, 2004, approximately 93.9% of our fixed maturity portfolio (excluding approximately $13.2 million of private placement issues) was considered investment grade. We define investment grade securities as those that have a Standards & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

      In June 2003, the Company invested approximately $20 million in mortgage-backed securities. Approximately $11.2 million of the mortgage-backed securities purchased are interest-only certificates. Unlike traditional fixed maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. With mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments.

      Approximately $7.0 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three months ended March 31, 2004, approximately $208,000 of income was included in investment income for the change in fair value of the inverse floating interest-only certificates.

Quantitative Information About Market Risk

      At March 31, 2004, our fixed income security portfolio was valued at $641.7 million and had an average modified duration of 2.76 years, compared to a portfolio valued at $694.6 million with an average modified duration of 2.89 years at December 31, 2003. Of the $641.7 million at March 31, 2004, $11.2 million were interest only certificates that had a modified duration of 1.00 year. The following tables show the effects of a change in interest rates on the fair value and duration of our entire fixed maturity portfolio at March 31, 2004 and December 31, 2003, and then separately for our interest-only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Entire Fixed Maturity Portfolio (Including Interest-Only Certificates)

	March 31, 2004			December 31, 2003

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(dollars in thousands)
				)
				(dollars in thousands
+2%	$617,688	$(23,967)	2.77	$664,072	$(30,561)	3.07
+1%	630,490	(11,165)	2.76	680,389	(14,244)	2.81
0	641,655		2.76	694,633		2.89
-1%	652,756	11,101	2.71	708,257	13,624	2.80
-2%	668,743	27,088	2.78	726,316	31,683	2.87

Interest-Only Certificates

	March 31, 2004			December 31, 2003

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(dollars in thousands)			(dollars in thousands)
+2%	$17,946	$6,759	1.79	$19,217	$5,751	1.57
+1%	16,194	5,007	1.59	17,792	4,326	1.44
0	11,187		1.00	13,466		1.02
-1%	5,278	(5,909)	0.69	7,136	(6,330)	1.03
-2%	4,063	(7,124)	0.41	5,536	(7,930)	0.42

ITEM 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

      On both December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks monetary damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. The Company and the individual defendants intend to file a motion to have the complaint dismissed. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

      (b) Reports on Form 8-K.

      During the three months ended March 31, 2004, the following reports on Form 8-K were filed by the Company.

      Current Report on Form 8-K filed January 23, 2004 disclosing under Items 5 and 7 the issuance of a press release announcing an update on the Company’s exit from the workers’ compensation line of business.

      Current Report on Form 8-K filed January 26, 2004 disclosing under Item 9 the furnishing of materials that were prepared for a presentation to an institutional investor conference occurring on January 26, 2004.

      Current Report on Form 8-K filed January 30, 2004 disclosing under Items 5 and 7 the issuance of a press release announcing a change in the Company’s A.M. Best’s financial strength rating.

      Current Report on Form 8-K filed February 13, 2004 disclosing under Item 12 the issuance of a press release announcing its financial results for the three months and year ended December 31, 2003 and certain other information.

      Current Report on Form 8-K filed February 27, 2004 disclosing under Item 9 the furnishing of materials that were prepared for a presentation to an institutional investor conference occurring on March 2, 2004.

      The information included in the reports filed on January 26, February 13 and February 27, 2004 was considered furnished rather than filed. No financial statements were filed with any of the reports on Form 8-K filed during the quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. KEVIN CLINTON

R. Kevin Clinton
Its: President and Chief Executive Officer

By:	/s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer and
principal accounting officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004 (filed as an exhibit to APCapital’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.