Form 10-Q
period 2004-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2004-08-09
CIK 1118148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	“QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

YES ☑          NO ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2004 was 8,518,757.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$670,796	$694,633
Equity securities, at fair value	12,609	7,545
Other investments	26,039	29,776

Total investments	709,444	731,954
Cash and cash equivalents	140,087	102,051
Premiums receivable	47,070	65,362
Reinsurance recoverable	94,228	103,652
Federal income tax recoverable	1,881	973
Property and equipment, net of accumulated depreciation	13,711	16,490
Intangible assets	1,082	1,539
Other assets	35,382	41,025

Total assets	$1,042,885	$1,063,046

Liabilities
Unpaid losses and loss adjustment expenses	$682,398	$673,605
Unearned premiums	84,952	103,806
Note payable, officer	—	6,000
Long-term debt	30,928	30,928
Other liabilities	49,344	44,698

Total liabilities	847,622	859,037

Commitments and Contingencies (Note 6)
Minority Interest in Consolidated Subsidiary	2,174	2,201
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,501,927 and 8,445,807 shares outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in-capital	86,049	85,137
Retained earnings	96,324	87,352
Unearned stock compensation	(602)	(288)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	11,318	29,607

Total shareholders’ equity	193,089	201,808

Total liabilities and shareholders’ equity	$1,042,885	$1,063,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net premiums written	$38,048	$44,994	$86,081	$99,831
Change in net unearned premiums	13,079	9,502	19,123	13,101

Net premiums earned	51,127	54,496	105,204	112,932
Investment income	12,291	10,424	25,504	20,809
Net realized (losses) gains	(71)	1,151	1,565	1,148
Other income	229	196	406	357

Total revenues and other income	63,576	66,267	132,679	135,246

Losses and loss adjustment expenses	45,087	51,030	94,927	107,012
Underwriting expenses	11,883	11,820	24,148	25,107
Investment expenses	812	598	1,545	1,149
Interest expense	400	278	801	373
Amortization expense	274	95	548	139
General and administrative expenses	1,518	743	2,206	1,278
Other expenses	26	—	147	—

Total expenses	60,000	64,564	124,322	135,058

Income before federal income taxes and minority interest	3,576	1,703	8,357	188
Federal income tax (benefit) expense	479	596	(600)	66

Income before minority interest	3,097	1,107	8,957	122
Minority interest in net loss of consolidated subsidiary	1	—	15	—

Net income	$3,098	$1,107	$8,972	$122

Net income — per common share
Basic	$0.37	$0.13	$1.07	$0.01
Diluted	$0.36	$0.12	$1.05	$0.01

     The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$3,098	$1,107	$8,972	$122
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation on investment securities arising during the period, net of deferred federal income tax (benefit) expense of $(6,620) and $(4,774), respectively, in 2004 and $4,389 and $5,086, respectively, in 2003	(12,294)	8,152	(8,866)	9,447
Intra-period tax allocation of the effect of unrealized depreciation on the deferred tax valuation allowance	(6,406)	—	(6,406)	—
Reclassification adjustment for realized gains on investment securities included in net income, net of income tax expense of $1,003 and $1,625, respectively, in 2004 and $403 in 2003	(1,862)	(748)	(3,017)	(748)

Other comprehensive (loss) income	(20,562)	7,404	(18,289)	8,699

Comprehensive (loss) income	$(17,464)	$8,511	$(9,317)	$8,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$8,972	$122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,278	2,537
Net realized gains	(1,565)	(1,148)
Change in fair value of derivatives instruments	(293)	(400)
Change in deferred federal income taxes	—	1,050
Minority interest in net loss of consolidated subsidiary	15	—
Change in unpaid loss and loss adjustment expenses	8,793	(5,006)
Change in unearned premiums	(18,854)	(14,678)
Changes in other assets and liabilities	37,097	7,195

Net cash provided by (used in) operating activities	38,443	(10,328)

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(155,134)	(46,667)
Available-for-sale — equity securities	(26,586)	(1,426)
Physicians Insurance Company, net of cash acquired		2,550
Leasehold improvements	—	(361)
Property and equipment	(728)	(1,400)
Sales and maturities
Available-for-sale — fixed maturities	163,816	87,480
Available-for-sale — equity securities	21,563	—
Real estate	2,255	—
Property and equipment	11	3

Net cash provided by investing activities	5,197	40,179

Cash flows from financing activities
Principal payment on note payable	(6,000)	(1,000)
Issuance of long-term debt	—	30,928
Proceeds from stock options exercised	396	68

Net cash (used in) provided by financing activities	(5,604)	29,996

Net increase in cash and cash equivalents	38,036	59,847
Cash and cash equivalents, beginning of period	102,051	151,825

Cash and cash equivalents, end of period	$140,087	$211,672

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”), and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). In accordance with the guidance given in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), the accounts of two wholly owned subsidiary trusts used to issue mandatorily redeemable trust preferred securities have been included on the equity method in the accompanying unaudited Condensed Consolidated Financial Statements, and the accounts of Physicians Insurance Company (“PIC”) have been included in the accompanying unaudited Condensed Consolidated Financial Statements. APCapital and its consolidated subsidiaries are sometimes referred to herein as “the Company.” See Note 2 for further discussion regarding the impact of FIN No. 46. All significant intercompany accounts and transactions are eliminated in consolidation.

     Certain 2003 amounts have been restated for the inclusion of PIC, which was not initially consolidated until the fourth quarter of 2003.

     The Company is principally engaged in the business of providing medical professional liability insurance throughout the United States with a concentration of writings in the Midwest, and is currently in the process of exiting its workers’ compensation and health insurance lines of business.

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The accompanying unaudited Condensed Consolidated Financial Statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Basis of Presentation (continued)

     The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the losses and loss adjustment expense reserves, investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

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

     If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$3,098	$1,107	$8,972	$122
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	66	75	131	150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(225)	(349)	(459)	(698)

Pro forma net income (loss)	$2,939	$833	$8,644	$(426)

Basic income (loss) per share
As reported	$0.37	$0.13	$1.07	$0.01
Pro forma	$0.35	$0.10	$1.03	$(0.05)
Diluted income (loss) per share
As reported	$0.36	$0.12	$1.05	$0.01
Pro forma	$0.34	$0.09	$1.01	$(0.05)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Basis of Presentation (continued)

Stock-based Compensation (continued)

     Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

     In March 2004, there were 100,000 options granted with an exercise price of $21.54. At June 30, 2004, there were 887,800 options outstanding with a weighted average exercise price of $18.63. In addition, on January 14, 2004, the Company issued 30,000 shares of restricted stock to certain employees with a fair market value at the date of grant of $17.20 per share.

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

     At June 30, 2004, the Company had such certificates with a fair value of approximately $6.7 million. The fair value of these certificates increased approximately $85,000 and $293,000, respectively, during the three-month and six-month periods ended June 30, 2004 and $400,000 during the three months and six months ended June 30, 2003.

     The Company uses these certificates as a part of its overall interest rate risk-management strategy related to its investment portfolio.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Effects of New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, which was revised in December 2003 by FASB FIN No. 46R. These interpretations address consolidation by business enterprises of variable interest entities and are effective during the first interim or annual period ending after December 15, 2003. The Company has evaluated certain investments, as required by FIN No. 46, and has determined that its investments in subsidiary trusts used to issue mandatorily redeemable trust preferred securities should not be consolidated. Accordingly, the Company has not consolidated the trusts in the accompanying unaudited Condensed Consolidated Financial Statements. Also, during 2003, the Company invested $2,450,000 for 49% of the outstanding common stock of PIC, a start-up insurance company in the state of Florida. The Company has evaluated its investment in PIC, and based on the guidance given in FIN No. 46, has determined that PIC should be consolidated because, among other factors, the Company financed a portion of the other investor’s capital contribution at PIC’s inception. The amount financed was repaid in full prior to December 31, 2003. Minority interest in the accompanying Unaudited Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets represents the remaining 51% of the net loss and shareholders’ equity of PIC.

     PIC was formed in March of 2003 with the intent of writing as much medical professional liability insurance as PIC’s capital and surplus levels could reasonably support. At June 30, 2004, PIC’s total assets were approximately $11.2 million and direct premiums written by PIC were approximately $3.3 million and $0 for the six months ended June 30, 2004 and 2003, respectively. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company. Accordingly, the maximum exposure to loss as a result of the Company’s involvement with PIC, is approximately $2.6 million, which represents the initial pro-rata equity contribution of $2,450,000 plus the remaining unamortized balance of an intangible asset of $145,000 related to a covenant not to compete.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement, which is effective for interim periods beginning after June 15, 2003, establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified in a Company’s balance sheet. The adoption of SFAS No. 150 did not have any effect on the Company’s reported results of operations or financial condition.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3. Income Per Share

     Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three and six months ended June 30, 2004 were 8,426,955 and 8,419,094, respectively, and 8,599,392 and 8,596,995, respectively for the three and six months ended June 30, 2003. Diluted weighted average shares outstanding for the three and six months ended June 30, 2004 were 8,584,733 and 8,534,018, respectively, and 8,972,313 and 8,909,701, respectively, for the three and six months ended June 30, 2003.

     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$3,098	$1,107	$8,972	$122

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,427	8,599	8,419	8,597
Effect of dilutive stock options and awards	158	373	115	313

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,585	8,972	8,534	8,910

Net income per common share — basic	$0.37	$0.13	$1.07	$0.01
Net income per common share — diluted	$0.36	$0.12	$1.05	$0.01

4. Segment Information

     The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments — medical professional liability, other insurance lines, and corporate and other in 2004. Prior to 2004, the Company had five reportable segments — medical professional liability, workers’ compensation, health, and personal and commercial insurance lines, as well as a corporate and other segment. As the Company has implemented its exit from the workers’ compensation and health insurance lines, and exited the personal and commercial lines in 2001, management’s emphasis on these lines, as well as their financial significance has decreased. Accordingly, these three previously separately

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Segment Information (continued)

reported segments have been aggregated into the other insurance lines segment reported in 2004. Reported 2003 amounts have been reclassified to conform to the current year presentation.

     The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses are attributed exclusively to the holding company and are included in corporate and other.

     The following tables show total assets and income (loss) before income taxes and minority interests for each of the Company’s reportable segments:

	Medical	Other	Corporate
	Professional	Insurance	and	Intersegment
	Liability	Lines	Other	Eliminations	Consolidated
	(In thousands)
Total assets:
June 30, 2004	$967,860	$91,755	$226,888	$(243,618)	$1,042,885
December 31, 2003	$909,372	$123,064	$234,326	$(203,716)	$1,063,046

	For the Three Months Ended June 30, 2004
	Medical	Other	Corporate
	Professional	Insurance	and	Intersegment
	Liability	Lines	Other	Eliminations	Consolidated
	(In thousands)
Revenues:
Net premiums earned	$43,559	$7,568	$—	$—	$51,127
Investment income	11,243	1,041	7	—	12,291
Other revenue items	84	(35)	255	(146)	158

Total revenues	54,886	8,574	262	(146)	63,576

Expenses:
Loss and loss adjustment expenses	36,281	8,806	—	—	45,087
Underwriting expenses	8,981	2,902	—	—	11,883
General and administrative expenses	—	—	1,518	—	1,518
Other expense items	835	104	719	(146)	1,512

Total expenses	46,097	11,812	2,237	(146)	60,000

Income (loss) before income taxes and minority interest	$8,789	$(3,238)	$(1,975)	$—	$3,576

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Segment Information (continued)

	For the Three Months Ended June 30, 2003
	Medical	Other	Corporate
	Professional	Insurance	and	Intersegment
	Liability	Lines	Other	Eliminations	Consolidated
	(In thousands)
Revenues:
Net premiums earned	$38,375	$16,121	$—	$—	$54,496
Investment income	8,612	1,720	92	—	10,424
Other revenue items	997	242	258	(150)	1,347

Total revenues	47,984	18,083	350	(150)	66,267

Expenses:
Loss and loss adjustment expenses	37,483	13,547	—	—	51,030
Underwriting expenses	7,076	4,744	—	—	11,820
General and administrative expenses	—	—	743	—	743
Other expense items	590	142	389	(150)	971

Total expenses	45,149	18,433	1,132	(150)	64,564

Income (loss) before income taxes and minority interest	$2,835	$(350)	$(782)	$—	$1,703

	For the Six Months Ended June 30, 2004
	Medical	Other	Corporate
	Professional	Insurance	and	Intersegment
	Liability	Lines	Other	Eliminations	Consolidated
	(In thousands)
Revenues:
Net premiums earned	$86,015	$19,189	$—	$—	$105,204
Investment income	22,857	2,617	30	—	25,504
Other revenue items	1,645	161	454	(289)	1,971

Total revenues	110,517	21,967	484	(289)	132,679

Expenses:
Loss and loss adjustment expenses	74,966	19,961	—	—	94,927
Underwriting expenses	18,155	5,993	—	—	24,148
General and administrative expenses	—	—	2,206	—	2,206
Other expense items	1,625	330	1,375	(289)	3,041

Total expenses	94,746	26,284	3,581	(289)	124,322

Income (loss) before income taxes and minority interest	$15,771	$(4,317)	$(3,097)	$—	$8,357

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Segment Information (continued)

	For the Six Months Ended June 30, 2003
	Medical	Other	Corporate
	Professional	Insurance	and	Intersegment
	Liability	Lines	Other	Eliminations	Consolidated
	(In thousands)
Revenues:
Net premiums earned	$77,860	$35,072	$—	$—	$112,932
Investment income	17,436	3,213	160	—	20,809
Other revenue items	1,108	241	455	(299)	1,505

Total revenues	96,404	38,526	615	(299)	135,246

Expenses:
Loss and loss adjustment expenses	78,669	28,343	—	—	107,012
Underwriting expenses	14,892	10,215	—	—	25,107
General and administrative expenses	—	—	1,278	—	1,278
Other expense items	1,186	253	521	(299)	1,661

Total expenses	94,747	38,811	1,799	(299)	135,058

Income (loss) before income taxes and minority interest	$1,657	$(285)	$(1,184)	$—	$188

     In late 2003, management announced its intention to exit both the workers’ compensation and health insurance lines of business, both of which are included above in other insurance lines. The Company began non-renewing workers’ compensation policies in early 2004 and began non-renewing health policies effective July 1, 2004.

5. Investments

     The composition of the investment portfolio, including unrealized gains and losses at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government obligations	$103,225	$1,394	$(19)	$104,600
States and political subdivisions	30,635	1,890	—	32,525
Corporate securities	346,848	22,668	(222)	369,294
Mortgage-backed securities	145,447	2,870	(1,158)	147,159
Other debt securities	16,676	542	—	17,218

Fixed maturities	642,831	29,364	(1,399)	670,796
Equity securities	12,589	624	(604)	12,609

Total available-for-sale	$655,420	$29,988	$(2,003)	$683,405

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government obligations	$54,168	$1,927	$(4)	$56,091
States and political subdivisions	32,932	1,404	(18)	34,318
Corporate securities	475,866	37,896	(75)	513,687
Mortgage-backed securities	60,440	2,546	(557)	62,429
Other debt securities	25,706	2,402	—	28,108

Fixed maturities	649,112	46,175	(654)	694,633
Equity securities	7,085	567	(107)	7,545

Total available-for-sale	$656,197	$46,742	$(761)	$702,178

     Unrealized gains at June 30, 2004 and December 31, 2003 include $725,000 and $432,000, respectively, of gains that relate to securities that contain an embedded derivative instrument. These gains have been included in investment income for the period in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.

6. Commitments and Contingencies

     On both December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks monetary damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. On June 28, 2004, the Company and the individual defendants filed a motion to dismiss the complaint. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Related Party Transactions

     On January 2, 2004, the $6.0 million obligation to the Company’s former President and Chief Executive Officer (“CEO”) was repaid in its entirety in connection with his retirement.

     At December 31, 2003, the Company had a $286,000 non-interest bearing note receivable from SCW Agency Group, Inc. (“SCW”), an insurance agency that is principally owned by the Company’s former President and CEO. At December 31, 2003, the Company had established an allowance in the amount of $286,000 related to the note receivable. As part of a new master agency agreement between American Physicians, a wholly owned subsidiary of APCapital, and SCW, which was effective January 1, 2004, this note receivable was forgiven in exchange for certain more favorable contract terms. Accordingly, the note receivable and the allowance were written off during 2004, which did not result in a charge to income.

8. Restructuring Charges

     In the fourth quarter of 2003, the Company began to exit its workers’ compensation and health lines of business. In connection with the exit of these lines, the Company expects to incur a total of approximately $1.1 million of restructuring charges for one-time employee termination benefits and employee stay bonuses. During the three and six months ended June 30, 2004, $26,000 and $147,000, respectively, of additional restructuring costs were incurred, bringing the total amount incurred through June 30, 2004, to $955,000. The costs are included on the accompanying unaudited Condensed Consolidated Statements of Income in the other expenses line item.

     The activity in the liability for restructuring charges for the six months ended June 30, 2004 was as follows (in thousands):

2004
Balance, January 1	$727
Employee separations	147
Payments	(523)

Balance, June 30	$351

     Certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 30, 2005. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At June 30, 2004, total future employee separation costs are estimated to be approximately $150,000.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Income Taxes

     The provision for income taxes for the three and six months ended June 30, 2004 and 2003 consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Current (benefit) expense	$(600)	$326	$(600)	$(984)
Deferred expense	1,242	270	2,788	1,050
Deferred tax valuation allowance	(163)	—	(2,788)	—

Total expense (benefit)	$479	$596	$(600)	$66

     Income taxes incurred do not bear the usual relationship to income before federal income taxes for the three and six months ended June 30, 2004 and 2003 due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(In thousands)
Income before federal income taxes and minority interest	$3,576		$1,703		$8,357		$188

Tax at statutory rate	$1,252	35.0%	$596	35.0%	$2,925	35.0%	$66	35.0%
Tax effect of:
Tax exempt interest	(90)	-2.5%	(117)	-6.9%	(197)	-2.4%	(248)	-131.9%
Cushion adjustment	(600)	-16.8%	85	5.0%	(600)	-7.2%	191	101.6%
Other items, net	80	2.2%	32	1.9%	60	0.7%	57	30.3%
Valuation allowance	(163)	-4.5%	—	0.0%	(2,788)	-33.3%	—	0.0%

Total expense (benefit)	$479	13.4%	$596	35.0%	$(600)	-7.2%	$66	35.0%

     Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on its recent loss experience, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. As the Company’s deferred tax assets and liabilities change, the valuation allowance also changes. Any change in the valuation allowance related to the tax effect of items that are included in continuing operations is recorded as federal income tax expense (benefit) from continuing operations in the period of change. In periods of reported net income, the change in the deferred tax valuation allowance that pertains to items that are not related to continuing operations, such as unrealized appreciation or depreciation on investment securities, is reported as a component of that measure of income to which those items pertain. Accordingly, the Company has recorded the effect of the change in the valuation allowance related to unrealized appreciation or depreciation on investment securities as a component of other

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Income Taxes (continued)

comprehensive income in the second quarter of 2004. This effectively reverses the federal income tax benefit recorded during the three months ended March 31, 2004. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income.

     The federal income tax benefit recorded for the six months ended June 30, 2004 represents the reversal of tax “cushion” that we had been maintaining in connection with an amended return filed for tax year 2000. Although the Company has not yet received the refund related to the 2000 amended return, dialogue with the Internal Revenue Service has indicated that the refund is being processed as requested, and the cushion is therefore no longer needed.

     At June 30, 2004 and December 31, 2003, the components of the net deferred federal income tax asset were as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$30,330	$29,385
Net operating loss carryforwards	14,142	15,658
Unearned and audit premiums	6,516	7,732
Minimum tax credits	8,242	8,242
Realized losses on investments	1,871	4,257
Goodwill	4,668	4,827
Other	3,424	2,604

Total deferred tax assets	69,193	72,705

Deferred tax liabilities arising from
Deferred policy acquisition costs	2,801	3,656
Net unrealized gains on securities	9,536	15,942
Other	2,352	2,435

Total deferred tax liabilities	14,689	22,033

Net deferred tax asset before valuation allowance	54,504	50,672
Valuation allowance	(54,504)	(50,672)

Net deferred tax asset	$—	$—

9. Income Taxes (continued)

     At June 30, 2004, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration
	(in thousands)
New Mexico Physicians Mutual Liability Company merger (2)	$3,421	$575	2010
State Mutual Insurance Company merger (2)	$2,376	$340	2012
2003 net operating loss (1)	$34,394	N/A	2018

(1)	There are no limitations on the annual use of net operating losses related to the year ended December 31, 2003.

(2)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997.

     In addition to the net operating loss carryforwards above, at June 30, 2004, the Company had approximately $8.2 million of alternative minimum tax credits, which can be carried forward indefinitely.

10. Reinsurance

     The Company commuted its ceded reinsurance treaties with Gerling Global Reinsurance Corporation (“Gerling”) in May 2004. The Company recognized the $13.5 million received from Gerling as reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) in the current year. The Company also reduced its reinsurance recoverable from Gerling (thereby increasing losses and loss adjustment expenses incurred) to recognize the effect of releasing Gerling from its obligations under the treaties. The net effect of the commutation was an increase in losses and loss adjustment expenses of $4.4 million, partially offset by an $837,000 increase in net premiums earned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2003, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

     The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. When we use words such as “will,” “should,” “likely,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such estimates have not exceeded plus or minus 8% of our recorded net reserves as of the beginning of the period, but can materially and adversely affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability industry, adjustments have occurred in each of the last several years.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from the workers’ compensation, health and personal and commercial lines of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for unanticipated reserve enhancements.

•	An adverse outcome in the putative shareholder class action lawsuit against us may result in a charge to income that could have a material adverse effect on our financial condition, liquidity and results of operations.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial changes in claims frequency or severity patterns, our profitability may decline.

•	We may be unable to collect the full amount of reinsurance recoverable from PMA Reinsurance Corporation if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan, Illinois and Ohio leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency, which is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect our financial condition or results of operations.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A further reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

     Other factors not currently anticipated by management may also materially and adversely affect the Company’s financial position and results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of APCapital’s Operations

     We are a leading provider of medical professional liability insurance. Medical professional liability insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. In addition to medical professional liability insurance, we have historically also offered workers’ compensation insurance and health insurance products. However, in late 2003, we announced our intention to exit the workers’ compensation and health insurance markets. We began non-renewing workers’ compensation policies in the first quarter of 2004 and began non-renewing health policies effective July 1, 2004.

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

     The policies relating to unpaid loss and loss adjustment expenses, investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs are those we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2003, and in Note 1 to our Consolidated Financial Statements contained in that report. There have been no material changes to these policies during the most recent quarter.

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

Results of Operations — Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Consolidated Results of Operations

     The following table sets forth our results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, on a consolidated basis. The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
				Percentage				Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
	(dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$43,559	$38,375	$5,184	13.5%	$86,015	$77,860	$8,155	10.5%
Other insurance lines	7,568	16,121	(8,553)	-53.1%	19,189	35,072	(15,883)	-45.3%

Total net premiums earned	51,127	54,496	(3,369)	-6.2%	105,204	112,932	(7,728)	-6.8%

Investment income	12,291	10,424	1,867	17.9%	25,504	20,809	4,695	22.6%
Net realized gains (losses)	(71)	1,151	(1,222)	-106.2%	1,565	1,148	417	36.3%
Other income	229	196	33	16.8%	406	357	49	13.7%

Total revenues and other income	63,576	66,267	(2,691)	-4.1%	132,679	135,246	(2,567)	-1.9%

Losses and loss adjustment expenses	45,087	51,030	(5,943)	-11.6%	94,927	107,012	(12,085)	-11.3%
Underwriting expenses	11,883	11,820	63	0.5%	24,148	25,107	(959)	-3.8%
Investment expenses	812	598	214	35.8%	1,545	1,149	396	34.5%
Interest expense	400	278	122	43.9%	801	373	428	114.7%
Amortization expense	274	95	179	188.4%	548	139	409	294.2%
General and administrative expenses	1,518	743	775	104.3%	2,206	1,278	928	72.6%
Other expense	26	—	26		147	—	147

Total expenses	60,000	64,564	(4,564)	-7.1%	124,322	135,058	(10,736)	-7.9%

Income before federal income taxes and minority interest	3,576	1,703	1,873	110.0%	8,357	188	8,169	4345.2%
Federal income tax expense (benefit)	479	596	(117)	-19.6%	(600)	66	(666)	-1009.1%

Income before minority interest	3,097	1,107	1,990	179.8%	8,957	122	8,835	7241.8%
Minority interest	1	—	1		15	—	15

Net income	$3,098	$1,107	$1,991	179.9%	$8,972	$122	$8,850	7254.1%

Loss ratio	88.2%	93.6%	-5.4%		90.2%	94.8%	-4.6%
Underwriting ratio	23.2%	21.7%	1.5%		23.0%	22.2%	0.8%
Combined ratio	111.4%	115.3%	-3.9%		113.2%	117.0%	-3.8%

     Net income for the three months and six months ended June 30, 2004 was largely attributable to the improved underwriting performance (i.e., underwriting gain or loss) of our medical professional liability segment, which is discussed more fully in the section regarding that segment’s results of operations. In addition to the improved underwriting results of our medical professional liability segment, which included a $3.3 million charge in the second quarter of 2004 for the commutation of reinsurance treaties with Gerling Global Reinsurance Corporation (“Gerling”), increases in investment income also contributed to the increases in net income. Offsetting these positive factors were increases in general and administrative expenses and a $2.5 million charge related to the write-off of software in the second quarter of 2004.

     The decreases in net premiums earned were primarily attributable to our continued exit from the workers’ compensation and health insurance lines of business, which we announced in the fourth quarter of 2003, partially offset by premium rate increases on our medical professional liability line and an $837,000 increase in net premiums earned related to the commutation of our reinsurance treaties with Gerling. We anticipate that net premiums earned will continue to remain at lower levels than in previous periods for the near future as we complete our exit from these lines. However, we believe that rate increases related to our medical professional liability line will eventually offset the decrease in net premiums earned from the exit of our workers’ compensation and health lines.

     Investment income for the three months ended June 30, 2004 was $12.3 million, an increase of $1.9 million from the same period in 2003. For the six months ended June 30, 2004, investment income was $25.5 million, a $4.7 million increase compared to the same period in 2003. The increases in investment income during 2004 were the result of strong returns on our collateralized-mortgage obligations and high-yield bond portfolios, one-time call premiums of $1.2 million, and a decrease in the percentage of our investment portfolio that was allocated to short-term investments. Overall, the yield on our investment portfolio increased to 6.41% for the six months ended June 30, 2004 compared to 5.46% for the six months ended June 30, 2003.

     Near the end of the first quarter of 2004 we began to liquidate our $50 million investment in high-yield bonds. As of June 30, 2004, the portfolio had been sold for a pre-tax gain of $1.6 million, of which $460,000 was realized in the second quarter. In addition, we liquidated the majority of our other non-investment grade securities for a gain of $2.6 million. The liquidation of our high-yield and other non-investment grade securities has reduced the overall risk level associated with our investment portfolio, but is likely to decrease future investment income as we reinvest in lower-risk, lower-yielding securities. During the three months ended June 30, 2004, we purchased approximately $140 million of U.S. Government Agency securities. These securities will yield rates ranging from 5.8% to 6.3%.

     Offsetting the gains realized on the liquidation of our high-yield bonds and other non-investment grade securities, during the three months ended June 30, 2004, was a $2.5 million charge for the write-off of capitalized software costs associated with an information system project involving a computer system to administer medical professional liability policies and claims. This project, which began in the fall of 2002, was not producing the anticipated results and therefore, management decided to discontinue the project. In an effort to simplify the Company’s investment portfolio, management has accelerated its plans to divest its investment real estate properties. This approach may result in the book value of these properties not being fully realized in the event of a sale. Accordingly, we have recorded a $750,000 impairment charge related to these properties.

     The loss ratios for the three months and six months ended June 30, 2004 were 88.2% and 90.2%, respectively, which represent decreases of 5.4% and 4.6% compared to the same periods of 2003. The improvement in the loss ratios was primarily the result of underwriting changes and rate increases related to our medical professional liability segment that have been implemented over the last two years, as well as our continued exit from the workers’ compensation and health lines of insurance. Partially offsetting these positive factors was a $4.4 million increase in incurred losses from the commutation of our reinsurance treaties with Gerling. In 2002, Gerling placed its U.S. reinsurance operations into run-off, which resulted in several A.M. Best Company rating downgrades for Gerling. While Gerling continued to perform in accordance with the terms of our treaties, our recoverables from Gerling represented a significant credit risk on our balance sheet, with a net recoverable of $17.1 million. In exchange for releasing Gerling from its obligations under the treaties, we received $13.5 million in cash, or approximately 79% of the net recoverable amount.

     The increases in the underwriting expense ratio from 2003 to 2004 are primarily attributable to severance costs incurred in connection with the downsizing of non-operational support staff in our home office. In total, we have eliminated approximately 20 positions with severances totaling approximately $450,000 and $1.5 million during the three months and six months ended June 30, 2004, respectively. These 20 positions represent annual salary and employee benefit costs of approximately $1.4 million. In addition to severance costs recorded in the first half of 2004, approximately $500,000 of incremental professional service fees have been incurred during 2004 in connection with documentation of the insurance company operations necessary to comply with the recent Sarbanes-Oxley legislation, and other corporate initiatives. While compliance with the provisions of Sarbanes-Oxley will be an ongoing matter, we anticipate that costs incurred in 2004 will be more significant than in subsequent years.

     The increases in investment expenses were primarily the result of additional fees related to the management of our equity securities and high-yield bond portfolio, as these investments were not acquired until late in the second quarter of 2003. With the liquidation of our high-yield bond portfolio, we expect to see a decrease in investment expenses in future periods. However, these decreases should be at least partially offset as our equity security portfolio grows.

     The increases in interest expense are related to the issuance of approximately $30.9 million of long-term debt in connection with the issuance of mandatorily redeemable trust preferred securities in May 2003. This long-term debt and the transactions that gave rise to its issuance are more fully described in “Item 8 — Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2003. The increases in interest expense related to this long-term debt were partially offset by the elimination of interest associated with an obligation to the Company’s former President and Chief Executive Officer. This obligation was fully repaid in January 2004 in connection with his retirement.

     The increases in amortization expense were primarily related to an intangible asset arising from a two-year covenant not to compete with the Company’s former CEO and President upon his retirement effective December 31, 2003.

     The increases in general and administrative expenses were primarily the result of increased legal, audit and other professional fees incurred as a result of the recent Sarbanes-Oxley legislation and the continued exploration of strategic alternatives by the Board of Directors. The Board of Directors completed its review of alternatives in late June 2004. As a result, we anticipate that general and administrative costs in future periods will decrease during the remainder of 2004 from levels experienced in the first six months of 2004 but probably not to historical levels as the Company will continue to incur costs associated with ongoing Sarbanes-Oxley compliance.

     Other expenses represent the accrual of stay bonuses and termination benefits associated with our exit from the workers’ compensation line of business. The impact of employee separation costs related to the exit from our workers’ compensation line of business is more fully described in Note 8 to the unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.

     The effective tax rates for the three months and six months ended June 30, 2004 were 13.4% and (7.2%) compared to 35.0% for the three months and six months ended June 30, 2003. In periods of reported net income, tax accounting rules permit the recognition of the change in the deferred tax valuation allowance that pertains to items that are not related to continuing operations, such as unrealized appreciation or depreciation on investment securities, as a component of that measure of income to which they pertain. In accordance with this guidance, we have recorded the effect of the change in the valuation allowance related to unrealized appreciation or depreciation on investment securities as a component of other comprehensive income in the second quarter of 2004. This effectively reverses the federal income tax benefit recorded during the three months ended March 31, 2004. The federal income tax benefit recorded for the six months ended June 30, 2004 represents the reversal of tax “cushion” that we had been maintaining in connection with an amended return filed for tax year 2000. Although we have not yet received the refund related to the 2000 amended return, dialogue with the Internal Revenue Service has indicated that the refund is being processed as requested, and the cushion is therefore no longer needed.

Medical Professional Liability Results of Operations

     The following table sets forth the results of operations of our medical professional liability insurance segment for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,				Six Months Ended June 30,
				Percentage				Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
	(dollars in thousands)
Direct premiums written:
Illinois	$9,416	$7,908	$1,508	19.1%	$24,218	$20,838	$3,380	16.2%
Michigan	13,962	7,339	6,623	90.2%	23,139	15,781	7,358	46.6%
Ohio	7,879	8,323	(444)	-5.3%	18,285	16,228	2,057	12.7%
New Mexico	4,195	3,212	983	30.6%	9,220	7,025	2,195	31.2%
Kentucky	1,249	1,798	(549)	-30.5%	9,048	10,013	(965)	-9.6%
Florida — PIC	2,046	—	2,046		3,308	—	3,308
Other	371	226	145	64.2%	3,005	1,993	1,012	50.8%
Nevada	1,167	1,374	(207)	-15.1%	2,441	2,418	23	1.0%
Florida	148	901	(753)	-83.6%	393	4,376	(3,983)	-91.0%

Total	$40,433	$31,081	$9,352	30.1%	$93,057	$78,672	$14,385	18.3%

Net premiums written	$35,690	$26,615	$9,075	34.1%	$79,939	$66,734	$13,205	19.8%

Net premiums earned:
Excluding Gerling	$42,722	$38,375	$4,347	11.3%	$85,178	$77,860	$7,318	9.4%
Impact of Gerling commutation	837	—	837		837	—	837

Total	43,559	38,375	5,184	13.5%	86,015	77,860	8,155	10.5%
Incurred loss and loss adjustment expenses:
Current accident year losses	36,578	37,233	(655)	-1.8%	75,676	77,419	(1,743)	-2.3%
Prior year losses — Gerling commutation	4,139	—	4,139		4,139	—	4,139
Prior year losses, excluding Gerling	(4,436)	250	(4,686)	-1874.4%	(4,849)	1,250	(6,099)	-487.9%

Total	36,281	37,483	(1,202)	-3.2%	74,966	78,669	(3,703)	-4.7%
Underwriting expenses	8,981	7,076	1,905	26.9%	18,155	14,892	3,263	21.9%

Underwriting loss	$(1,703)	$(6,184)	$4,481	72.5%	$(7,106)	$(15,701)	$8,595	54.7%

Income before federal income taxes and minority interest	$8,789	$2,835	$5,954	210.0%	$15,771	$1,657	$14,114	851.8%

Loss ratio:
Accident year	84.0%	97.0%	-13.0%		88.0%	99.4%	-11.4%
Prior years	-0.7%	0.7%	-1.4%		-0.8%	1.6%	-2.4%

Calendar year	83.3%	97.7%	-14.4%		87.2%	101.0%	-13.8%
Underwriting expense ratio	20.6%	18.4%	2.2%		21.1%	19.1%	2.0%
Combined ratio	103.9%	116.1%	-12.2%		108.3%	120.1%	-11.8%

     Direct premiums written increased primarily as a result of rate increases, particularly in the states of Michigan, Illinois and Ohio. The Michigan and Illinois rate increase took effect April 1, 2004. These increases were partially offset by reduced physician counts in Kentucky and Ohio, where we have discontinued writing occurrence-based policies and other high-risk specialties, and Florida, which we began to exit in late 2002. At June 30, 2004, our insured physician count totaled approximately 10,000, down 4.1% from December 31, 2003 and 6.1% from June 30, 2003. The majority of the direct premiums written in the state of Florida were from our consolidated subsidiary, Physicians Insurance Company (“PIC”). See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, for further information regarding PIC. We are currently exploring various options to divest our investment in PIC. We anticipate that direct premiums written in this segment will continue to increase in the near-term, as we implement additional rate increases.

     Effective January 1, 2004, we modified a reinsurance arrangement so that we retain a 30% participation in our primary medical professional liability excess of loss contract, which reinsures the first $500,000 of a loss in excess of $500,000. We anticipate that the retention of this additional risk will result in an increase in net premiums written of approximately $10 million during 2004. However, this increase is expected to be partially offset by an increase in the overall cost of our reinsurance programs and an increase in net incurred losses. As a result, we expect the impact of the modification on net income to be immaterial.

     Net premiums earned did not increase as much as direct and net premiums written as many of the rate increases taken in the later part of 2003 and early 2004 have not yet been fully earned. Net premiums earned for the three months and six months ended June 30, 2004 include $837,000 related to the commutation of reinsurance treaties with Gerling.

     Incurred loss and loss adjustment expenses decreased as a result of decreases in net paid losses and lower reported claim counts. Net paid losses for the three months and six months ended June 30, 2004 were $19.9 million and $51.8 million, respectively, which represent decreases of $16.7 million and $23.9 million compared to the same periods of 2003. Net paid losses during the three months and six months ended June 30, 2004 were impacted by the commutation of reinsurance treaties with Gerling, which reduced the amount reported for both periods by $13.5 million. Claims reported to us during the three months and six months ended June 30, 2004 numbered 459 and 984, respectively, compared to 694 and 1,497, respectively, for the three months and six months ended June 30, 2003. We believe that the decreases in our paid losses and reported claim counts are the result of stricter underwriting standards that we have worked to implement over the past few years. The decrease in incurred loss and loss adjustment expenses combined with the increase in net premiums earned resulted in a decrease of the loss ratio to 83.3% and 87.2% for the three months and six months ended June 30, 2004, respectively, compared to 97.7% and 101.0%, respectively for the same periods of 2003.

     The commutation of our reinsurance treaties with Gerling had the effect of increasing medical professional liability losses incurred during the three months and six months ended June 30, 2004 by approximately $4.1 million. The losses covered under the Gerling treaties all related to prior accident years. Without the impact of the Gerling commutation, we would have reported favorable development on prior accident year losses of $4.4 million and $4.8 million for the three and six months ended June 30, 2004. This favorable development is the result of reported loss frequency developing more favorably than anticipated at December 31, 2003, especially in our Michigan and Ohio markets.

     The increase in underwriting expenses is attributable to the payment of severance costs relating to a reduction in headcount and an increase in professional service costs relating to our initial internal controls audit required by the Sarbanes Oxley Act and related SEC rules, as discussed under “— Consolidated Results of Operations.”

Other Insurance Lines Results of Operations

     The following table sets forth the results of operations of our other insurance lines segment for the three months and six months ended June 30, 2004 and 2003. The other insurance lines segment consists of the operations of our workers’ compensation, health and personal and commercial lines of business.

	Three Months Ended June 30,				Six Months Ended June 30,
				Percentage				Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
	(dollars in thousands)
Direct premiums written:
Workers compensation	$(167)	$12,943	$(13,110)	-101.3%	$27	$20,168	$(20,141)	-99.9%
Health	3,083	5,740	(2,657)	-46.3%	6,605	12,582	(5,977)	-47.5%

Total	$2,916	$18,683	$(15,767)	-84.4%	$6,632	$32,750	$(26,118)	-79.7%

Net premiums written	$2,358	$18,379	$(16,021)	-87.2%	$6,142	$33,097	$(26,955)	-81.4%

Net premiums earned	$7,568	$16,121	$(8,553)	-53.1%	$19,189	$35,072	$(15,883)	-45.3%
Incurred loss and loss adjustment expenses:
Current accident year losses	6,640	13,754	(7,114)	-51.7%	16,382	29,660	(13,278)	-44.8%
Prior year losses — Gerling commutation	271	—	271		271	—	271
Prior year losses, excluding Gerling	1,895	(207)	2,102	1015.5%	3,308	(1,317)	4,625	351.2%

Total	8,806	13,547	(4,741)	-35.0%	19,961	28,343	(8,382)	-29.6%
Underwriting expenses	2,902	4,744	(1,842)	-38.8%	5,993	10,215	(4,222)	-41.3%

Underwriting loss	$(4,140)	$(2,170)	$(1,970)	-90.8%	$(6,765)	$(3,486)	$(3,279)	-94.1%

Income before federal income taxes and minority interest	$(3,238)	$(350)	$(2,888)	-825.1%	$(4,317)	$(285)	$(4,032)	-1414.7%

Loss ratio:
Accident year	87.7%	85.3%	2.4%		85.4%	84.6%	0.8%
Prior years	28.6%	-1.3%	29.9%		18.7%	-3.8%	22.5%

Calendar year	116.3%	84.0%	32.3%		104.1%	80.8%	23.3%
Underwriting expense ratio	38.3%	29.4%	8.9%		31.2%	29.1%	2.1%
Combined ratio	154.6%	113.4%	41.2%		135.3%	109.9%	25.4%

     The decreases in direct premiums written were the result of our continued exit from the workers’ compensation and health lines of business. In the first quarter of 2004, we began the process of non-renewing all workers’ compensation policies. In addition, as is often the case when a company announces its exit from a certain line of business, a number of our policyholders with policies currently in-force cancelled their coverage. Workers’ compensation direct premiums written for the three months and six months ended June 30, 2004 were $(167,000) and $27,000, respectively, which represent decreases of $13.1 million and $20.1 million, respectively, compared to the same period of 2003.

     Due to certain contractual obligations with a third-party who administers a substantial portion of our health insurance business we were not able to begin non-renewing health policies until July 1, 2004. However, during the first six months of 2004, we implemented very strict underwriting and pricing guidelines that resulted in a 35.0% reduction in the number of covered lives since December 31, 2003 and a 49.9% reduction since June 30, 2003. Health direct premiums written were $3.1 million and $6.6 million, respectively, for the three months and six months ended June 30, 2004. For the three months and six months ended June 30, 2003, health direct premiums written were $5.7 million and $12.6 million, respectively.

     The decreases in net premiums written were relatively consistent with the decreases in direct premiums written. Net premiums earned, however, did not decrease as much as direct and net premiums written as premiums associated with workers’ compensation policies written in 2003 continue to be earned in 2004. As of June 30, 2004, there remained $3.4 million of net unearned premiums related to our workers’ compensation line. We anticipate that the majority of these premiums will be earned during the remainder of 2004. In addition, we anticipate that direct and net premiums written as well as net premiums earned related to our other insurance lines will continue to decrease as we continue the process of non-renewing policies during our exit from these lines.

     Incurred loss and loss adjustment expenses decreased primarily as the result of the decrease in exposure associated with the decrease in the number of covered lives in our health line, and the number of policies in force for workers’ compensation. Prior year workers’ compensation reserves developed unfavorably during the quarter by $2.4 million and year-to-date by $3.8 million. The unfavorable development on prior accident years for both the three months and six months ended June 30, 2004 includes $271,000 related to the Gerling commutation. The unfavorable development on prior accident year reserves for workers’ compensation is primarily the result of increasing reserve estimates due to higher paid losses than those originally projected in the estimation of the year-end 2003 reserves.

     The decrease in underwriting expenses is primarily the result of reduced salary and employee benefit costs as a result of the departure of the workers’ compensation management team in the last nine months of 2003. Also, as a result of the decreased premium volume, there was a decrease in corporate and shared services salary, employee benefit and other costs allocated to the other insurance lines segment. As we continue our exit from these lines, these underwriting expenses should continue to decrease.

Corporate and Other

     Loss before federal income taxes and minority interests for this segment was $2.0 million for the three months ended June 30, 2004 compared to a loss of $782,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, this segment incurred a loss before federal income taxes and minority interest of $3.1 million compared to $1.2 million for the same period of 2003. The increases in the loss were attributable to increases in general and administrative expenses and interest expense, which are described more fully in
“— Consolidated Results of Operations.”

Liquidity and Capital Resources

     The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital, such as the issuance of trust preferred securities and related 30 year debentures in May 2003, which resulted in the incurrence of $30.9 million in long-term debt, as described in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the repurchase of the Company’s stock.

     Our holding company’s only material assets are the capital stock of American Physicians and its other subsidiaries, and cash. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. Currently, approximately $14.8 million of dividends could be paid to APCapital without prior approval by the State of Michigan Office of Financial and Insurance Services. APCapital’s primary uses of cash, on both a short- and long-term basis, include periodic interest payments, operating expenses and the repayment of the debentures. In January 2004, APCapital made a $25 million surplus contribution to its American Physicians subsidiary, and in May 2004, APCapital contributed all of the outstanding common stock of APSpecialty Insurance Corporation to American Physicians. The purpose of the contributions was to increase American Physicians’ statutory capital and surplus, which is a critical factor in the financial stability rating process by insurance rating agencies such as A.M. Best. At June 30, 2004, APCapital’s cash and cash equivalent resources totaled approximately $1.9 million, which will be held at the holding company for future debt service and other operating costs.

     At June 30, 2004, we had no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.

     The Board of Directors has authorized the Company to purchase shares of its outstanding common stock from time to time, most recently in September 2003. There were no shares repurchased during the three or six months ended June 30, 2004. The total number of shares purchased pursuant to these authorizations as of June 30, 2004 was 3,197,070, at a total cost of $60,382,000, or an average price per share of $18.89. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of June 30, 2004, the Company has 418,369 shares of its September, 2003 stock repurchase program remaining to be purchased. The Company does not anticipate repurchasing any of its shares in the near future, as it plans to conserve capital to support future premium growth.

     Our net cash flow provided by operations was $38.4 million for the six months ended June 30, 2004, compared to $10.3 million used in operations for the same period of 2003. The increase in cash flow from operations was primarily the result of a $23.9 million decrease in paid losses (including the $13.5 million received from Gerling) for the six months ended June 30, 2004 compared to 2003, and a $16.9 million increase in cash relating to pending security transactions. The increase in cash provided was partially offset by an $11.0 million payment for ceded reinsurance premiums in February 2004 related to our “swing-rated” reinsurance treaties.

     At June 30, 2004, the Company had $140.1 million of cash and cash equivalents available and an investment portfolio of $709.4 million. The portfolio includes $68.0 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing cash needs to fund operations. As of June 30, 2004, our fixed maturity portfolio included $262.5 million of bonds that mature in the next one to five years and $77.0 million that mature in the next five to ten years. In addition, at June 30, 2004, we have $147.2 million of mortgage-backed securities that provide periodic principal repayments.

     Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds, including payments from our insurance subsidiaries to our holding company, will be sufficient to meet our short- and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet these liquidity needs.

Financial Condition

     In evaluating our financial condition, two factors are the most critical. First, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and our current A.M. Best Company rating, and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

     Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2004 was approximately $223.9 million, which resulted in a net premiums written to surplus ratio of 0.93:1. Surplus at December 31, 2003 was approximately $150.3 million, yielding a net premiums written to surplus ratio of 1.49:1. The decrease in our ratio of net premiums written to surplus was primarily the result of the $25 million cash capital contribution, and the contribution of APSpecialty Insurance Corporation’s common stock, valued at approximately $20.5 million on a statutory basis, to American Physicians, the improved underwriting results of the first two quarters of 2004 and the decrease in net premiums written as a result of our exit from the workers’ compensation and health lines of business. The continued exit from the workers’ compensation and health insurance lines of business in 2004 is expected to provide additional surplus to support future medical professional liability premiums.

Reserves for Unpaid Losses and Loss Adjustment Expenses

     The adequacy of our reserves for unpaid loss and loss adjustment expenses is another critical factor in evaluating our financial condition.

     For the six months ended June 30, 2004, we recorded an increase in ultimate loss estimates, net of reinsurance, for accident years 2003 and prior of $2.9 million, or 0.5% of $574.6 million of net loss and loss adjustment expense reserves as of December 31, 2003. Approximately $4.4 million of the unfavorable development on prior year reserves was attributable to the commutation of our reinsurance treaties with Gerling. This amount more than offset $1.5 million of favorable development in prior year reserves during the first six months of 2004. This favorable development was almost entirely attributable to our medical professional liability segment, partially offset by $3.5 million (excluding the effects of the Gerling commutation) of unfavorable development on our workers’ compensation line of business. The adverse development for workers’ compensation was the result of paid losses exceeding those originally projected in the estimation of the December 31, 2003 reserves. Historical results have shown that ultimate losses have varied from our initial estimates in a range of plus or minus 8%.

     The following table shows net case reserves, net incurred but not reported (“IBNR”) claims reserves, total net reserves, open claim counts, and average net case reserve per open claim for our medical professional liability segment at June 30, 2004 and December 31, 2003. Amounts included in the table exclude the case and IBNR reserves of PIC. Although PIC is a consolidated entity, we do not control or manage it and we are currently exploring various options to divest our investment in PIC. PIC net case reserves were $517,000 and $82,000 at June 30, 2004 and December 31, 2003, respectively, while its net IBNR reserves were $332,000 and $284,000, respectively, at the same dates.

	Net	Net	Total	Number	Average Net
	Case	IBNR	Net	of Open	Case Reserve
	Reserves	Reserves	Reserves	Claims	Per Open Claim
	(In thousands, except claim counts)
December 31, 2003	$389,439	$117,522	$506,961	4,447	$87.6
Change	(373)	23,056	22,683	(562)	12.6

June 30, 2004	$389,066	$140,578	$529,644	3,885	$100.1

     Net IBNR reserves have increased approximately $23.1 million from December 31, 2003 in part due to the commutation of the Gerling reinsurance treaties, which resulted in an increase of approximately $5.1 million. In addition, our efforts to standardize our claims handling and processing across our various regional offices resulted in a decrease in net case reserves and an increase in net IBNR related to our New Mexico business of approximately $5 million. The remaining $13 million increase in IBNR was the result of the favorable reported loss development during the first six months of 2004 having a less significant impact on the actuarial estimate of ultimate losses than it did on recorded case reserves. Quarterly reported loss volatility can have a significant impact on changes in IBNR because the reported loss development in a single quarter, while directly impacting our net case reserves, does not always represent enough data to significantly change the trends used by actuaries to estimate ultimate losses that form the basis for our determination of total net reserves.

Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the six months ended June 30, 2004 was as follows:

	Medical	Other
	Professional	Insurance
	Liability	Lines	Consolidated
	(In thousands)
Balance, December 31, 2003	$598,329	$75,276	$673,605
Less, reinsurance recoverables	91,002	7,956	98,958

Net reserves, December 31, 2003	507,327	67,320	574,647
Incurred related to
Current year	75,676	16,382	92,058
Prior years	(710)	3,579	2,869

Total	74,966	19,961	94,927

Paid related to
Current year	1,065	6,143	7,208
Prior years	50,737	19,713	70,450

Total	51,802	25,856	77,658

Net reserves, June 30, 2004	530,491	61,425	591,916
Plus, reinsurance recoverables	85,946	4,536	90,482

Balance, June 30, 2004	$616,437	65,961	$682,398

Development as a % of December 31, 2003 net reserves	-0.1%	5.3%	0.5%

Other Significant Balance Sheet Items

     Our invested assets consist primarily of fixed maturity and equity securities, which are carried in the unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, at their estimated fair value, investment real estate, and investment real estate limited partnerships. At June 30, 2004, our investment portfolio included net unrealized gains of approximately $27.2 million, a decrease of $18.3 million compared to December 31, 2003. Net unrealized gains are reported, net of tax, in the shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, and represented approximately 5.9% and 14.7% of consolidated shareholders’ equity at June 30, 2004 and December 31, 2003, respectively. The decrease in unrealized gains was the result of an approximately 100 basis point increase in interest rates in April of 2004. Generally, the estimated fair value of our fixed maturity securities is inversely related to current interest rates. Therefore, as interest rates rise or fall, our net unrealized gains should change accordingly. See “Item 3 — Quantitative and Qualitative Disclosure About Market Risk,” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed maturity portfolio. The cross-referenced information is incorporated herein by reference.

     Premiums receivable decreased $18.3 million, or 28.0% to $47.1 million at June 30, 2004. The decrease in the premiums receivable balance was primarily the result of the collection of workers’ compensation premiums written in 2003. With our exit from this line, these premium writings were not replaced in 2004, and consequently, the premium receivable balance has decreased.

     Reinsurance recoverables decreased $9.4 million to $94.2 million at June 30, 2004, from $103.6 million at December 31, 2003. The decrease was primarily the result of the commutation with Gerling, which resulted in a decrease of $17.9 million, partially offset by an increase in ceded case reserves, as several claims have been recently reserved at levels above our retention of $500,000. At June 30, 2004, we had a $3.2 million reinsurance recoverable from PMA Capital Insurance Company (“PMACIC”). We have not experienced any delays in payments from PMACIC; however, effective July 29, 2004, PMA Capital, PMACIC’s parent company, announced that it had revised the company’s corporate structure and had separated its on-going operations from its run-off operations, which include PMACIC. This action may have a negative impact on PMACIC’s future cash flows and surplus levels. Following this corporate reorganization, A.M. Best Company downgraded PMACIC’s financial strength rating from B++ (Very Good) to B+ (Very Good), but, according to A.M. Best’s news release announcing the downgrade, it continues to expect PMACIC’s “operations will run-off adequately” and the rating remains in the “secure” category. At this time, it is difficult to predict the impact of PMACIC’s recent actions on its future ability to make payments to us. We intend to monitor this situation closely.

     At June 30, 2004 and December 31, 2003, we have no recorded deferred federal income tax assets due to the establishment of a valuation allowance during 2003. The valuation allowance was established in the third quarter of 2003 as the Company’s recent loss experience increased the uncertainty with respect to the generation of sufficient taxable income in the periods when the deductible temporary differences that gave rise to the deferred tax assets are expected to reverse. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced in whole or in part upon evaluation of the availability of future taxable income.

     Other assets decreased $5.6 million from $41.0 million at December 31, 2003 to $35.4 million at June 30, 2004. This decrease was a result of amortization of deferred policy acquisition costs as we continue to run-off our workers’ compensation line of business, and the $2.5 million write-off of the professional liability policy administration computer system described in “— Consolidated Results of Operations.”

     Unearned premiums decreased $18.8 million from $103.8 million at December 31, 2003 to $85.0 million at June 30, 2004. This decrease was primarily the result of our exit from the workers’ compensation line of business, which continues to earn premiums written in 2003. As of June 30, 2004, workers’ compensation unearned premiums were $3.4 million, a decrease of $13.1 million compared to $16.5 million at December 31, 2003. Because we are in the process of non-renewing all workers’ compensation business, the unearned premiums being earned in 2004 are not being replaced with new workers’ compensation premium writings.

     The $6.0 million obligation to our former President and CEO recorded at December 31, 2003 was paid in its entirety in January 2004 in connection with his retirement.

     Other liabilities increased $4.6 million from $44.7 million at December 31, 2003 to $49.3 million at June 30, 2004. In addition to accounts payable and other accruals, other liabilities includes ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $4.6 million increase is the result of a $17.0 million increase in the liability for pending security transactions, partially offset by a decrease in the ceded reinsurance premiums payable of $11.2 million during the period as a result of an $11.0 million payment made in February related to our “swing rated” medical professional liability reinsurance treaty. The pending security transaction liability results when we purchase securities near the end of the period, but those security transactions do not settle until after the end of the period.

     Shareholders’ equity at June 30, 2004 was $193.1 million, a decrease of $8.7 million from $201.8 million at December 31, 2003. The decrease was primarily attributable to the unrealized depreciation on investment securities, which, net of tax, totaled $18.3 million for the period. The decrease was partially offset by reported net income of $9.0 million for the six months ended June 30, 2004. The Company’s book value per common share outstanding at June 30, 2004 was $22.71 per share, based on 8,501,927 shares outstanding, compared to $23.89 per common share outstanding at December 31, 2003. Total shares outstanding at December 31, 2003 were 8,445,807.

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

     As of June 30, 2004, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, high-yield corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

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

     At June 30, 2004, approximately 99.5% of our fixed maturity portfolio (excluding approximately $13.5 million of private placement issues) was considered investment grade. We define investment grade securities as those that have a Standards & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

     In June 2003, the Company purchased the interest-only portion of several mortgage-backed securities. Unlike traditional fixed maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. In addition, with mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generally generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments. At June 30, 2004, the Company had interest-only mortgage-backed securities with an estimated fair value of $10.9 million.

     Approximately $6.7 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three and six months ended June 30, 2004, approximately $85,000 and $293,000, respectively, of income was included in investment income for the change in fair value of the inverse floating interest-only certificates.

Quantitative Information About Market Risk

     At June 30, 2004, our fixed income security portfolio was valued at $670.8 million and had an average modified duration of 2.57 years, compared to a portfolio valued at $694.6 million with an average modified duration of 2.89 years at December 31, 2003. Of the $670.8 million at June 30, 2004, $10.9 million were interest-only certificates that had a modified duration of 1.00 year. The following tables show the effects of a change in interest rates on the fair value and duration of our entire fixed maturity portfolio at June 30, 2004 and December 31, 2003, and then separately for our interest-only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Entire Fixed Maturity Portfolio (Including Interest-Only Certificates)

	June 30, 2004			December 31, 2003
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(dollars in thousands)			(dollars in thousands)
+2%	$638,389	$(32,407)	3.37	$664,072	$(30,561)	3.07
+1%	655,091	(15,705)	2.76	680,389	(14,244)	2.81
0	670,796		2.57	694,633		2.89
-1%	683,492	12,696	2.25	708,257	13,624	2.80
-2%	696,385	25,589	2.25	726,316	31,683	2.87

Interest-Only Certificates

	June 30, 2004			December 31, 2003
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(dollars in thousands)			(dollars in thousands)
+2%	$13,979	$3,100	1.26	$19,217	$5,751	1.57
+1%	13,026	2,147	1.19	17,792	4,326	1.44
0	10,879		1.00	13,466		1.02
-1%	5,483	(5,396)	0.50	7,136	(6,330)	1.03
-2%	3,164	(7,715)	0.33	5,536	(7,930)	0.42

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On both December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks monetary damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. On June 28, 2004, the Company and the individual defendants filed a motion to dismiss the complaint. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

Item 4. Submission of Matters to a Vote of a Security Holders

     The Company held its Annual Meeting of Shareholders on August 4, 2004, at which the shareholders elected four directors. Dr. Berglund was an incumbent, while the other three nominees were nominated for their first term. All nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

	Votes	Votes
Nominee	For	Withheld
R. Kevin Clinton	7,974,425	13,641
Thomas R. Berglund, M.D.	7,986,725	1,341
Daniel L. Gorman	7,986,725	1,341
D. Joseph Olson, J.D.	7,986,315	1,751

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is Incorporated herein by reference.

(b)   Reports on Form 8-K.

During the three months ended June 30, 2004, the following reports on Form 8-K were filed by the Company.

Current Report on Form 8-K filed April 13, 2004 disclosing under Items 5 and 7 that APCapital has entered into an agreement with Daniel L. Gorman whereby Mr. Gorman will be one of the nominees to stand for election at the Company’s 2004 annual meeting of shareholders for a term expiring at the 2007 annual meeting.

Current Report on Form 8-K filed April 30, 2004 disclosing under Items 7 and 12 the issuance of a press release announcing its financial results for the three months ended March 31, 2004 and certain other information.

Current Report on Form 8-K filed May 11, 2004 disclosing under Items 7 and 12 the furnishing of supplemental information with respect to its financial results for the three months ended March 31, 2004.

Current Report on Form 8-K filed May 19, 2004 disclosing under Items 5 and 7 the issuance of a press release announcing a commutation of its reinsurance agreements with Gerling Global Reinsurance Corporation of America.

Current Report on Form 8-K filed June 10, 2004 disclosing under Items 7 and 9 the furnishing of presentation materials that were prepared for a presentation to an institutional investor conference occurring on June 10, 2004.

Current Report on Form 8-K filed June 25, 2004 disclosing under Items 5 and 7 the announcement of the completion of a strategic review process.

The information included in the reports filed on April 30, 2004, May 11, 2004 and June 10, 2004 was considered furnished rather than filed. No financial statements were filed with any of the reports on Form 8-K filed during the quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

AMERICAN PHYSICIANS CAPITAL, INC.
By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

By:	/s/ Frank H. Freund
Frank H. Freund
Its: Executive Vice President, Treasurer, Chief Financial Officer and principal accounting officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.37	Standstill Agreement, dated April 7, 2004 between APCapital and Daniel L. Gorman (filed as an exhibit to APCapital’s Current Report on Form 8-K filed April 13, 2004 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.