Form 10-Q
period 2004-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2004-11-09
CIK 1118148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 000-32057

American Physicians Capital, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

YES  ☒       NO  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 29, 2004 was 8,615,361.

PART I. FINANCIAL INFORMATION

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. Financial Statements

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share data)
Assets
Investments:
Fixed maturities, at fair value	$621,132	$694,633
Equity securities, at fair value	9,983	7,545
Other investments	8,078	29,776

Total investments	639,193	731,954
Cash and cash equivalents	198,069	102,051
Premiums receivable	61,610	65,362
Reinsurance recoverable	104,138	103,652
Federal income tax recoverable	1,654	973
Property and equipment, net of accumulated depreciation	13,348	16,490
Intangible assets	854	1,539
Other assets	43,010	41,025

Total assets	$1,061,876	$1,063,046

Liabilities
Unpaid losses and loss adjustment expenses	$691,560	$673,605
Unearned premiums	102,123	103,806
Note payable, officer	—	6,000
Long-term debt	30,928	30,928
Other liabilities	34,375	44,698

Total liabilities	858,986	859,037

Commitments and Contingencies (Note 6)
Minority Interest in Consolidated Subsidiary	2,181	2,201
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,527,677 and 8,445,807 shares outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in-capital	86,577	85,137
Retained earnings	100,873	87,352
Unearned stock compensation	(501)	(288)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	13,760	29,607

Total shareholders’ equity	200,709	201,808

Total liabilities and shareholders’ equity	$1,061,876	$1,063,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net premiums written	$63,723	$79,371	$149,804	$179,202
Change in net unearned premiums	(14,968)	(22,783)	4,155	(9,682)

Net premiums earned	48,755	56,588	153,959	169,520
Investment income	10,947	11,400	36,451	32,209
Net realized (losses) gains	(332)	143	1,233	1,291
Other income	156	161	562	518

Total revenues and other income	59,526	68,292	192,205	203,538

Losses and loss adjustment expenses	42,773	96,721	137,700	203,733
Underwriting expenses	9,838	11,721	33,986	36,828
Investment expenses	719	934	2,264	2,083
Interest expense	428	502	1,229	875
Amortization expense	274	133	822	272
General and administrative expenses	706	715	2,912	1,993
Other expenses	15	—	162	—

Total expenses	54,753	110,726	179,075	245,784

Income (loss) before federal income taxes and minority interest	4,773	(42,434)	13,130	(42,246)
Federal income tax expense (benefit)	226	34,621	(374)	34,687

Income (loss) before minority interest	4,547	(77,055)	13,504	(76,933)
Minority interest in net loss of consolidated subsidiary	2	—	17	—

Net income (loss)	$4,549	$(77,055)	$13,521	$(76,933)

Net income (loss) — per common share
Basic	$0.54	$(9.03)	$1.60	$(8.97)
Diluted	$0.52	$(9.03)	$1.57	$(8.97)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$4,549	$(77,055)	$13,521	$(76,933)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investment securities arising during the period, net of deferred federal income tax expense (benefit) of $1,255 and $(3,519), respectively, in 2004 and $(559) and $4,527, respectively, in 2003	2,330	(1,038)	(6,536)	8,407
Intra-period tax allocation of the effect of unrealized depreciation on the deferred tax valuation allowance	858	—	(5,548)	—
Reclassification adjustment for realized (gains) losses on investment securities included in net income (loss), net of income tax (expense) benefit of $(402) and $(2,026) respectively, in 2004 and $11 and $(391), respectively, in 2003	(746)	21	(3,763)	(725)

Other comprehensive income (loss)	2,442	(1,017)	(15,847)	7,682

Comprehensive income (loss)	$6,991	$(78,072)	$(2,326)	$(69,251)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$13,521	$(76,933)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,198	4,790
Net realized gains	(1,233)	(1,291)
Change in fair value of derivatives instruments	619	(465)
Change in deferred federal income taxes	—	38,285
Loss on equity method investees	—	272
Minority interest in net loss of consolidated subsidiary	17	—
Change in unpaid loss and loss adjustment expenses	17,955	40,642
Change in unearned premiums	(1,683)	10,161
Changes in other assets and liabilities	(9,723)	(24,403)

Net cash provided by (used in) operating activities	25,671	(8,942)

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(165,005)	(162,689)
Available-for-sale — equity securities	(36,873)	(10,561)
Leasehold improvements	—	(334)
Property and equipment	(904)	(2,141)
Sales and maturities
Available-for-sale — fixed maturities	224,622	100,488
Available-for-sale — equity securities	34,751	2,153
Other invested assets	18,815	—
Property and equipment	17	—

Net cash provided by (used in) investing activities	75,423	(73,084)

Cash flows from financing activities
Principal payment on note payable	(6,000)	(1,000)
Issuance of long-term debt	—	30,928
Common stock repurchased	—	(7,068)
Proceeds from stock options exercised	897	136
Other sources	27	—

Net cash (used in) provided by financing activities	(5,076)	22,996

Net increase (decrease) in cash and cash equivalents	96,018	(59,030)
Cash and cash equivalents, beginning of period	102,051	151,825

Cash and cash equivalents, end of period	$198,069	$92,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”), and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). In accordance with the guidance given in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), the accounts of two wholly owned subsidiary trusts used to issue mandatorily redeemable trust preferred securities have been included on the equity method in the accompanying unaudited Condensed Consolidated Financial Statements, and the accounts of Physicians Insurance Company (“PIC”) have been consolidated in the accompanying unaudited Condensed Consolidated Financial Statements. APCapital and its consolidated subsidiaries are sometimes referred to herein as “the Company.” See Note 2 for further discussion regarding the impact of FIN No. 46. All significant intercompany accounts and transactions are eliminated in consolidation.

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The accompanying unaudited Condensed Consolidated Financial Statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss), as reported	$4,549	$(77,055)	$13,521	$(76,933)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	83	75	214	225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(267)	(349)	(726)	(1,040)

Pro forma net income (loss)	$4,365	$(77,329)	$13,009	$(77,748)

Basic income (loss) per share
As reported	$0.54	$(9.03)	$1.60	$(8.97)
Pro forma	$0.52	$(9.06)	$1.54	$(9.07)
Diluted income (loss) per share(1)
As reported	$0.52	$(9.03)	$1.57	$(8.97)
Pro forma	$0.50	$(9.06)	$1.51	$(9.07)

(1)	As the Company was in a net loss position for the three months and nine months ended September 30, 2003, no effect of options or other stock awards was calculated, as the impact would have been anti-dilutive.

      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

      In March 2004, there were 100,000 options granted with an exercise price of $21.54. At September 30, 2004, there were 863,050 options outstanding with a weighted average exercise price of $18.60. On January 14, 2004, the Company issued 30,000 shares of restricted stock to certain employees with a fair market value at the date of grant of $17.20 per share. In addition, on August 11, 2004, the Company granted 1,000 shares of unrestricted stock to new directors with a fair market value at the date of grant of $27.21.

Derivative Financial Instruments

      The Company has purchased interest-only certificates that may not allow for the recovery of substantially all of its investment. These certificates pay a variable rate of interest that is inversely related to the London Interbank Offered Rate (“LIBOR”). The Company has determined that these certificates contain an embedded derivative instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      All interest-only certificates with an inverse floating rate of interest are carried on the balance sheet at fair value as a fixed maturity security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company is not able to reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the entire interest-only certificates, based on quoted market prices, are recorded in current period earnings as a component of investment income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      At September 30, 2004, the Company had such certificates with a fair value of approximately $5.4 million. The fair value of these certificates decreased approximately $912,000 and $619,000, respectively, during the three-month and nine-month periods ended September 30, 2004, and increased approximately $65,000 and $465,000 during the three months and nine months ended September 30, 2003.

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

      PIC was formed in March of 2003 with the intent of writing as much medical professional liability insurance as PIC’s capital and surplus levels could reasonably support. At September 30, 2004, PIC’s total assets were approximately $13.4 million and direct premiums written by PIC were approximately $6.1 million and $0 for the nine months ended September 30, 2004 and 2003, respectively. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company. Accordingly, the maximum exposure to loss as a result of the Company’s involvement with PIC is approximately $2.5 million, which represents the initial pro-rata equity contribution of $2,450,000 plus the remaining unamortized balance of an intangible asset of $72,000 related to a covenant not to compete.

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

      In 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance contained in EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”’ The final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which was subject to comments through October 29, 2004, will supersede the delay of the effective date by FSP EITF 03-1-1.

      The disclosures requirements of EITF 03-1 continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. The impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

determined at this time. However, under the proposed guidance, decreases in the market value of certain investments could have a negative impact on the Company’s future results of operations.

3.     Income (Loss) Per Share

      Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three and nine months ended September 30, 2004 were 8,443,267 and 8,427,211, respectively, and 8,533,929 and 8,575,742, respectively, for the three and nine months ended September 30, 2003. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2004 were 8,755,378 and 8,625,887, respectively. As the Company was in a net loss position for the three months and nine months ended September 30, 2003, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive.

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$4,549	$(77,055)	$13,521	$(76,933)

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,443	8,534	8,427	8,576
Effect of dilutive stock options and awards	312	—	199	—

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,755	8,534	8,626	8,576

Net income (loss) per common share — basic	$0.54	$(9.03)	$1.60	$(8.97)
Net income (loss) per common share — diluted	$0.52	$(9.03)	$1.57	$(8.97)

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

      The following tables show total assets and income (loss) before income taxes and minority interests for each of the Company’s reportable segments:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Total assets:
September 30, 2004	$972,623	$80,761	$230,753	$(222,261)	$1,061,876
December 31, 2003	$909,372	$123,064	$234,326	$(203,716)	$1,063,046

	For the Three Months Ended September 30, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$44,169	$4,586	$—	$—	$48,755
Investment income	10,295	647	5	—	10,947
Other revenue items	(156)	(50)	187	(157)	(176)

Total revenues	54,308	5,183	192	(157)	59,526

Expenses:
Loss and loss adjustment expenses	36,181	6,592	—	—	42,773
Underwriting expenses	9,185	653	—	—	9,838
General and administrative expenses	—	—	706	—	706
Other expense items	839	81	673	(157)	1,436

Total expenses	46,205	7,326	1,379	(157)	54,753

Income (loss) before income taxes and minority interest	$8,103	$(2,143)	$(1,187)	$—	$4,773

	For the Three Months Ended September 30, 2003

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$41,043	$15,545	$—	$—	$56,588
Investment income	9,697	1,589	114	—	11,400
Other revenue items	199	44	200	(139)	304

Total revenues	50,939	17,178	314	(139)	68,292

Expenses:
Loss and loss adjustment expenses	83,823	12,898	—	—	96,721
Underwriting expenses	7,770	3,951	—	—	11,721
General and administrative expenses	—	—	715	—	715
Other expense items	937	179	592	(139)	1,569

Total expenses	92,530	17,028	1,307	(139)	110,726

Income (loss) before income taxes and minority interest	$(41,591)	$150	$(993)	$—	$(42,434)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	For the Nine Months Ended September 30, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$130,184	$23,775	$—	$—	$153,959
Investment income	33,152	3,264	35	—	36,451
Other revenue items	1,489	111	641	(446)	1,795

Total revenues	164,825	27,150	676	(446)	192,205

Expenses:
Loss and loss adjustment expenses	111,147	26,553	—	—	137,700
Underwriting expenses	27,340	6,646	—	—	33,986
General and administrative expenses	—	—	2,912	—	2,912
Other expense items	2,464	411	2,048	(446)	4,477

Total expenses	140,951	33,610	4,960	(446)	179,075

Income (loss) before income taxes and minority interest	$23,874	$(6,460)	$(4,284)	$—	$13,130

	For the Nine Months Ended September 30, 2003

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$118,903	$50,617	$—	$—	$169,520
Investment income	27,133	4,802	274	—	32,209
Other revenue items	1,307	285	655	(438)	1,809

Total revenues	147,343	55,704	929	(438)	203,538

Expenses:
Loss and loss adjustment expenses	162,492	41,241	—	—	203,733
Underwriting expenses	22,662	14,166	—	—	36,828
General and administrative expenses	—	—	1,993	—	1,993
Other expense items	2,122	432	1,114	(438)	3,230

Total expenses	187,276	55,839	3,107	(438)	245,784

Income (loss) before income taxes and minority interest	$(39,933)	$(135)	$(2,178)	$—	$(42,246)

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.     Investments

      The composition of the investment portfolio, including unrealized gains and losses at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$74,619	$1,467	$(11)	$76,075
States and political subdivisions	21,532	806	—	22,338
Corporate securities	330,985	23,926	(15)	354,896
Mortgage-backed securities	138,737	3,722	(1,987)	140,472
Other debt securities	25,748	1,603	—	27,351

Fixed maturities	591,621	31,524	(2,013)	621,132
Equity securities	9,982	583	(582)	9,983

Total available-for-sale	$601,603	$32,107	$(2,595)	$631,115

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$54,168	$1,927	$(4)	$56,091
States and political subdivisions	32,932	1,404	(18)	34,318
Corporate securities	475,866	37,896	(75)	513,687
Mortgage-backed securities	60,440	2,546	(557)	62,429
Other debt securities	25,706	2,402	—	28,108

Fixed maturities	649,112	46,175	(654)	694,633
Equity securities	7,085	567	(107)	7,545

Total available-for-sale	$656,197	$46,742	$(761)	$702,178

      Unrealized gains at September 30, 2004 and December 31, 2003 include $(186,000) and $432,000, respectively, of net (losses) gains that relate to securities that contain an embedded derivative instrument. These (losses) gains have been included in investment income for the period in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.

6.     Commitments and Contingencies

      On December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints allege violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003, regarding its operating results and the adequacy of its reserves, and each seeks monetary damages in an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuits. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. On June 28, 2004, the Company and the individual defendants filed a motion to dismiss the complaint. While management believes that meritorious defenses to the allegations exist, the ultimate disposition of this litigation could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

      As of September 17, 2004, the Company’s subsidiary, American Physicians Assurance Corporation (“American Physicians”), entered into a stock purchase agreement with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement states that American Physicians will purchase 4,450 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $17 million. The closing of the purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance.

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

8.     Restructuring Charges

      In the fourth quarter of 2003, the Company began to exit its workers’ compensation and health lines of business. In connection with the exit of these lines, the Company expects to incur a total of approximately $1.1 million of restructuring charges for one-time employee termination benefits and employee stay bonuses. During the three and nine months ended September 30, 2004, $15,000 and $162,000, respectively, of additional restructuring costs were incurred, bringing the total amount incurred through September 30, 2004, to $971,000. The costs are included on the accompanying unaudited Condensed Consolidated Statements of Income in the other expenses line item.

      The activity in the liability for restructuring charges for the nine months ended September 30, 2004 was as follows (in thousands):

2004

Balance, January 1	$727
Employee separations	162
Payments	(747)

Balance, September 30	$142

      Certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 30, 2005. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At September 30, 2004, total future employee separation costs are estimated to be approximately $100,000.

9.     Income Taxes

      The provision for income taxes for the three and nine months ended September 30, 2004 and 2003 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Current expense (benefit)	$226	$(12,355)	$(374)	$(13,339)
Deferred expense (benefit)	1,357	(2,971)	4,145	(1,921)
Deferred tax valuation allowance	(1,357)	49,947	(4,145)	49,947

Total expense (benefit)	$226	$34,621	$(374)	$34,687

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Income taxes incurred do not bear the usual relationship to income before federal income taxes for the three and nine months ended September 30, 2004 and 2003 due to the following:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	(In thousands)
Income (loss) before federal income taxes and minority interest	$4,773		$(42,434)		$13,130		$(42,246)

Tax at statutory rate	$1,671	35.0%	$(14,852)	35.0%	$4,596	35.0%	$(14,786)	35.0%
Tax effect of:
Tax exempt interest	(88)	-1.8%	(124)	0.3%	(285)	-2.2%	(372)	0.9%
Cushion adjustment	—	0.0%	—	0.0%	(600)	-4.6%	—	0.0%
Other items, net	—	0.0%	(350)	0.8%	60	0.5%	(102)	0.2%
Valuation allowance	(1,357)	-28.3%	49,947	-117.7%	(4,145)	-31.5%	49,947	-118.2%

Total expense (benefit)	$226	4.7%	$34,621	-81.6%	$(374)	-2.8%	$34,687	-82.1%

      The federal income tax benefit recorded for the nine months ended September 30, 2004 represents the reversal of a tax “cushion” that had been maintained in connection with an amended return filed for tax year 2000. Although the Company has not yet received the refund related to the 2000 amended return, dialogue with the Internal Revenue Service has indicated that the refund is being processed as requested, and the cushion is therefore no longer needed. This benefit is partially offset by an alternative minimum tax (“AMT”) liability, which results due to a limitation on AMT net operating loss carryforwards.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      At September 30, 2004 and December 31, 2003, the components of the net deferred federal income tax asset were as follows:

	September 30,	December 31,
	2004	2003

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$27,639	$29,385
Net operating loss carryforwards	14,188	15,658
Unearned and audit premiums	7,316	7,732
Minimum tax credits	8,470	8,242
Realized losses on investments	1,674	4,257
Goodwill	4,588	4,827
Other	3,637	2,604

Total deferred tax assets	67,512	72,705

Deferred tax liabilities arising from
Deferred policy acquisition costs	3,208	3,656
Net unrealized gains on securities	10,394	15,942
Other	1,744	2,435

Total deferred tax liabilities	15,346	22,033

Net deferred tax asset before valuation allowance	52,166	50,672
Valuation allowance	(52,166)	(50,672)

Net deferred tax asset	$—	$—

      As the Company’s deferred tax assets and liabilities change, the valuation allowance also changes. Any change in the valuation allowance related to the tax effect of items that are included in continuing operations is recorded as federal income tax expense (benefit) from continuing operations in the period of change. In periods of reported net income, the change in the deferred tax valuation allowance that pertains to items that are not related to continuing operations, such as unrealized appreciation or depreciation on investment securities, is reported as a component of that measure of income to which those items pertain. Accordingly, the Company has recorded the effect of the change in the valuation allowance related to unrealized appreciation or depreciation on investment securities, as well as expenses from employee stock options that have different book and tax treatments, directly to either comprehensive income or shareholders’ equity in 2004.

      The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the nine months ended September 30, 2004 and 2003.

	For the Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Valuation allowance balance, January 1	$(50,672)	$—
Change in valuation allowance allocated to:
Federal income tax benefit (expense) from continuing operations	4,145	(49,947)
Unrealized depreciation on investment securities allocated to other comprehensive income	(5,548)	—
Other items allocated to shareholders’ equity	(91)	—

Valuation allowance balance, September 30	$(52,166)	$(49,947)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      At September 30, 2004, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration

	(in thousands)
New Mexico Physicians Mutual Liability Company merger(2)	$3,421	$575	2010
State Mutual Insurance Company merger(2)	$2,376	$340	2012
2003 net operating loss(1)	$34,740	—	2018

(1)	There are no limitations on the annual use of net operating losses related to the year ended December 31, 2003.

(2)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997.

      In addition to the net operating loss carryforwards above, at September 30, 2004, the Company had approximately $8.5 million of AMT credits, which can be carried forward indefinitely.

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

11.     Subsequent Events

      Subsequent to September 30, 2004, the Company sold one of its real estate limited partnership interests to the other members of the partnership for $650,000. Under the terms of the agreement, the Company received $65,000 in cash and a note receivable for the balance of the purchase price. The note is repayable in quarterly installments beginning on April 1, 2005, with any remaining principal and interest outstanding due and payable in full on December 31, 2005. Under equity method accounting, the Company’s recorded investment in this limited partnership was zero, and a pre-tax realized gain of $650,000 will be recognized on the sale in the fourth quarter of 2004.

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

      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. In addition, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, particularly on a prospective basis. The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded plus or minus 8% of our recorded net reserves as of the beginning of the period, but can materially and adversely affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability and workers’ compensation industries, adjustments have occurred in each of the last several years, and additional adjustment may occur in the future.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from the workers’ compensation, health and personal and commercial lines of business, as well as various geographic markets, could result in material future charges to income due to unforeseen costs or the need for additional reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves on these run-off lines. Run-off lines are typically more volatile as reported and paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates, especially on longer-tailed lines such as workers’ compensation.

•	An adverse outcome in the putative shareholder class action lawsuit against us may result in a charge to income that could have a material adverse effect on our financial condition, liquidity and results of operations.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial increases in claims frequency or severity patterns, our profitability may decline.

•	We may be unable to collect the full amount of reinsurance recoverable from PMA Capital Insurance Company and/or Converium Reinsurance (NA), Inc. if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan, Illinois and Ohio leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency that is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect our financial condition or results of operations.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A further reduction in our A.M. Best Company or Standard & Poors’ rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	An increase in short-term interest rates will increase our debt service costs related to our variable rate long-term debt.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

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

Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.

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

Results of Operations — Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Consolidated Results of Operations

      The following table sets forth our results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, on a consolidated basis. The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

				Percentage				Percentage
	2004	2003	Change	Change	2004	2003	Change	Change

	(dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$44,169	$41,043	$3,126	7.6%	$130,184	$118,903	$11,281	9.5%
Other insurance lines	4,586	15,545	(10,959)	-70.5%	23,775	50,617	(26,842)	-53.0%

Total net premiums earned	48,755	56,588	(7,833)	-13.8%	153,959	169,520	(15,561)	-9.2%

Investment income	10,947	11,400	(453)	-4.0%	36,451	32,209	4,242	13.2%
Net realized (losses) gains	(332)	143	(475)	-332.2%	1,233	1,291	(58)	-4.5%
Other income	156	161	(5)	-3.1%	562	518	44	8.5%

Total revenues and other income	59,526	68,292	(8,766)	-12.8%	192,205	203,538	(11,333)	-5.6%

Losses and loss adjustment expenses	42,773	96,721	(53,948)	-55.8%	137,700	203,733	(66,033)	-32.4%
Underwriting expenses	9,838	11,721	(1,883)	-16.1%	33,986	36,828	(2,842)	-7.7%
Investment expenses	719	934	(215)	-23.0%	2,264	2,083	181	8.7%
Interest expense	428	502	(74)	-14.7%	1,229	875	354	40.5%
Amortization expense	274	133	141	106.0%	822	272	550	202.2%
General and administrative expenses	706	715	(9)	-1.3%	2,912	1,993	919	46.1%
Other expense	15	—	15		162	—	162

Total expenses	54,753	110,726	(55,973)	-50.6%	179,075	245,784	(66,709)	-27.1%

Income (loss) before federal income taxes and minority interest	4,773	(42,434)	47,207	-111.2%	13,130	(42,246)	55,376	-131.1%
Federal income tax expense (benefit)	226	34,621	(34,395)	-99.3%	(374)	34,687	(35,061)	-101.1%

Income (loss) before minority interest	4,547	(77,055)	81,602	-105.9%	13,504	(76,933)	90,437	-117.6%
Minority interest	2	—	2		17	—	17

Net income (loss)	$4,549	$(77,055)	$81,604	-105.9%	$13,521	$(76,933)	$90,454	-117.6%

Loss ratio	87.7%	170.9%	-83.2%		89.4%	120.2%	-30.8%
Underwriting ratio	20.2%	20.7%	-0.5%		22.1%	21.7%	0.4%
Combined ratio	107.9%	191.6%	-83.7%		111.5%	141.9%	-30.4%

      We reported net income for the three-month and nine-month periods ended September 30, 2004, compared to net losses for the same periods of 2003, primarily due to a $43 million increase in prior year medical professional liability loss reserves and the establishment of a deferred tax valuation allowance, both of which occurred during the third quarter of 2003. Our 2004 results also benefited from the continued improvements in the underwriting performance (i.e., underwriting gain or loss) of our medical professional liability segment, which is discussed more fully in the section regarding that segment’s results of operations. In addition, increases in year-to-date investment income also contributed to the increases in year-to-date net income. Partially offsetting these positive factors were increases in the underwriting losses generated by our other insurance lines segment, which is primarily attributable to the run-off of our workers’ compensation and health lines of insurance, increases in general and administrative expenses, and a $2.5 million charge related to the write-off of software in the second quarter of 2004.

      The decreases in net premiums earned were primarily attributable to our exit from the workers’ compensation and health insurance lines of business, which we announced in the fourth quarter of 2003, partially offset by premium rate increases on our medical professional liability line and an $837,000 increase in net premiums earned related to the commutation of our reinsurance treaties with Gerling Global Reinsurance Corporation (“Gerling”). We anticipate that net premiums earned will continue to remain at lower levels than in previous periods for the near future as we complete our exit from these lines. However, we believe that rate increases related to our medical professional liability line will eventually offset the decrease in net premiums earned from the exit of our workers’ compensation and health lines.

      Investment income for the three months ended September 30, 2004 was $10.9 million, a decrease of $453,000 compared to the same period in 2003. This decrease was primarily the result of the sale of our high-yield bond portfolio, described below, as well as a $912,000 charge in the third quarter of 2004 related to the change in fair value of certain investment securities that management has determined contain embedded derivative financial instruments. These securities, and their impact on reported earnings, are described more fully in Note 1 of the accompanying unaudited Condensed Consolidated Financial Statements. The increase in our cash position during the third quarter of 2004 also contributed to the decrease in investment income for the period. Our cash position has increased throughout 2004 as we have not reinvested some of the proceeds from maturities and sales during the year due to the low interest rate environment. In the fourth quarter of 2004 management intends to implement a plan to redeploy some of our cash resources into longer-term, higher yielding fixed-income securities. Investment income for the nine months ended September 30, 2004 was $36.5 million, a $4.2 million increase compared to the same period in 2003. The increase in investment income for the nine months ended September 30, 2004 was the result of strong returns on our collateralized-mortgage obligations and high-yield bond portfolios during the first part of the year and one-time call premiums of $1.5 million. Overall, the yield on our investment portfolio increased to 6.05% for the nine months ended September 30, 2004 compared to 5.54% for the nine months ended September 30, 2003.

      Near the end of the first quarter of 2004 we began to liquidate our $50 million investment in high-yield bonds. During the nine-months ended September 30, 2004 we realized a pre-tax gain of $1.6 million on the sale of these securities. In addition, we liquidated the majority of our other non-investment grade securities for a pre-tax gain of $2.6 million. The liquidation of our high-yield and other non-investment grade securities has reduced the overall risk level associated with our investment portfolio, but is likely to decrease future investment income as we reinvest in lower-risk, lower-yielding securities.

      Offsetting the gains realized on the liquidation of our high-yield bonds and other non-investment grade securities, was a $2.5 million charge, in the second quarter of 2004, for the write-off of capitalized software costs associated with an information system project involving a computer system to administer medical professional liability policies and claims. This project, which began in the fall of 2002, was not producing the anticipated results and therefore, management decided to discontinue the project.

      In an effort to simplify the Company’s investment portfolio, management has accelerated its plans to divest its investment real estate properties. During the third quarter of 2004, we sold investment real estate with a book value of approximately $17.1 million, which resulted in a pre-tax realized loss of approximately $1.6 million. In addition, during the nine-months ended September 30, 2004, we have recorded a $250,000 impairment charge related to other investment real estate properties.

      The loss ratios for the three months and nine months ended September 30, 2004 were 87.7% and 89.4%, respectively. The loss ratios for the same periods of 2003 were 170.9% and 120.2%, respectively. The decreases in the loss ratios from 2003 to 2004 were primarily the result of the $43 million increase in prior year medical professional liability loss reserves, recorded in the third quarter of 2003, as well as underwriting changes and rate increases related to our medical professional liability segment that have been implemented over the last two years. Partially offsetting these positive factors in 2004 was a $4.4 million increase in incurred losses from the commutation of our reinsurance treaties with Gerling in the second quarter of 2004. The Gerling commutation is more fully described in Note 10 of the accompanying unaudited Condensed Consolidated Financial Statements.

      The underwriting expense ratios for the three months and nine months ended September 30, 2004 were 20.2% and 22.1%, respectively, compared to 20.7% and 21.7%, respectively, for the same periods of 2003. The increase in the underwriting expense ratio for the nine months ended September 30, 2004, compared to the same period of 2003 was primarily the result of severance costs incurred in connection with the downsizing of non-operational support staff in our home office during the first half of 2004. In total, we have eliminated approximately 20 positions with severances totaling approximately $1.5 million during the nine months ended

September 30, 2004. These 20 positions represent annual salary and employee benefit costs of approximately $1.4 million. In addition to severance costs recorded in the nine months of 2004, approximately $525,000 of incremental professional service fees have been incurred during 2004 in connection with documentation of internal controls related to the insurance companies’ operations necessary to comply with the Sarbanes-Oxley Act and related SEC requirements, and other corporate initiatives. While compliance with the provisions of Sarbanes-Oxley will be an ongoing matter, we anticipate that costs incurred in 2004 will be more significant than in subsequent years. The decrease in the underwriting expense ratio for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, was primarily attributable to a decrease in salary costs as a result of the elimination of the positions described above.

      With the liquidation of our high-yield bond portfolio during the first half of 2004 and the sale of some of our investment real estate in the third quarter of 2004, we have seen a decrease in investment expenses for the three months ended September 30, 2004, compared to the same period of 2003. However, investment expenses for the nine months ended September 30, 2004 continue to be higher than those reported for the same period of 2003, primarily as a result of an increase in fees related to our equity security portfolio, which we did not begin to acquire until late in the second quarter of 2003. We expect to see a decrease in investment expenses in future periods related to the disposal of our investment real estate properties; however, these decreases could be at least partially offset if our unaffiliated equity security portfolio grows.

      The increase in interest expense for the nine months ended September 30, 2004 is related to the issuance of approximately $30.9 million of long-term debt in connection with the issuance of mandatorily redeemable trust preferred securities in May 2003. The increase in interest expense related to this long-term debt was partially offset by the elimination of interest associated with an obligation to the Company’s former President and Chief Executive Officer. This obligation was fully repaid in January 2004 in connection with his retirement. The elimination of interest on this obligation accounts for the decrease in interest expense for the three months ended September 30, 2004 compared to the same period of 2003. The long-term debt and the transactions that gave rise to its issuance are more fully described in “Item 8 — Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      The increases in amortization expense were primarily related to an intangible asset arising from a two-year covenant not to compete with the Company’s former CEO and President upon his retirement effective December 31, 2003.

      The increase in general and administrative expenses for the nine months ended September 30, 2004 compared to 2003 was primarily the result of increased legal, audit and other professional fees incurred as a result of actions taken to comply with the Sarbanes-Oxley Act and related SEC requirements and the exploration of strategic alternatives by the Board of Directors. The Board of Directors completed its review of alternatives in late June 2004. General and administrative expenses for the three months ended September 30, 2004 were essentially the same as those incurred during the same period of 2003. Partially offsetting the increased expenses in the third quarter of 2004 due to Sarbanes-Oxley compliance, was an increase in the allocation of costs to the insurance companies, and recorded primarily as underwriting expenses, compared with the third quarter of 2003. We anticipate general and administrative expenses to remain at levels below those experienced in the first six months of 2004 but probably not as low as previously experienced as the Company will continue to incur costs associated with ongoing Sarbanes-Oxley compliance.

      Other expenses represent the accrual of stay bonuses and termination benefits associated with our exit from the workers’ compensation line of business. The impact of employee separation costs related to the exit from our workers’ compensation line of business is more fully described in Note 8 to the unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.

      The effective tax rates for the three months and nine months ended September 30, 2004 were 4.7% and (2.8)%, respectively, compared to (81.6)% and (82.1)% for the three months and nine months ended September 30, 2003, respectively. The maintenance of a 100% deferred tax valuation allowance, in periods where we are either generating or utilizing net operating loss carryforwards, essentially eliminates any income tax benefit or expense. The effective tax rates noted for the three-month and nine-month periods in 2004 were the result of the release of approximately $600,000 of tax “cushion” in the second quarter of 2004, partially offset by an alternative minimum tax liability recognized in the third quarter of 2004. The unusual effective tax rates for the three months and nine months ended September 30, 2003 were the result of the establishment of the deferred tax valuation allowance in the third quarter of 2003. See Note 9 of the unaudited Condensed Consolidated Financial Statements for further information regarding federal income taxes.

Medical Professional Liability Results of Operations

      The following table sets forth the results of operations of our medical professional liability insurance segment for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,				Nine Months Ended September 30,

				Percentage				Percentage
	2004	2003	Change	Change	2004	2003	Change	Change

	(dollars in thousands)
Direct premiums written:
Illinois	$24,179	$25,888	$(1,709)	-6.6%	$48,397	$46,726	$1,671	3.6%
Michigan	20,026	20,764	(738)	-3.6%	43,165	36,545	6,620	18.1%
Ohio	10,976	13,000	(2,024)	-15.6%	29,261	29,228	33	0.1%
New Mexico	6,891	5,132	1,759	34.3%	16,111	12,157	3,954	32.5%
Kentucky	3,047	2,686	361	13.4%	12,095	12,699	(604)	-4.8%
Florida — PIC	2,828	—	2,828		6,136	—	6,136
Other	1,443	1,252	191	15.3%	4,448	3,245	1,203	37.1%
Nevada	975	1,661	(686)	-41.3%	3,416	4,079	(663)	-16.3%
Florida	419	1,638	(1,219)	-74.4%	812	6,014	(5,202)	-86.5%

Total	$70,784	$72,021	$(1,237)	-1.7%	$163,841	$150,693	$13,148	8.7%

Net premiums written	$61,149	$61,661	$(512)	-0.8%	$141,088	$128,395	$12,693	9.9%

Net premiums earned:
Excluding Gerling	$44,169	$41,043	$3,126	7.6%	$129,347	$118,903	$10,444	8.8%
Impact of Gerling commutation	—	—	—		837	—	837

Total	44,169	41,043	3,126	7.6%	130,184	118,903	11,281	9.5%
Incurred loss and loss adjustment expenses:
Current accident year losses	36,881	40,823	(3,942)	-9.7%	112,557	118,242	(5,685)	-4.8%
Prior year losses — Gerling commutation	—	—	—		4,139	—	4,139
Prior year losses, excluding Gerling	(700)	43,000	(43,700)	-101.6%	(5,549)	44,250	(49,799)	-112.5%

Total	36,181	83,823	(47,642)	-56.8%	111,147	162,492	(51,345)	-31.6%
Underwriting expenses	9,185	7,770	1,415	18.2%	27,340	22,662	4,678	20.6%

Underwriting loss	$(1,197)	$(50,550)	$49,353	97.6%	$(8,303)	$(66,251)	$57,948	87.5%

Income (loss) before federal income taxes and minority interest	$8,103	$(41,591)	$49,694	-119.5%	$23,874	$(39,933)	$63,807	-159.8%

Loss ratio:
Accident year	83.5%	99.5%	-16.0%		86.5%	99.4%	-12.9%
Prior years	-1.6%	104.8%	-106.4%		-1.1%	37.2%	-38.3%

Calendar year	81.9%	204.3%	-122.4%		85.4%	136.6%	-51.2%
Underwriting expense ratio	20.8%	18.9%	1.9%		21.0%	19.1%	1.9%

Combined ratio	102.7%	223.2%	-120.5%		106.4%	155.7%	-49.3%

      Direct premiums written for the nine months ended September 30, 2004 increased $13.1 million compared to the same period in 2003. This increase was primarily the result of rate increases, particularly in the states of Michigan, Illinois and Ohio. The Michigan and Illinois rate increase took effect April 1, 2004. These increases were partially offset by reduced physician counts in Kentucky and Ohio, where we have discontinued writing occurrence-based policies and other high-risk specialties, Florida, which we began to exit in late 2002, and Illinois, where our historic retention rates have dropped since the rate increase took effect April 1, 2004. At September 30, 2004, our insured physician count totaled approximately 9,750, down 6.6% from December 31, 2003 and 7.6% from September 30, 2003. The majority of the direct premiums written in the state of Florida during 2004 were from our consolidated subsidiary, Physicians Insurance Company (“PIC”). See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, for further information regarding PIC. We are currently exploring various options to sell our investment in PIC to PIC’s other investor. We anticipate that direct premiums written in this segment will continue to increase in the near-term, as we implement additional rate increases. However, direct premiums written may not increase in the future if the marketplace puts pressure on pricing increases, which may result in a decrease in our market share in certain geographic regions as we remain committed to our strategy of strict underwriting and adequate pricing.

      The decrease in direct premiums written for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily the result of decreased physician counts described above, particularly in the Ohio and Illinois markets, partially offset by the rate increases described above and an increase in insured physicians in our New Mexico market.

      As a percentage of direct premiums written, net premiums written were 86.4% and 86.1% for the three months and nine months ended September 30, 2004, respectively, compared to 85.6% and 85.2%, respectively, for the same periods of 2003. These slight increases are attributable to the retention of a 30% participation in our primary medical professional liability excess of loss contract, which reinsures the first $500,000 of a loss in excess of $500,000. We began retaining this 30% participation effective January 1, 2004. Partially offsetting this increase in retention was an increase in the overall cost of our reinsurance program. In addition, we anticipate that the retention of the additional participation will result in an increase in net incurred losses. However, we expect the effect of the increase in net premiums written and earned will most likely offset the anticipated increase in net incurred losses.

      Net premiums earned increased for the three months and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003, as we continue to “earn in” rate increases taken over the last year. Most policies are written with a one-year policy term. Therefore, it may take a full year before the rate increases fully impact net premiums earned.

      Incurred loss and loss adjustment expenses decreased primarily as a result of a $43.0 million increase in prior year loss reserves in the third quarter of 2004. To a lesser extent, the decreases were a result of decreases in reported claims and net paid losses. On an accident year basis, the loss ratio for the three months and nine months ended September 30, 2004 was 83.5% and 86.5%, respectively. This compares to accident year loss ratios of 99.5% and 99.4% for the same periods of 2003. The decreases in the accident year loss ratio were primarily attributable to higher premium rates, decreases in net paid losses and lower reported claim counts.

      The commutation of our reinsurance treaties with Gerling in the second quarter of 2004 had the effect of increasing medical professional liability losses incurred during the nine months ended September 30, 2004 by approximately $4.1 million. The losses covered under the Gerling treaties all related to prior accident years. Excluding the effect of the Gerling commutation, prior year reserves developed favorably by $700,000 in the third quarter of 2004 and $5.5 million for the nine months ended September 30, 2004. This favorable development is the result of claims settling for amounts less than originally projected by actuarial estimates and reported loss frequency developing more favorably than anticipated at December 31, 2003, especially in our Michigan and Ohio markets. The improved 2004 accident year loss ratios combined with the Gerling commutation and other prior year development resulted in a decrease of the calendar year loss ratios to 81.9% and 85.4% for the three months and nine months ended September 30, 2004, respectively.

      The following table shows reported claim counts, claims closed with a loss or loss adjustment expense payment, net paid loss and loss adjustment expenses, and the average net paid loss and loss adjustment expense per claim closed with a payment.

					Net Paid Loss and Loss		Average Net Paid Loss and
			Claims Closed		Adjustment Expenses		Loss adjustment Expense
	Reported Claims		with Payment		(In thousands)		per Closed Claim

	2004	2003	2004	2003	2004	2003	2004	2003

First quarter	525	803	575	547	$31,885	$39,117	$55,452	$71,512
Second quarter	459	694	565	606	32,113	36,562	56,837	60,333

Year to date	984	1,497	1,140	1,153	63,998	75,679	56,139	65,637
Third quarter	431	631	379	481	31,299	39,517	82,583	82,156

Year to date	1,415	2,128	1,519	1,634	95,297	115,196	62,737	70,499

      The table above does not include claim counts or net paid loss and loss adjustment expenses for PIC, as the claim count information was not available to us. Net paid loss and loss adjustment expenses for PIC excluded from the table above were $153,000, $107,000 and $80,000 for the first, second and third quarters of 2004, respectively. Also excluded from the table above were approximately $12.5 million of ceded paid loss and loss adjustment expenses in the second quarter of 2004 and year to date 2004 amounts related to the Gerling commutation. The inclusion of these ceded paid loss and loss adjustment expense amounts would have decreased net paid loss and loss adjustment expenses by approximately $12.5 million, and would have resulted in amounts that were not meaningful for purposes of the analysis, nor accurately reflect the paid activity for the periods. Had the Gerling ceded paid losses been included, net paid loss and loss adjustment expenses for the second quarter of 2004, the second quarter 2004 year to date, and the third quarter 2004 year to date would have been $19.7 million, $51.5 million and $82.8 million, respectively, and the average net paid loss and loss adjustment expense per closed claim for the same periods would have been $34,791, $45,212 and $54,537, respectively.

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

Other Insurance Lines Results of Operations

      The following table sets forth the results of operations of our other insurance lines segment for the three months and nine months ended September 30, 2004 and 2003. The other insurance lines segment consists of the run-off operations of our workers’ compensation, health and personal and commercial lines of business.

	Three Months Ended September 30,				Nine Months Ended September 30,

				Percentage				Percentage
	2004	2003	Change	Change	2004	2003	Change	Change

	(dollars in thousands)
Direct premiums written:
Workers compensation	$(37)	$12,426	$(12,463)	-100.3%	$(10)	$32,594	$(32,604)	-100.0%
Health	2,343	5,513	(3,170)	-57.5%	8,948	18,095	(9,147)	-50.5%

Total	$2,306	$17,939	$(15,633)	-87.1%	$8,938	$50,689	$(41,751)	-82.4%

Net premiums written	$2,574	$17,710	$(15,136)	-85.5%	$8,716	$50,807	$(42,091)	-82.8%

Net premiums earned	$4,586	$15,545	$(10,959)	-70.5%	$23,775	$50,617	$(26,842)	-53.0%
Incurred loss and loss adjustment expenses:
Current accident year losses	4,706	12,517	(7,811)	-62.4%	21,088	42,177	(21,089)	-50.0%
Prior year losses — Gerling commutation	—	—	—		271	—	271
Prior year losses, excluding Gerling	1,886	381	1,505	-395.0%	5,194	(936)	6,130	654.9%

Total	6,592	12,898	(6,306)	-48.9%	26,553	41,241	(14,688)	-35.6%
Underwriting expenses	653	3,951	(3,298)	-83.5%	6,646	14,166	(7,520)	-53.1%

Underwriting loss	$(2,659)	$(1,304)	$(1,355)	-103.9%	$(9,424)	$(4,790)	$(4,634)	-96.7%

Income before federal income taxes and minority interest	$(2,143)	$150	$(2,293)	-1528.7%	$(6,460)	$(135)	$(6,325)	-4685.2%

Loss ratio:
Accident year	102.6%	80.5%	22.1%		88.7%	83.3%	5.4%
Prior years	41.1%	2.5%	38.6%		23.0%	-1.8%	24.8%

Calendar year	143.7%	83.0%	60.7%		111.7%	81.5%	30.2%
Underwriting expense ratio	14.2%	25.4%	-11.2%		28.0%	28.0%	0.0%

Combined ratio	157.9%	108.4%	49.5%		139.7%	109.5%	30.2%

      The decreases in direct premiums written were the result of our continued exit from the workers’ compensation and health lines of business. In the first quarter of 2004, we began the process of non-renewing all workers’ compensation policies. In addition, as is often the case when a company announces its exit from a certain line of business, a number of our policyholders with policies currently in-force cancelled their coverage. As a result, we have reported negative workers’ compensation direct premiums written for both the three months and nine months ended September 30, 2004.

      Due to certain contractual obligations with a third-party who administers a substantial portion of our health insurance business we were not able to begin non-renewing health policies until July 1, 2004. However, during the first six months of 2004, we implemented very strict underwriting and pricing guidelines that resulted in a reduction in the number of covered lives to 4,258 at June 30, 2004, a decrease of 35.0% from December 31, 2003. The number of covered lives has continued to decrease to 3,274 at September 30, 2004. This represents a 23.1% decrease from June 30, 2004, a 50.0% decrease from December 31, 2003, and a 59.4% decrease from September 30, 2003. As a result of the decrease in the number of covered lives, health direct premiums written for the three months and nine months ended September 30, 2004 decreased $3.2 million and $9.1 million, respectively, compared to the same periods of 2003.

      The decreases in net premiums written were relatively consistent with the decreases in direct premiums written. Net premiums earned, however, did not decrease as much as direct and net premiums written as premiums associated with workers’ compensation policies written in 2003 continue to be earned in 2004. As of September 30, 2004, there remained approximately $1.4 million of net unearned premiums related to our workers’ compensation line. We anticipate that the majority of these premiums will be earned during the remainder of 2004. In addition, we anticipate that direct and net premiums written as well as net premiums earned related to our other insurance lines will continue to decrease as we continue the process of non-renewing policies during our exit from these lines.

      Incurred loss and loss adjustment expenses decreased primarily as a result of the decrease in exposure associated with the reduced number of covered lives in our health line, and the number of policies in-force for workers’ compensation. Prior year workers’ compensation reserves developed unfavorably during the quarter by $2.0 million and year-to-date by $5.8 million. The unfavorable development on prior accident years for the nine months ended September 30, 2004 includes $271,000 related to the Gerling commutation. The unfavorable development on prior accident year reserves for workers’ compensation is primarily the result of increasing reserve estimates due to higher paid losses than those originally projected in the estimation of the year-end 2003 reserves. In addition, with the centralization of workers’ compensation claims processing in our Louisville, Kentucky office, and in an effort to expedite the run-off process, we have reviewed all claim files and attempted to settle claims as quickly as possible. This increased effort has resulted in higher reported losses than those originally projected in the December 31, 2003 reserve estimates. As we continue the run-off of workers’ compensation claims, we anticipate that loss reserves will continue to be volatile and additional adverse development on prior year losses may occur.

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

      Offsetting the decrease in underwriting expenses as a result of the aforementioned items was a charge of approximately $300,000 to write off the remaining deferred policy acquisition cost asset related to workers’ compensation. Management’s assessment, based on the current workers’ compensation accident year loss ratio and estimates for ongoing policy maintenance expenses, after taking into consideration future investment earnings, did not support the recoverability of the deferred policy acquisition costs. The assessment, however, did not indicate the need for a premium deficiency reserve, and none has been recorded.

Corporate and Other

      Loss before federal income taxes and minority interests for this segment was $1.2 million for the three months ended September 30, 2004 compared to a loss of $1.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, this segment incurred a loss before federal income taxes and minority interest of $4.3 million compared to a $2.2 million loss for the same period of 2003. The increases in the loss were attributable to increases in general and administrative expenses and interest expense, which are described more fully in “— Consolidated Results of Operations.”

Liquidity and Capital Resources

      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital, such as the issuance of trust preferred securities and related 30 year debentures in May 2003, which resulted in the incurrence of $30.9 million in long-term debt, as described in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, and taxes.

      Our holding company’s only material assets are the capital stock of American Physicians and its other subsidiaries, and cash. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. Currently, approximately $14.8 million of dividends could be paid to APCapital without prior approval by the State of Michigan Office of Financial and Insurance Services. APCapital’s primary uses of cash, on both a short- and long-term basis, include periodic interest payments, operating expenses and the repayment of the debentures. In January 2004, APCapital made a $25 million surplus contribution to its American Physicians subsidiary, and in May 2004, APCapital contributed all of the outstanding common stock of APSpecialty Insurance Corporation (“APSpecialty”) to American Physicians. The purpose of the contributions was to increase American Physicians’ statutory capital and surplus, which is a critical factor in the financial stability rating process by insurance rating agencies such as A.M. Best. At September 30, 2004, APCapital’s cash and cash equivalent resources totaled approximately $2.0 million, which will be held at the holding company for future debt service and other operating costs. In addition, APCapital is exploring the possibility of raising additional capital that could then be maintained at the holding company level for future debt service and other operating costs, as well as contributed downstream as surplus to the various insurance subsidiaries.

      American Physicians entered into a stock purchase agreement on September 17, 2004, with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement states that American Physicians will purchase 4,450 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $17 million. The closing of the purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance. Subsequent to the signing of the original stock purchase agreement, American Physicians is negotiating an amendment to the prior stock purchase agreement to purchase another 332 shares of PICW stock at the same price. American Physicians may make additional purchases from other PICW shareholders. Other than the investment in PICW stock, pending regulatory approval, we have no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.

      The Board of Directors has authorized the Company to purchase shares of its outstanding common stock from time to time, most recently in September 2003. There were no shares repurchased during the three or nine months ended September 30, 2004. The total number of shares purchased pursuant to these authorizations as of September 30, 2004 and December 31, 2003 was 3,197,070, at a total cost of $60,382,000, or an average price per share of $18.89. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of September 30, 2004, the Company has 418,369 shares of its September, 2003 stock repurchase program remaining to be purchased. The Company does not anticipate repurchasing any of its shares in the near future, as it plans to conserve capital to support future premium growth.

      Our net cash flow provided by operations was $25.7 million for the nine months ended September 30, 2004, compared to $8.9 million used in operations for the same period of 2003. The increase in cash flow from operations was primarily the result of a $50.4 million decrease in net paid losses (including the $13.5 million received from Gerling) for the nine months ended September 30, 2004 compared to 2003. The increase in cash provided was partially offset by an $11.0 million payment for ceded reinsurance premiums in February 2004 related to our “swing-rated” reinsurance treaties and by a $3.0 million decrease in cash relating to pending security transactions.

      At September 30, 2004, the Company had $198.1 million of cash and cash equivalents available and an investment portfolio of $639.2 million. The portfolio includes $79.9 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing cash needs to fund operations. As of September 30, 2004, our fixed maturity portfolio included $237.4 million of bonds that mature in the next one to five years and $90.5 million that mature in the next five to ten years. In addition, at September 30, 2004, we have $140.5 million of mortgage-backed securities that provide periodic principal repayments.

      Except as set forth elsewhere in this section, based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to our holding company, will be sufficient to meet our short- and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet these liquidity needs.

Financial Condition

      In evaluating our financial condition, two factors are the most critical: (1) the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and our current A.M. Best Company rating, and (2) the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

      Our statutory capital and surplus (collectively referred to herein as “surplus”) at September 30, 2004 was approximately $204.4 million, after eliminating the stacking effect of APSpecialty’s surplus, which is also included in American Physicians due to the two companies’ parent-subsidiary relationship. The $204.4 million of surplus results in a net premiums written to surplus ratio of 0.94:1. Surplus at December 31, 2003 was approximately $150.3 million, yielding a net premiums written to surplus ratio of 1.49:1. The decrease in our ratio of net premiums written to surplus was primarily the result of the $25 million cash capital contribution, the reported statutory net income of the insurance subsidiaries, and a $42.3 million decrease in workers’ compensation and health net premiums written due to our exit of these lines. The continued exit from the workers’ compensation and health insurance lines of business in 2004 is expected to make additional surplus available to support future medical professional liability premiums. However, due to the adverse development on prior years’ workers’ compensation reserves recorded through September 30, 2004, and the continued volatility of workers’ compensation loss reserves, management is considering the possibility of a surplus contribution to the Company’s Insurance Corporation of America insurance subsidiary. Management intends to make a full assessment of each insurance company’s surplus needs prior to December 31, 2004, and may transfer surplus among the various insurance subsidiaries, or if additional capital is raised at the holding company level, some of that capital may be downstreamed to increase insurance subsidiary surplus levels.

Reserves for Unpaid Losses and Loss Adjustment Expenses

      For the nine months ended September 30, 2004, we recorded an increase in ultimate loss estimates, net of reinsurance, for accident years 2003 and prior of $4.1 million, or 0.7% of $574.6 million of net loss and loss adjustment expense reserves as of December 31, 2003. This result includes $5.5 million of favorable development attributable to our medical professional liability segment, offset by $5.2 million of unfavorable development on our other insurance lines segment, primarily workers’ compensation, and $4.4 million of unfavorable development on prior year reserves attributable to the commutation of our reinsurance treaties with Gerling. The unfavorable development on prior accident year reserves for workers’ compensation is primarily the result of increasing reserve estimates due to higher paid losses than those originally projected in the estimation of the year-end 2003 reserves. In addition, with the centralization of workers’ compensation claims processing in our Louisville, Kentucky office, and in an effort to expedite the run-off process, we have reviewed all claim files and attempted to settle claims as quickly as possible. This increased effort has resulted in higher reported losses than those originally projected in the December 31, 2003 reserve estimates. Historical results have shown that ultimate losses have varied from our initial estimates in a range of plus or minus 8%.

      The following table shows net case reserves, net incurred but not reported (“IBNR”) claims reserves, total net reserves, open claim counts, and average net case reserve per open claim for our medical professional liability segment at September 30, 2004 and December 31, 2003. Amounts included in the table exclude claim counts, case and IBNR reserves of PIC. Although PIC is a consolidated entity, we do not control or manage it and we are currently exploring various options to divest our investment in PIC. PIC net case reserves were $732,000 and $82,000 at September 30, 2004 and December 31, 2003, respectively, while its net IBNR reserves were $720,000 and $284,000, respectively, at the same dates.

				Number of	Average Net
	Net Case	Net IBNR	Total Net	Open	Case Reserve
	Reserves	Reserves	Reserves	Claims	Per Open Claim

	(In thousands, except claim counts and average net case reserve per open claim)
December 31, 2003	$389,439	$117,522	$506,961	4,447	$87,573
Change	3,463	23,418	26,881	(644)	(5,377)

September 30, 2004	$392,902	$140,940	$533,842	3,803	$103,314

      Net IBNR reserves have increased approximately $23.4 million from December 31, 2003 in part due to the commutation of the Gerling reinsurance treaties, which resulted in an increase of approximately $5.1 million. In addition, our efforts to standardize our claims handling and processing across our various regional offices resulted in a decrease in net case reserves and an increase in net IBNR related to our New Mexico business of approximately $5 million. The remaining $13.3 million increase in IBNR was the result of the favorable reported loss development during the first nine months of 2004 having a less significant impact on the actuarial estimate of ultimate losses than it did on recorded case reserves. Quarterly reported loss volatility can have a significant impact on changes in IBNR because the reported loss development in a single quarter, while directly impacting our net case reserves, does not always represent enough data to significantly change the trends used by actuaries to estimate ultimate losses that form the basis for our determination of total net reserves.

      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the nine months ended September 30, 2004 was as follows:

	Medical	Other
	Professional	Insurance
	Liability	Lines	Consolidated

	(In thousands)
Balance, December 31, 2003	$598,329	$75,276	$673,605
Less, reinsurance recoverables	91,002	7,956	98,958

Net reserves, December 31, 2003	507,327	67,320	574,647
Incurred related to
Current year	112,557	21,088	133,645
Prior years	(1,410)	5,465	4,055

Total	111,147	26,553	137,700

Paid related to
Current year	2,158	10,213	12,371
Prior years	81,023	26,128	107,151

Total	83,181	36,341	119,522

Net reserves, September 30, 2004	535,293	57,532	592,825
Plus, reinsurance recoverables	94,775	3,960	98,735

Balance, September 30, 2004	$630,068	$61,492	$691,560

Development as a % of December 31, 2003 net reserves	-0.3%	8.1%	0.7%

Other Significant Balance Sheet Items

      Our invested assets consist primarily of fixed maturity and equity securities, which are carried in the unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, at their estimated fair value, as well as investment real estate, and investment real estate limited partnerships. At September 30, 2004, our investment portfolio included net unrealized gains of approximately $29.7 million, a decrease of $15.9 million compared to December 31, 2003. Net unrealized gains are reported net of tax and the intra-period tax allocation related to the change in the deferred tax valuation allowance associated with unrealized gains, in the shareholders’ equity section of the unaudited Condensed Consolidated Balance Sheets, and represented approximately 6.9% and 14.7% of consolidated shareholders’ equity at September 30, 2004 and December 31, 2003, respectively. The decrease in unrealized gains was the result of an increase in interest rates primarily in the second quarter of 2004, combined with the realization of approximately $3.8 million, net of tax, of gains on the sale of investment securities held at December 31, 2003. Generally, the estimated fair value of our fixed maturity securities is inversely related to current interest rates. Therefore, as interest rates rise or fall, our net unrealized gains should change accordingly. See “Item 3 — Quantitative and Qualitative Disclosure About Market Risk,” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed maturity portfolio. The cross-referenced information is incorporated herein by reference.

      Premiums receivable decreased $3.8 million, or 5.8%, to $61.6 million at September 30, 2004. The decrease in the premiums receivable balance was primarily the result of the collection of workers’ compensation premiums written in 2003, partially offset by the increase in medical professional liability direct premiums written in the third quarter of 2004 as compared to the fourth quarter of 2003.

      Reinsurance recoverables increased $486,000 to $104.1 million at September 30, 2004, from $103.7 million at December 31, 2003. The increase was primarily the result an increase in ceded case reserves, as several claims have been recently reserved at levels above our retention of $500,000 and an increase in ceded IBNR, partially offset by the Gerling Commutation, which resulted in a decrease of $17.9 million. At September 30, 2004, we had a $3.3 million reinsurance recoverable from PMA Capital Insurance Company (“PMACIC”). On July 29, 2004, PMA Capital, PMACIC’s parent company, announced that it had revised the company’s corporate structure and had separated its ongoing operations from its run-off operations, which include PMACIC. This action may have a negative impact on PMACIC’s future cash flows and surplus levels, and we continue to monitor PMACIC’s capital and surplus, as well as its cash flows, closely. In addition, in the third quarter and early fourth quarter of 2004, the financial strength rating of Converium Reinsurance (NA), Inc. (“Converium”), was downgraded by A.M. Best Company (“A.M. Best”) from “A” (Excellent) to “B-” (Fair). At September 30, 2004, we had a $1.9 million recoverable from Converium. We have not experienced any delays in payments from PMACIC or Converium and we are closely monitoring the financial condition and cash flows of these two reinsurance companies.

      At September 30, 2004 and December 31, 2003, we have no recorded deferred federal income tax assets due to the establishment of a valuation allowance during 2003. The valuation allowance was established in the third quarter of 2003 as the Company’s recent loss experience increased the uncertainty with respect to the generation of sufficient taxable income in the periods when the deductible temporary differences that gave rise to the deferred tax assets are expected to reverse. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced in whole or in part upon evaluation of the availability of future taxable income.

      Other assets increased $2.0 million from $41.0 million at December 31, 2003 to $43.0 million at September 30, 2004. This increase was a result of a $3.4 million increase in receivables for pending securities transactions, partially offset by the amortization and write-off of deferred policy acquisition costs as we continue to run-off our workers’ compensation line of business, and the $2.5 million write-off of the professional liability policy administration computer system described in “— Consolidated Results of Operations.” A pending security transaction liability results when we purchase securities near the end of the period, but those security transactions did not settle until after the end of the period.

      Unearned premiums decreased $1.7 million from $103.8 million at December 31, 2003 to $102.1 million at September 30, 2004. This decrease was primarily the result of our exit from the workers’ compensation line of business, which continues to earn premiums written in 2003, partially offset by the increase in medical professional liability direct premiums written during the third quarter of 2004 compared to the fourth quarter of 2003. As of September 30, 2004, workers’ compensation unearned premiums were $1.4 million, a decrease of $15.1 million compared to $16.5 million at December 31, 2003.

      The $6.0 million obligation to our former President and CEO recorded at December 31, 2003 was paid in its entirety in January 2004 in connection with his retirement.

      Other liabilities decreased $10.3 million from $44.7 million at December 31, 2003 to $34.4 million at September 30, 2004. In addition to accounts payable and other accruals, other liabilities includes ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $10.3 million decrease is primarily the result of a decrease in the ceded reinsurance premiums payable of $6.2 million during the period as a result of an $11.0 million payment made in February related to our “swing rated” medical professional liability reinsurance treaty, a $1.8 million decrease in premiums received in advance of the policy’s effective date, and a decrease in accounts payable and other accruals of approximately $2.7 million. The decrease in accounts payable and other accruals was the result of payments made to the State of Minnesota for assessments related to workers’ compensation business written in 2002 and 2003.

      Shareholders’ equity at September 30, 2004 was $200.7 million, a decrease of $1.1 million from $201.8 million at December 31, 2003. The decrease was primarily attributable to the unrealized depreciation on investment securities, which, net of tax, totaled $15.8 million for the period. The decrease was partially offset by reported net income of $13.5 million for the nine months ended September 30, 2004 and an increase of additional paid in capital of $1.4 million related to stock options exercised and other stock-based compensation awards. The Company’s book value per common share outstanding at September 30, 2004 was $23.54 per share, based on 8,527,677 shares outstanding, compared to $23.89 per common share outstanding at December 31, 2003. Total shares outstanding at December 31, 2003 were 8,445,807.

Contractual Obligations and Off-Balance Sheet Arrangements

      Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual

Report on Form 10-K for the year ended December 31, 2003. Except as described elsewhere in this report on Form 10-Q (including American Physicians’ obligation to purchase PICW shares subject to regulatory approval), there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the most recent quarter.

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

      As of September 30, 2004, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

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

      At September 30, 2004, all of our fixed maturity portfolio (excluding approximately $13.8 million of private placement issues) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

      The Company’s fixed maturity portfolio includes the interest-only portion of several mortgage-backed securities. Unlike traditional fixed maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. In addition, with mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generally generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments. At September 30, 2004, the Company had interest-only mortgage-backed securities with an estimated fair value of $8.1 million.

      Approximately $5.4 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three and nine months ended September 30, 2004, a loss of approximately $912,000 and $619,000, respectively, was included in investment income for the change in fair value of the inverse floating interest-only certificates, compared with a gain of $65,000 and $465,000, respectively, for the same periods of 2003.

Quantitative Information About Market Risk

      At September 30, 2004, our fixed income security portfolio was valued at $621.1 million and had an average modified duration of 2.40 years, compared to a portfolio valued at $694.6 million with an average modified duration of 2.89 years at December 31, 2003. Of the $621.1 million at September 30, 2004, $8.1 million were interest-only certificates that had a modified duration of 1.00 year. The following tables show the effects of a change in interest rates on the fair value and duration of our entire fixed maturity portfolio at September 30, 2004 and December 31, 2003, and then separately for our interest-only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Entire Fixed Maturity Portfolio (Including Interest-Only Certificates)

	September 30, 2004			December 31, 2003

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(dollars in thousands)			(dollars in thousands)
+2%	$588,677	$(32,455)	3.02	$664,072	$(30,561)	3.07
+1%	608,519	(12,613)	2.53	680,389	(14,244)	2.81
0	621,132		2.40	694,633		2.89
-1%	628,969	7,837	2.11	708,257	13,624	2.80
-2%	640,923	19,791	2.17	726,316	31,683	2.87

Interest-Only Certificates

	September 30, 2004			December 31, 2003

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(dollars in thousands)			(dollars in thousands)
+2%	$13,583	$5,518	1.76	$19,217	$5,751	1.57
+1%	12,298	4,233	1.59	17,792	4,326	1.44
0	8,065		1.00	13,466		1.02
-1%	3,304	(4,761)	0.37	7,136	(6,330)	1.03
-2%	2,252	(5,813)	0.30	5,536	(7,930)	0.42

ITEM 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 5.     Other Information.

      (a) As of September 15, 2004, the Company entered into an amendment to the Standstill Agreement, dated as of February 20, 2002, as amended, with Joseph Stilwell, certain affiliates of Mr. Stilwell and Spencer Schneider, a director of the Company (the “Stilwell Group”). The amendment increased the limit on the shares of the Company’s common stock that could be owned by the Stilwell Group from 5% to 9.9% and added two additional affiliates of Mr. Stilwell to the Stilwell Group.

ITEM 6. Exhibits

      Exhibits.

      The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. KEVIN CLINTON

R. Kevin Clinton
Its: President and Chief Executive Officer

By:	/s/ FRANK H. FREUND

Frank H. Freund
Its: Executive Vice President, Treasurer,
Chief Financial Officer and
principal accounting officer

EXHIBIT INDEX

Exhibit No.		Exhibit Description

10.3	8	Summary of 2004 Short-Term Incentive Plan
10.3	9	Amendment dated, October 31, 2002, to the Standstill Agreement, dated February 20, 2002
10.4	0	Amendment dated, September 15, 2004, to the Standstill Agreement dated, dated February 20, 2002, as amended by Amendment No. 1 dated October 31, 2002
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
99.1		Stock Purchase Agreement with Exhibits, dated as of September 17, 2004, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.