Form 10-K
period 2004-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2005-03-16
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2004, based on $23.15 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market’s National Market), was approximately $162.7 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.
     As of January 31, 2005 the registrant had 8,671,984 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Item 1.	Business
General
      American Physicians Capital, Inc., or APCapital, is an insurance holding company that writes primarily medical professional liability insurance through its subsidiary American Physicians Assurance Corporation, or American Physicians. Starting in late 2002, and continuing throughout 2003 and 2004, we made several changes to our business. In our medical professional liability line of business, we began exiting the Florida market in December 2002, are in the process of exiting the Nevada market, and have discontinued the issuance of occurrence-based policies in Ohio and Kentucky. Late in 2003, we made the decision to exit the health and workers’ compensation insurance lines, and to de-emphasize our excess and surplus lines. Exit activities related to health and workers’ compensation insurance will continue into 2005, and potentially beyond. Our workers’ compensation insurance is written primarily by Insurance Corporation of America, which is wholly owned by APCapital. APSpecialty Insurance Corporation, an insurance subsidiary owned by American Physicians, primarily writes excess and surplus insurance business. APCapital and its consolidated subsidiaries are sometimes referred to in this report as “we,” “us,” or “the Company.”
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

Summary Premium Volume and Revenue By Line
      The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the amount of direct premiums written, net premiums written, and net premiums earned for each of our insurance operating segments, as well as investment income, net realized gains (losses), other income and total revenues and other income.

	Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Direct premiums written:
Medical professional liability	$203,034	94.9%	$195,742	76.4%	$177,253	66.6%
Other insurance lines	10,911	5.1%	60,493	23.6%	89,007	33.4%

Total	$213,945	100.0%	$256,235	100.0%	$266,260	100.0%

Net premiums written:
Medical professional liability	$175,042	93.9%	$164,157	73.1%	$154,583	64.8%
Other insurance lines	11,389	6.1%	60,490	26.9%	83,834	35.2%

Total	$186,431	100.0%	$224,647	100.0%	$238,417	100.0%

Total revenue:
Net premiums earned:
Medical professional liability	$173,835	69.3%	$158,777	58.5%	$148,646	53.0%
Other insurance lines	26,744	10.7%	65,813	24.3%	86,905	31.0%

Total net premiums earned	200,579	80.0%	224,590	82.8%	235,551	84.0%
Investment income	47,373	18.9%	43,294	16.0%	44,775	16.0%
Net realized gains (losses)	1,551	0.6%	2,403	0.9%	(163)	-0.1%
Other income	1,177	0.5%	1,104	0.4%	376	0.1%

Total revenue	$250,680	100.0%	$271,391	100.0%	$280,539	100.0%

Medical Professional Liability
      Products and Services. We underwrite medical professional liability coverage for physicians, their corporations, medical groups, clinics and ancillary healthcare providers. Medical professional liability insurance protects physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer claims-made coverage in all states in which we write business, with the exception of New Mexico, and occurrence policies in a limited number of states. Our policies include coverage for the cost of defending claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. Policyholders are insured continuously while their claims-made policy is in force. We offer extended reporting endorsements or tails to cover claims reported after the policy expires. Occurrence policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as two hospitals.
      We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second group policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2004, we have issued approximately 9,600 policies in 13 states, with a concentration in our core Midwestern states of Michigan, Ohio, and Illinois, as well as Kentucky and New Mexico. The Company has discontinued writing occurrence policies in Ohio and Kentucky, and is in the process of exiting the Nevada market. In December 2002, we began to exit the Florida market; however, we continue to maintain an indirect presence in Florida through our investment in Physicians Insurance Company, or PIC. Our investment in PIC is more fully described in Note 1 of the Notes to Consolidated Financial Statement included elsewhere in this report. Such information is incorporated here by reference. The exit from these unprofitable or highly volatile markets in addition to the discontinuance of occurrence coverage in Kentucky and Ohio, as well as an 11.9% reduction in our average policy limits to approximately $758,000 at December 31, 2004, have reduced our overall underwriting risk. However, the medical professional liability insurance market is subject to many regulatory and other factors that will continue to make this a volatile line, and there can be no assurance that the positive operating results that this segment produced in 2004 will continue in the future. The regulatory and other factors that may impact medical professional liability results in future periods are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Medical Professional Liability Insurance Market.”
      Marketing. Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system. In 2004, our captive agents generated 37% of our premiums, independent agents generated 51% and we produced 12% of premiums on a direct basis without agent involvement. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, purchasing group programs and other marketing alliances.
      Our medical professional liability product line is marketed through approximately 39 agents in 8 states, with one strategic partner, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency, collectively referred to as SCW. This agency accounted for approximately 37% of medical professional liability direct premiums written during 2004. This relationship is discussed in more detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Agency Relationship.”
      The vast majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which protects the company and makes us less vulnerable to changes in market conditions. We also work with financially sound agencies that focus on this line in targeted geographic areas. Our top ten agencies produced $136.4 million of direct premiums written, or 67% of total premium writings in 2004.
      The Michigan State Medical Society, or MSMS, has endorsed American Physicians as its exclusive professional liability carrier of choice for 29 years. We compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is also endorsed by the Michigan Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.
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
      Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 29 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk, high profit physicians to insure with American Physicians.
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
      Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians and hospitals. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expenses, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. We emphasize early evaluation and aggressive management of claims. A part of our overall claims strategy is to establish regional claims departments in our major markets. This local presence helps to facilitate better defense attorney coordination by allowing us to meet with defense attorneys and policyholders, and attend trials, as well as develop claims staff that have experience with the region’s legal environment, which enables us to more accurately establish case reserves. When a claim is reported, a claims department professional completes an initial evaluation and sets the initial reserve. As the discovery process continues, the reserve may be adjusted. We have established different levels of authority within the claims department for settlement of claims.
Other Insurance
      Starting in the fourth quarter of 2003, we began to exit the workers’ compensation line. We non-renewed all policies as of their anniversary date in 2004. The process of non-renewing policies was substantially completed on June 30, 2004. However, at December 31, 2004, we still had approximately $1.1 million of net unearned premium that will be earned into 2005 on policies which were written during the first half of 2004.
      We currently write small business employee health insurance through a single preferred provider organization located in western Michigan. However, in late 2003, we made the decision to exit this line. We began non-renewing policies July 1, 2004. Thus, we will continue to have written and earned premiums through the first half of 2005.
      We previously sold personal and commercial insurance. We are no longer accepting new business in this line of business and have not renewed business previously written by us in this line.
A.M. Best Company Rating
      A.M. Best Company, or A.M. Best, rates the financial strength and ability to meet policyholder obligations of our insurance subsidiaries. Our American Physicians and APSpecialty subsidiaries have a B+ (Very Good) rating, which is the sixth highest of 15 rating levels. According to A.M. Best, companies rated B+ are deemed “secure.” A.M. Best assigns a B+ rating to insurers that have, on balance, very good balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have a good ability to meet their ongoing obligations to policyholders. Our Insurance Corporation of America, or ICA, subsidiary is rated B- by A.M. Best. According to A.M. Best, companies rated B- (Fair) are deemed “vulnerable.” A.M. Best assigns a B- rating to insurers that have, on balance, fair balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have an ability to meet their ongoing obligations to policyholders.
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
      An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. Although any rating downgrade may make it more difficult for us to sell our insurance products, the reduction of our A.M. Best rating has not had a material adverse impact on our business to date. However, further downgrades could have a material adverse impact on our business.
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
Other Financial Subsidiaries
      We have developed and acquired a variety of other organizations to offer financial services and consulting to our customers. These services include captive insurance company arrangements and investment management. Revenues from these sources are not material.
Reinsurance
      In accordance with industry practice, we cede to other insurance companies some of the potential liability under insurance policies we have underwritten. This practice, called reinsurance, helps us reduce our net liability on individual risks, stabilize our underwriting results and increase our underwriting capacity. However, if the reinsurer fails to meet its obligations, we remain liable for policyholder obligations. We pay our reinsurers a percentage of the premium on the related policies for sharing a portion of the risk associated with these policies. We determine the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are generally renegotiated annually.
      Under our primary professional liability reinsurance contract, the portion of the policyholder premium ceded to the reinsurers is “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We pay a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. During 2004, our largest net insured amount on any medical professional liability risk is $650,000.
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

      The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2004. A.M. Best classifies an “A” rating as “Excellent” and “A++” and “A+” ratings as “Superior.” The following reinsurers exceeded 5% of total amounts recoverable from reinsurers.

				% of 2004
		Amounts	2004 Total Ceded	Amounts
	A.M. Best	Recoverable From	Premiums	Recoverable From
Reinsurer	Rating	Reinsurers	Written	Reinsurers

	(Dollars in thousands)
Hannover Ruckversicherungs	A	$43,561	$9,862	37.8%
American Re-Insurance Company	A+	21,556	6,622	18.7%
Transatlantic Reinsurance Company	A+	13,583	236	11.8%
General Reinsurance Corporation	A++	6,594	32	5.7%
      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2004, we concluded that there was no material risk of not being paid by our reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers. However, we continue to monitor closely the cash flows and surplus levels of PMA Capital Insurance Company and Converium Reinsurance (NA), Inc. due to recent announcements made by those companies regarding their status. Our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.
Loss and Loss Adjustment Expense Reserves
      Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves on a physician’s death, disability and retirement, or DD&R reserves, which are included in our loss reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. With the exception of our reserves for extended reporting period claims, we do not discount our reserves to recognize for the time value of money. Reserves for extended reporting period claims were $14 million at December 31, 2004, and included a discount of approximately $5.9 million. The effect of pre-tax income of discount accrued and amortized was not significant.
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
      We have actuaries on our staff that analyze and develop projections of ultimate losses which are used to establish recorded reserves. Our actuaries utilized standard actuarial techniques to project ultimate losses based on our paid and incurred loss information, as well as drawing from industry data. These projections are done using actual loss dollars and claim counts. We analyze loss trends and claims frequency and severity to determine our “best estimate” of the required reserves. We then record this best estimate in the Company’s financial statements. As required by insurance regulatory authorities, we receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves. Typically, as of the end of the third quarter of each year, our independent actuary performs an initial analysis of our reserves and provides us with a preliminary indication of what the actuary believes is the appropriate level for our recorded reserves. After year end, the independent actuary performs a much more in-depth analysis on the basis of which the actuary renders an opinion regarding the adequacy of our reserves. As part of this year end analysis, the independent actuary determines a range of reserve estimates, based on its projection methodologies, and a “select” amount within the range. If our recorded reserves are materially less than the independent actuary’s select amount, we adjust reserves so that they are near or above their select amount. This independent review of our reserves is one of the key factors that we rely on in our overall assessment of the adequacy of our reserves. To the extent that the independent actuary’s projections produce results similar to those we have developed internally, we can be reasonably assured that our assumptions and methodologies used to project ultimate losses are adequate.
      The following table provides a reconciliation, prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, of beginning and ending loss and loss adjustment expense reserve balances for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

	(Dollars in thousands)
Balance, beginning of year	$673,605	$637,494	$597,046
Less, reinsurance recoverables	(98,958)	(95,468)	(91,491)

Net balance, beginning of year	574,647	542,026	505,555
Incurred related to:
Current year	171,600	209,299	236,398
Prior years	6,186	43,443	5,630

Total incurred	177,786	252,742	242,028

Paid related to:
Current year	17,961	38,464	43,867
Prior years	142,633	181,657	161,690

Total paid	160,594	220,121	205,557

Net balance, end of year	591,839	574,647	542,026
Plus, reinsurance recoverables	101,791	98,958	95,468

Balance, end of period	$693,630	$673,605	$637,494

      During 2004, 2003, and 2002, management made adjustments to prior year reserves. These adverse adjustments totaled $6.2 million, $43.4 million, and $5.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. As a percentage of net reserves as of the beginning of the year, these adjustments were 1.1%, 8%, and 1.1%, respectively.
      During 2004, we commuted a reinsurance treaty with one of our reinsurers, Gerling Global Reinsurance Corporation of America, or Gerling. This commutation resulted in $4.4 million of prior year adverse development. In addition, the Company incurred $8.6 million of adverse development on other insurance reserves. This adverse development was caused by slower than expected closure rates on run-off claims. This adverse development was offset by $6.8 million positive prior year development on medical professional liability reserves, which was the result of favorable claim settlement patterns in our Ohio and Michigan markets.

      During 2003, the Company experienced a sharp increase in the severity of paid losses in our medical professional liability segment, which indicated a much higher trend in claims severity. As a result, actuarial projections resulted in higher ultimate severities of loss on currently existing claims related to the 1999 through 2002 accident years, which resulted in management increasing its estimate of incurred but not reported claims related to the 1999 through 2002 accident years by approximately $44.3 million in 2003.
      The unfavorable development in 2003 was primarily related to our Ohio ($16.4 million), Florida ($16.0 million) and Kentucky ($15.0 million) markets, partially offset by positive development of $7.8 million in the Michigan market. We announced, and began our exit from the Florida market in 2002 and also discontinued writing occurrence-based policies in the Ohio and Kentucky markets in 2002.
      We increased prior year loss reserves in 2002, primarily in our Ohio and Florida medical professional liability markets due to higher than anticipated severity.
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

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$341,254	$334,264	$346,455	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026	$574,647	$591,839
Cumulative net paid as of:
End of year	59,982	47,113	69,750	86,703	85,290	95,471	124,479	161,770	181,658	142,633
Two years later	93,724	89,260	134,184	152,656	146,497	182,541	236,653	293,852	295,350
Three years later	122,509	122,734	181,144	188,665	198,774	251,448	322,226	367,289
Four years later	142,127	148,000	205,824	215,426	231,748	292,766	363,871
Five years later	154,716	158,041	219,944	232,323	251,810	312,968
Six years later	160,204	165,250	227,840	243,012	262,260
Seven years later	165,133	170,750	234,429	248,282
Eight years later	169,316	175,597	238,387
Nine years later	172,854	178,206
Ten years later	175,273
Re-estimated Net Liability as of:
End of year	300,626	273,025	324,233	327,542	350,114	383,004	435,069	511,185	585,469	580,832
Two years later	251,083	259,103	302,696	314,613	334,827	373,400	449,871	538,980	590,665
Three years later	239,185	238,572	291,406	290,490	313,248	374,729	458,846	540,239
Four years later	221,973	221,226	267,788	273,982	303,540	366,818	456,519
Five years later	207,930	196,949	258,838	268,754	296,834	359,753
Six years later	187,451	192,521	254,272	266,546	291,144
Seven years later	185,398	189,708	251,718	263,160
Eight years later	184,033	188,400	249,707
Nine years later	183,996	186,948
Ten years later	182,683
Net cumulative (deficiency) redundancy	158,571	147,316	96,748	89,676	80,838	33,829	(42,565)	(34,684)	(48,639)	(6,185)
Gross liability — end of year	367,332	359,330	392,626	407,746	422,987	457,072	483,273	597,046	637,494	673,605	693,630
Reinsurance Recoverables	26,078	25,066	46,171	54,910	51,005	63,490	69,319	91,491	95,468	98,958	101,791

Net Liability — end of year	341,254	334,264	346,455	352,836	371,982	393,582	413,954	505,555	542,026	574,647	591,839

Gross re-estimated liability — latest	198,272	197,042	296,974	322,330	372,566	440,543	539,902	643,302	698,345	689,193
Re-estimated reinsurance recoverables — latest	15,589	10,094	47,267	59,170	81,422	80,790	83,383	103,063	107,680	108,361

Net re-estimated liability — latest	182,683	186,948	249,707	263,160	291,144	359,753	456,519	540,239	590,665	580,832

Gross cumulative (deficiency) redundancy	169,060	162,288	95,652	85,416	50,421	16,529	(56,629)	(46,256)	(60,851)	(15,588)

During 2004, the Gerling Global Reinsurance Corporation (Gerling) commuted their reinsurance contracts with APCapital. The transaction produced a net loss of $4.4 million on prior years reserves as a result of APCapital reassuming Gerling’s obligation for loss and LAE in return for consideration which was discounted for the time value of money. For illustrative purposes, the following cumulative (deficiency)/redundancy amounts exclude the effect of prior year development due to the Gerling commutation:
Net cumulative (deficiency) redundancy (excluding Gerling commutation)	158,571	147,316	96,748	89,676	80,838	33,854	(42,391)	(33,954)	(45,950)	(1,774)

As the above table shows, the Company experienced adverse development on its net loss and LAE reserves (excluding the effect of Gerling Global) of $1.8 million. The adverse development was the result of $8.6 million development from the Other Lines segment offset by $6.8 million from the Professional Liability segment. The Other Lines segment development was primarily caused by workers compensation reserves developing worse than expected. The Company has made a concerted effort to strengthen case reserves in 2004. However, the Company also observed a slowdown in the closing of claims with a concurrent an increase in the average paid per closed claim. For Professional Liability, the Company observed favorable development because of lower than expected paid severity, most notably in the Ohio and Michigan markets.
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
Reserve Ranges
      In an effort to better explain the inherent uncertainty in our net loss and LAE reserves, we have developed a reasonable range of estimates around the net carried reserves. Our ranges in the table below were primarily established by reviewing the various actuarial methods used to estimate net loss and LAE reserves. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies — Unpaid Losses and Loss Adjustment Expenses” for further information regarding these various actuarial methods.

	Net Loss and LAE Reserves

	Medical
	Professional	Other
	Liability	Insurance	Total

	(In thousands)
Low end of range	$493,446	$51,642	$545,088
Carried reserves	536,354	55,485	591,839
High end of range	579,262	59,452	638,714
      There are several limitations to interpreting reserve ranges which apply in this situation. The totals in the above table do not necessarily have the same probabilities as the individual ranges by segment as the segments themselves may not be independent. For example, if workers compensation medical loss costs increase at a rate greater than expected, professional liability loss costs, of which a component is the cost of medical care, may also increase. There are also macroeconomic effects that may cause professional liability loss costs to increase at a more rapid rate due to the prospect of tort reform, which likely will have little or no impact on workers’ compensation loss costs. Other macroeconomic effects which may have differing effects by segment include, but are not limited to, changes in the litigiousness of jurisdictions in which we write business, changes in unemployment rates by geographic location, the influence of legislative actions, and changes in political philosophy. As a result of these factors as well as other unknown factors, there can be no assurance that reserves will develop within these ranges.
      The likelihood of reserves emerging differently than the carried reserves diminish as you approach the low and high end of the ranges. However it is meaningful to note the potential variability in the Company’s net income before the effect of income taxes if reserves develop to either the low or high end. The following table shows the effects on pre-tax net income if the carried reserves as of December 31, 2004 actually prove to be at the low or high end of the range:

Impact on
Pre-tax Income

Low end of range	$(42,908)
High end of range	42,908

Statutory vs. GAAP Reserves
      Statutory accounting principles require reserves to be reported on a net basis, i.e., after reinsurance. GAAP requires reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, our statutory and GAAP reserves are identical, with the exception of the reserves for extended reporting endorsements, approximately $14 million, which are required to be carried as unearned premium reserves for statutory accounting purposes.
Investments
      An important component of our operating results has been the total return on invested assets. Our investment objectives are primarily to maximize current returns, and to generate long-term capital appreciation that can ultimately be converted to current income. We are pursuing these objectives, while maintaining safety of capital, with an emphasis on adequate liquidity for our insurance operations. All of our investment securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. As of December 31, 2004, all of our fixed-income investment portfolio, excluding approximately $13.7 million, or 2.1% of the total fixed-income investment portfolio, of private placement issues, was investment grade. Our fixed-income portfolio is managed by one of our subsidiaries. For additional information regarding our investment results, see Note 5 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. Other invested assets include investment real estate and investment real estate limited partnerships.
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
      An insurance company’s rating, and in particular its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. Although our rating downgrades in 2003 and 2004 may negatively affect our ability to compete in the future, the reduction of our A.M. Best rating has not had a material adverse impact on our business to date.
Segment Information
      See Note 21 of the Notes to Consolidated Financial Statements contained elsewhere in this report for information regarding our business segments. Such information is incorporated herein by reference.
Insurance Regulatory Matters
      General. Insurance companies are subject to supervision and regulation relating to numerous aspects of their business and financial condition in the states in which they transact business. The nature and extent of such regulation varies from jurisdiction to jurisdiction. Our Michigan insurance companies, for example, are subject to supervision and regulation by the Office of Financial and Insurance Services for the State of Michigan, OFIS, and other state departments of insurance. These regulators establish standards of solvency, licenses insurers and agents, establishes guidelines for investments by insurers, reviews premium rates, reviews the provisions which insurers must make for current losses and future liabilities, reviews transactions involving a change in control and requires the filing of periodic reports relating to financial condition. In addition, state regulatory examiners, including OFIS, perform periodic financial examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders.

      Our insurance subsidiaries together are licensed to write insurance in a total of 33 states and are eligible to write excess and surplus lines in 19 states. However, we currently write excess and surplus business in only 7 of the states where we are licensed or eligible. Our current focus of operations is on our existing states.
      Holding Company Regulation. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems such as ours. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit OFIS or any other relevant insurance departments to examine APCapital“s insurance subsidiaries at any time, to require disclosure of material transactions between APCapital and its insurance subsidiaries, and to require prior approval of sales or purchases of a material amount of assets and the payment of extraordinary dividends. OFIS conducted a financial examination as of December 31, 2003 of each of our three insurance subsidiaries. No adjustments were proposed as a result of the examinations.
      Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of OFIS, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with OFIS, or the statutory net income, excluding realized gains, for the period covered by such annual statement. At December 31, 2004, the amount available for payment of dividends without the prior approval of OFIS was approximately $20.6 million.
      Change of Control. The Michigan Insurance Code requires that OFIS receive prior notice of and approve a change of control for APCapital or any of its Michigan-domiciled insurance subsidiaries. The Michigan Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation, or other entity would obtain “control” of American Physicians or APCapital if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. In addition, our plan of conversion provides that no one may acquire more than 5% of the common shares outstanding of APCapital before December 13, 2005 without OFIS approval. To obtain approval for a change of control, the proposed acquirer must file an application with OFIS containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer.
      Risk-Based Capital Requirements. In addition to other state-imposed insurance laws and regulations, OFIS enforces requirements developed by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, we first determine our risk-based capital base level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our “total adjusted capital” to the base level. Our “total adjusted capital” is determined by subtracting our liabilities from our assets in accordance with rules established by OFIS. A ratio of total adjusted capital to risk-based capital of less than 2.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0.
      The ratio for our primary insurance subsidiary, American Physicians, has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to American Physicians will not increase in the future. As of December 31, 2004, American Physicians’ risk-based capital base level was $42.7 million and its total adjusted capital was $200.1 million, for a ratio of 4.7. The ratio of risk-based capital to total adjusted capital for our other two insurance subsidiaries, APSpecialty and Insurance Corporation of America, was 51.3 and 3.2 respectively, at December 31, 2004.
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
      In 2004, our insurance company subsidiaries generated certain ratios that varied from values within the NAIC’s acceptable range. The variations and reasons for the variations are set forth in the table below:

Ratios by Company	Usual Range	Value

Company: APSpecialty Insurance Corporation
Change in net writings	<33% and> -33%	999.0%	(1)

Company: Insurance Corporation of America
Change in net writings	<33% and> -33%	-99.0%	(2)
Two-year overall operating ratio	<100%	119.0%	(3)
Change in policyholders’ surplus	<50% and> -10%	-23.0%	(4)
One-year reserve development to policyholders’ surplus	<20%	90.0%	(5)
Two-year reserve development to policyholders’ surplus	<20%	147.0%	(5)

Company: American Physicians Assurance Corporation
Change in net writings	<33% or> -33%	37.0%	(6)
Two-year overall operating ratio	<100%	102.0%	(7)
Change in policyholders’ surplus	<50% and> -10%	30.0%	(8)
Two-year reserve development to policyholders’ surplus	<20%	30.0%	(9)

(1)	The increase in APSpecialty’s net premiums written is primarily the result of a 2003 novation that resulted in certain reserve and unearned premium balances being transferred to its sister companies, ICA and American Physicians. The novation, which is an outright transfer of the rights and obligations associated with the policies affected, was completed to align the Company’s major lines of business within specific insurance companies. In connection with the novation, written and earned premiums equal to the novated reserve and unearned premium balances were also transferred, which resulted in a reduction of net premiums written of $1.8 million. Without the effects of the novation, the results of this ratio would have been 24%, which is within the normal range.

(2)	This ratio is outside of the acceptable range due to discontinuing the workers compensation line beginning in 2003, as well as the additional $79.0 million in net premiums written recorded as a result of the novation described above.

(3)	ICA’s two year operating ratio is elevated because of $12.8 million adverse development reported for workers’ compensation, and is further complicated by the 2003 novation. When the balances were novated, losses equal to the reserves transferred were incurred along with an equal amount of earned premiums, which resulted in a loss ratio of 100% on a significant portion of ICA’s business recorded during 2003.

(4)	The decrease in ICA’s statutory surplus was primarily the result of an operating loss for the workers’ compensation line of business. The ratio would have been worse without the fourth quarter surplus contribution of $4.0 million from APCapital, ICA’s parent company.

(5)	The one-year and two-year reserve development to surplus ratios are outside the usual range due to the Company’s recognition of $12.8 million adverse development in workers’ compensation, particularly in the 2000 to 2002 accident years. The two year ratio is further impacted by the 2003 novation because almost all of the Company’s workers’ compensation reserves are now reported on ICA, development attributed to this line is also reported on ICA. The two year reserve development compares reserves for accident years 2002 and prior to surplus as of December 31, 2002. ICA’s December 31, 2002 surplus, which was used as the denominator in the calculation, was not proportionate to the December 31, 2002 workers’ compensation reserves, and the corresponding potential for adverse development, which was one of the primary reasons an additional $15 million of surplus was contributed to ICA in 2003. If ICA’s December 31, 2003 surplus were used as the denominator in the calculation, the resulting two-year development ratio would have been 75%, which is explained primarily by the adverse development in workers’ compensation.

(6)	The change in net writings ratio value of 37% is primarily the result of the 2003 novation discussed above, which resulted in a reduction of American Physicians net premium writings in 2003 related to novated balances of approximately $77.3 million. Had net premiums written not been reduced in 2003 as a result of the novation, the ratio would have been -13%, which is well within the NAIC’s usual range.

(7)	The two year overall operating result ratio value of 102% is primarily the result of a two year loss ratio of approximately 100%. The unusually high loss ratio is a factor of (a) adverse development on prior year loss reserves of approximately $46.4 million in 2003, and (b) a decrease in net premiums earned during 2003 of approximately $57.4 million related to the intercompany novation.

(8)	The increase in American Physicians’ statutory surplus was primarily the result of a cash surplus contribution of $25 million in January 2004 from its parent, APCapital. In addition, effective March 31, 2004, APCapital contributed all of the outstanding common stock of its subsidiary APSpecialty to American Physicians. The contribution of APSpecialty’s common stock resulted in a $20.5 million increase in American Physicians’ surplus.

(9)	The two year reserve development to surplus ratio value is outside of the usual range as a result of the significant adverse development on prior year loss reserves in 2003 related to the medical professional liability line of business.

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
      We make estimated accruals for our portion of the assessments as information becomes available.
Employees
      As of December 31, 2004, we had 169 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.
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

•	The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. Also, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, particularly on a prospective basis. The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Any such adjustments could materially and adversely affect our results of operations for the period with respect to which the adjustment is made. Due to the current volatility of losses in the medical professional liability and workers’ compensation industries, adjustments have occurred in each of the last several years, and additional adjustments may occur in the future.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from, the workers’ compensation, health and personal and commercial lines of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for unanticipated reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves on these run-off lines. Run-off lines typically have increased volatility as paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates, especially on longer-tailed lines such as workers’ compensation.

•	If we are unable to timely and effectively convert data from our New Mexico policy administration information system to the same system as used for the underwriting and claims function in our other locations, underwriting and claim controls related to our New Mexico operations may continue to operate ineffectively. As a result, errors or inaccuracies in our processing and recording of premiums, paid losses and loss adjustment expenses and case reserves may not be detected on a timely basis. Although we are taking steps to remediate these control deficiencies, there can be no assurance that we will be effective in doing so. If our remediation efforts are unsuccessful, there will continue to be a more than remote likelihood that a material misstatement in our financial statements relating to our New Mexico operation will not be detected.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	Tort reform is currently being considered in various forms by Congress. If enacted, such reform could preempt state tort reforms currently in effect in the markets in which we do business. If federal reforms are less favorable than those currently in place in our markets, such reforms could have a material adverse effect on our business.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial increases in claims frequency or severity patterns, our profitability may decline.

•	We may be unable to collect the full amount of reinsurance recoverable from PMA Capital Insurance Company and/or Converium Reinsurance (NA), Inc., as well as our other reinsurers, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	If reinsurance rates rise significantly or reinsurance from creditworthy reinsurers becomes unavailable or reinsurers are unable to pay our claims, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan, Illinois, Ohio and New Mexico leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	The passing of tort reform at a national level may have a material adverse impact on our results of operations pertaining to certain markets that currently have tort reform in place at the state level.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency that is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect our financial condition or results of operations.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	An increase in short-term interest rates will increase our debt service costs related to our variable rate long-term debt.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.
      Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Item 2.	Properties
      We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be five to ten years in length. We currently lease a total of approximately 45,000 square feet of space in

Chicago, Illinois; Louisville, Kentucky; Boca Raton, Florida; Eden Prairie, Minnesota; and Albuquerque, New Mexico. We also own various real estate investment properties as part of our investment portfolio. We have been successful subleasing the majority of our leased office space in Chicago and Eden Prairie, as that space is no longer needed as a result of our decision to exit the workers’ compensation line of business.

Item 3.	Legal Proceedings
      We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.
      On December 30, 2003 an February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints alleged violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003 regarding its operating results and the adequacy of its reserves, and each sought monetary damages in an unspecified amount. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. On June 28, 2004, the Company and the individual defendants filed a motion to dismiss the complaint. The motion was successful and the complaint was dismissed with prejudice on January 12, 2005, and no appeal was filed prior to the now expired deadline.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of shareholders during the three months ended December 31, 2004.
PART II

Item 5.	Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

	Sale Price

	High	Low

2004
October 1 — December 31, 2004	$37.99	$30.00
July 1 — September 30, 2004	31.83	22.69
April 1 — June 30, 2004	25.60	20.50
January 1 — March 31, 2004	22.22	16.60
2003
October 1 — December 31, 2003	$28.95	$15.44
July 1 — September 30, 2003	29.22	23.92
April 1 — June 30, 2003	25.79	20.59
January 1 — March 31, 2003	22.88	18.30
      We have never paid a cash dividend and currently do not intend to pay cash dividends in the future. Our ability to pay dividends may be contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.” In addition, under the documents relating to the debentures issued by APCapital, we would not be able to pay dividends during any period during which we delay, pursuant to our rights under those documents, our obligation to pay interest payments to the related trusts. See Note 9 of the Notes to Consolidated Financial Statements for further information regarding these debentures.
      As of January 31, 2005, there were 189 shareholders of record and approximately 5,400 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.
      The Company has a Stock Compensation Plan pursuant to which it grants stock options and other stock-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2004, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

Equity Compensation Plans

Number of shares
remaining available for
	Number of shares to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding shares
Plan Category	outstanding options	outstanding options	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	519,436	$18.71	94,048
Equity compensation plans not approved by shareholders:	—	—	—
      The Company may from time to time repurchase shares of its outstanding common stock. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and rules of the Nasdaq Stock Market. The timing of the purchase and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. There were no shares repurchased during the year ended December 31, 2004 as part of a publicly announced plan. The following table sets forth (a) the number of shares repurchased, (b) the average price paid per share, (c) the total number of shares purchased as part of publicly announced plans, and (d) the maximum number of shares that may yet be purchased under the plans.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased	of Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	Purchased(1)	per Share	Announced Plans	Under the Plans(2)

	(a)	(b)	(c)	(d)
For the month ended October 31, 2004	—	—	—	418,369
For the month ended November 30, 2004	—	—	—	418,369
For the month ended December 31, 2004	166,017	$32.85	—	418,369
For the three months ended December 31, 2004	166,017	$32.85	—	418,369
For the year ended December 31, 2004	166,017	$32.85	—	418,369

(1)	In December 2004, Mr. Cheeseman, the Company’s former President and Chief Executive Officer, exercised 290,614 stock options. As permitted by the Plan (see Note 17 of the Notes to Consolidated Financial Statements), Mr. Cheeseman tendered mature shares in lieu of a cash payment.

(2)	On September 11, 2003, APCapital’s Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. There is no expiration date with respect to this authorization. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439, of which, 3,197,070 have been purchased at an average price per share of $18.89.

Item 6.	Selected Financial Data
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

	For the Year Ended December 31,

	2004	2003	2002(a)	2001	2000

	(In thousands, except per share data)
Revenue:
Direct premiums written	$213,945	$256,235	$266,260	$230,765	$203,169

Net premiums written	$186,431	$224,647	$238,417	$208,779	$187,076

Net premiums earned	$200,579	$224,590	$235,551	$202,371	$180,342
Investment income	47,373	43,294	44,775	47,883	36,784
Net realized gains (losses)	1,551	2,403	(163)	(5,651)	1,164
Other income	1,177	1,104	376	546	2,428

Total revenues and other income	250,680	271,391	280,539	245,149	220,718
Losses and expenses:
Losses and loss adjustment expenses	177,786	252,742	242,028	257,848	153,518
Underwriting expenses	42,681	51,104	48,593	45,111	42,158
Investment expenses	2,460	2,940	2,515	1,788	2,978
Interest expense	1,714	1,370	373	400	716
Amortization expense	1,096	389	—	2,514	2,328
Other expenses	5,193	3,729	1,971	4,718	2,275

Total losses and expenses	230,930	312,274	295,480	312,379	203,973

Income (loss) before federal income tax (benefit) expense and minority interest and cumulative effect of a change in accounting principle	19,750	(40,883)	(14,941)	(67,230)	16,745
Federal income tax (benefit) expense	(290)	36,296	(5,529)	(23,450)	4,800

Income (loss) before minority interest and cumulative effect of a change in accounting principle	20,040	(77,179)	(9,412)	(43,780)	11,945
Minority interest in consolidated subsidiary	(10)	348	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	20,030	(76,831)	(9,412)	(43,780)	11,945
Cumulative effect of a change in accounting principle	—	—	(9,079)	—	—

Net income (loss)	$20,030	$(76,831)	$(18,491)	$(43,780)	$11,945

Net income (loss) per share — basic(b)	$2.37	$(9.02)	$(1.98)	$(3.95)	$0.07

Net income (loss) per share — diluted(b)	$2.30	$(9.02)	$(1.98)	$(3.95)	$0.07

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

(b)	The weighted average shares outstanding for the years ended December 31, 2004, 2003, 2002 and 2001, were 8,455,299, 8,520,335, 9,339,739 and 11,071,529 basic common shares, respectively. The diluted weighted average shares outstanding as of December 31, 2004 were 8,721,286. As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, no effect of awards or options were calculated as the impact would have been anti-dilutive. The weighted average shares outstanding for the period from December 13, 2000, the date of the conversion, to December 31, 2000 were 11,134,981 basic common shares and 11,260,797 common shares assuming dilution. There were no cash dividends declared during the periods presented.

	At or For the Year Ended December 31,

	2004		2003		2002		2001		2000

Balance Sheet Data:
Total cash and investments	$858,098		$834,005		$801,556		$752,508		$762,023
Total assets	1,069,899		1,063,046		1,058,918		1,038,917		977,976
Total liabilities	865,575		859,037		778,629		731,952		608,551
Total GAAP shareholders’ equity(a)	202,124		201,808		280,289		306,965		369,425
GAAP Ratios:
Loss ratio	88.6%		112.5%		102.7%		127.4%		85.1%
Underwriting expense ratio	21.3		22.8		20.6		22.3		23.4
Combined ratio	109.9		135.3		123.3		149.7		108.5
Statutory Data
Loss ratio	88.6%		112.5%		103.2%		131.1%		85.2%
Underwriting expense ratio(b)	23.8		23.3		20.9		24.3		24.7
Combined ratio	112.4		135.8		124.1		155.4		109.9
Surplus	$210,874		$150,270		$190,216		$203,069		$246,089
Ratio of statutory net premiums written to surplus	0.87	x	1.49	x	1.25	x	1.03	x	0.76	x

(a)	No dividends were paid during the periods presented.

(b)	The statutory underwriting expense ratio is calculated by dividing statutory underwriting expenses by net premiums written as opposed to the GAAP underwriting expense ratio, which uses net premiums earned as the denominator.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. When we use any of the words “will,” “should,” “likely,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed under “Item 1 — Business — Uncertainties Relating to Forward Looking Statements” and elsewhere in this report and from time to time in other reports we have filed with the Securities and Exchange Commission. The cross-referenced information is incorporated herein by reference.

Overview of APCapital’s Operations
      We are a leading provider of medical professional liability insurance coverage, writing this coverage in 13 states throughout the country, although we focus on the upper Midwest and New Mexico. This insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. Medical professional liability insurance represented 95% of our direct premiums written in 2004. In the fourth quarter of 2003, the Company began to implement plans to exit our other lines of insurance, workers’ compensation and health. We began non-renewing these other insurance policies in 2004. In late 2003 and early 2004, we received downgrades in our financial strength rating from A.M. Best. These downgrades, and their potential impact on our business, are discussed more fully in “Item 1 — Business — A.M. Best Company Rating”, which information is incorporated herein by reference.
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
      An insurance company earns investment income on what is commonly referred to as the “float.” The float is money that we hold, in the form of investments, from premiums that we have collected. Although most of these premiums will ultimately be used to make claim payments and to pay for claims adjustment expenses, the period of time that we hold the float prior to paying losses can extend over several years. The key factors that determine the amount of investment income we are able to generate are: 1) the rate of return, or yield, on the float, and 2) the amount of time we are able to hold the float.
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
      Our loss experience is a major component of our results of operations. When we receive notice of a claim that is covered under a policy we have issued, our claims adjusters establish a reserve for the expected cost to settle the claim, including estimates of any related legal or other expenses associated with resolving the claim. These reserves are referred to as “case basis” reserves. In addition, at the end of each reporting period, certain losses will have occurred that have not been reported to us. Accordingly, we establish reserves for such incurred but not reported, or IBNR, losses and related loss adjustment expenses. Our incurred loss and loss adjustment expenses represent any payments made to settle losses, including related loss adjustment expense payments, as well as any change in our case basis and IBNR reserves.
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
      The rising cost of medical professional liability insurance has been prominent in the media in recent years. Several factors have contributed to the recent premium rate increases such as an increase in paid losses, decreased investment income due to lower prevailing interest rates, reduced competition and increased reinsurance rates.
      The most significant factor contributing to the increase in medical professional liability premiums in recent years is the increase in average paid loss severity. To combat rising loss costs, we have initiated several actions including:

•	Exited unprofitable markets such as Florida and Nevada;

•	Ceased writing occurrence-based policies in all markets with the exception of Michigan, Indiana and New Mexico;

•	Discontinued writing certain high-risk specialties;

•	Implemented on-site risk management assessments on all new business in Ohio, Kentucky and Illinois;

•	Implemented a unique communication skills assessment in targeted markets; and

•	Reduced policy limits.
      Tort reform is another factor that affects our business. Tort reform encompasses a variety of subject matters; however, the one most critical to the medical professional liability insurance market is limits on non-economic damages and punitive damages. Historically, tort reform has occurred on a state by state basis. Accordingly, losses can vary dramatically by state depending on the level of tort reform the state has enacted. We monitor state tort reform closely and evaluate any changes for impacts on our current business strategies and estimated loss reserves. Tort reform is currently being considered in various forms by Congress. If enacted, such reform could preempt state tort reforms currently in effect in the markets in which we do business. If federal reforms are less favorable than those currently in place in our markets, such reforms could have a material adverse effect on our business.
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
      As with other types of property and casualty insurance, medical professional liability insurance policies are subject to policy limits. The limits of liability purchased by our medical professional liability policyholders differ by state. In Michigan and New Mexico, the most common limits purchased are $200,000 of coverage per claim and $600,000 of aggregate coverage per year. In all other states in which we write business, the most common policy limits purchased are $1 million/$3 million, and we write no policies with limits in excess of $2 million/$4 million.
Important Agency Relationship
      The principal agency through which we write medical professional liability insurance is SCW Agency Group, Inc. and its wholly owned subsidiaries, collectively referred to as SCW. SCW is principally owned by William B. Cheeseman, our former president and chief executive officer and director. Mr. Cheeseman received no cash or other compensation, dividends or other distribution from SCW while he was employed by the Company. His only benefit from his ownership interest in SCW while he was an employee of the Company was the potential appreciation of his investment in SCW. If SCW increases the amount of business it writes for us, SCW will earn more commission revenue from us. To the extent the increase in commission revenue we pay SCW increases SCW’s profits, Mr. Cheeseman’s ownership interest may appreciate. Following his retirement from APCapital on December 31, 2003, Mr. Cheeseman took a more active role in SCW as an employee of that company. Mr. Cheeseman ceased to be a director of APCapital following its 2004 annual meeting of shareholders.
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
      Commissions SCW receives on premiums it writes for APCapital’s insurance subsidiaries typically account for 65% to 75% of its revenues. Direct premiums written for us by SCW during 2004, 2003 and 2002 totaled $74,372,000, $75,270,000, and $70,810,000, respectively, representing 34.8%, 29.4%, and 26.6% of the Company’s direct premiums written during such years. Commission expense we incurred related to SCW approximated $5,776,000, $5,962,000, and $5,560,000 in 2004, 2003 and 2002, respectively.
      Based on financial information made available to us, we estimate SCW’s net profits on the commission revenue earned from us in 2004 to be approximately $1.2 million. We have not attempted to independently audit or verify the information SCW has furnished, although we have no reason to believe it is inaccurate. For purposes of this disclosure, we have estimated the net profits that SCW earned on the revenue received from us by calculating the profit percentage that SCW’s net profits bears to its total revenue in 2004 and applying that percentage to the revenue earned from us.
      Prior to Mr. Cheeseman’s retirement, there were various safeguards to protect the Company from actual or potential conflicts of interest arising from this relationship. Mr. Cheeseman was prohibited from acting as a director, officer or employee of SCW and, pursuant to Company policy, did not participate in day-to-day discussions between the Company and SCW or in decisions about whether to underwrite business proposed to be written by SCW prior to his retirement. Moreover, we applied and continue to apply the same underwriting rating rules to business written by SCW as we apply to business written by other agencies. These underwriting rating rules are generally filed with the regulatory agencies in the various states in which we do business and are established solely by the Company in order to control the quality of business submitted by all agents, including SCW. We also monitor our loss experience on the business written by our agents, including SCW.
      In January 2004, we completed a new 5-year contract with SCW. The agreement provides for American Physicians to continue to be the exclusive medical professional liability carrier SCW represents in the state of Michigan, subject to limited exceptions, such as a downgrade of our A.M. Best rating. However, we continue to have the right to appoint other agents. SCW may continue to represent other insurance companies in states other than Michigan. The contract provides for SCW to be paid commissions consistent with the marketplace. The terms of the new agency agreement were determined by negotiations between our management staff and SCW’s management, and under the review of independent consultants, and ultimately approved by our board of directors. In rendering its approval, the board of directors considered the fairness of the agreed rates and determined that they were fair to the Company based on an evaluation of market rates and agreements between the Company and its other agents, among other considerations.
Significant Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements and related Notes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s earnings in the period those estimates changed. The following policies are those we believe to be the most sensitive to estimates and judgments. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Such information is incorporated herein by reference.

Unpaid Losses and Loss Adjustment Expenses
      Our Consolidated Financial Statements include estimated reserves for unpaid losses and loss adjustment expenses related to our various insurance lines of business. We have a team of actuaries on our staff that analyzes and develops projections of ultimate payments that will be made to settle all losses incurred as of each balance sheet date, and the related loss adjustment expenses. Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information and claim count, as well as industry data. These projections are done using the Company’s data, including the number of claims reported and paid, and the average severity of reported and paid claims, as well as industry data. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. A key projection used in the actuarial estimation of ultimate losses takes an average payment (severity) times a projected total number of claims (frequency). Accordingly, any changes in the frequency or severity of claims reported to us can have a significant impact on actuarial estimates of ultimate losses and recorded reserves. Based on these quantitative as well as other qualitative factors, such as a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and the current reserving practices of the Company’s claims department, we select a “best estimate” of ultimate future losses, and then record this best estimate in the Company’s Consolidated Financial Statements. As required by insurance regulatory authorities, we receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves.
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
      It often takes several years for medical professional liability claims to be resolved, three to six years on average from the time the loss is reported. As a result, the ultimate payment can be difficult to project due to changes in legal and other economic environmental factors during the intervening period. In addition, changes in the Company’s current case reserving philosophy can introduce additional uncertainty into the actuarial estimation process, as a strengthening of case reserves results in higher reported losses, which increases the average severity of claims used in actuarial projections. Therefore, careful consideration must be made when evaluating the strengthening of case reserves to ensure that the impact on ultimate projected losses is not under or overstated.
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
      In late 2004, we started the liquidation of our equity securities portfolio. At December 31, 2004, we had approximately $1.2 million of non-affiliated private placement equity securities remaining in our portfolio. These equity securities were carried at market value, as determined by management, with the assistance of the Company’s third-party equity investment manager. This market value is an approximation of the net realizable value of the equity securities in light of management’s intent to sell the securities in 2005.
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
      We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered to be other than temporarily impaired, or OTTI, are written down to their estimated net realizable value as of the end of the period in which the OTTI was noted. Subsequent recoveries in the fair value of impaired securities are not reported in income, but rather as unrealized gains, net of tax, in comprehensive income. Inherent in our evaluation of a particular security are assumptions and estimates about the operations of the issuer, and its future liquidity and earnings potential. Some of the factors considered in evaluating whether a decline in market value is other than temporary are:

•	Our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

•	The recoverability of principal and interest related to the security;

•	The duration and extent to which the fair value has been less than cost for equity securities, or amortized cost for fixed maturity securities;

•	The financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions; and

•	The specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity.
      The following table shows the aging of unrealized losses included in our investment portfolio as of December 31, 2004:

Security Type	<3 Months	3-6 Months	6-9 Months	9-12 Months	>12 Months

	(In thousands)
Fixed maturity	$(226)	$(65)	$(29)	$—	$—

Total	$(226)	$(65)	$(29)	$—	$—

      During the year ended December 31, 2004, we recorded losses of $489,000 related to various stocks whose decline was deemed to be other than temporary based on their anticipated liquidation, as well as $1,050,000 impairment losses on real estate. During 2004, we sold investment real estate for which $500,000 of impairment losses had previously been recorded. During the year ended December 31, 2003, we recorded an impairment charge of $1.3 million on enhanced equipment trust certificates that were issued by Delta Airlines. During the year ended December 31, 2002, we recorded an impairment charge of $520,000 related to bonds issued by Frontier Corporation, a subsidiary of Global Crossings. These bonds were converted into Global Crossings common stock in December 2003, and sold by us in 2004.
      During 2004 we recorded gross realized losses on the sale of investment securities and investment real estate of approximately $5.2 million. Approximately $1.6 million of this loss was realized on the sale of investment real estate. As a result of our desire to divest our real estate holdings, and thereby reduce our risk related to fluctuations in the real estate market, we were willing to accept a lower offer on the properties, which ultimately resulted in the recorded loss. The remaining loss of approximately $3.6 million relates to fixed-maturity securities, $1.4 million, and equity securities, $2.2 million. The realized loss on our equity securities was primarily the result of the unusually high turnover in our equity portfolio during 2004, which resulted in numerous sales that generated small dollar losses. The losses on our fixed maturity portfolio were primarily related to certain securities that we held, which had a rate of interest that was inversely related to the London Interbank Offered Rate. These securities were maintained as part of our overall interest rate risk management program in the event that interest rates began to decline. However, interest rates have risen since we acquired the securities, and they were no longer deemed necessary. In light of the rise in interest rates, the market value of the bonds had declined, which resulted in the loss upon the sale.
      In addition to the divestiture of investment real estate properties, we also made other changes in our investment portfolio during 2004 with the intent of reducing our exposure to credit and interest rate risk. These changes included liquidating our high-yield bond portfolio and other non-investment grade -fixed maturity securities, as well as the start of the liquidation of our equity portfolio in the fourth quarter of 2004.
      For further information regarding our investments, including the maturity distribution of fixed-maturity securities and unrealized holding gains and losses, see Note 5 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Reserve for Extended Reporting Period Claims
      A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement (“DDR”) insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2004 and 2003, our recorded DDR reserves were $14.0 million, which includes a discount related to the present value calculation of approximately $5.9 million.

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
      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2004, we have not recorded an allowance for any potentially uncollectible amounts. However, we are closely monitoring the cash flows and financial condition of PMA Capital Insurance Company and Converium Reinsurance (NA), Inc. in light of announcements made by those companies during 2004. At December 31, 2004, we had reinsurance recoverables, including pre-paid reinsurance premiums, from PMA Capital and Converium of approximately $2.5 million and $1.5 million, respectively.
      In May 2004, we commuted our ceded reinsurance treaties with Gerling. We recognized the $13.5 million received from Gerling as reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) in the current year. We also eliminated our reinsurance recoverable from Gerling (thereby increasing losses and loss adjustment expenses incurred) to recognize the effect of releasing Gerling from its obligations under the treaties. The net effect of the commutation was an increase in losses and loss adjustment expenses of $4.4 million, partially offset by an $837,000 increase in net premiums earned.

Income Taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recorded for differences that create deductible temporary differences and loss and credit carryforwards, and deferred tax liabilities are recorded for differences that create taxable temporary differences. Deductible temporary differences occur when the recognition of an expense for tax purposes is deferred or revenue accelerated. Taxable temporary differences represent expenses that have been accelerated for tax purposes or revenues that have been deferred. Future realization of the tax benefit of an existing deductible temporary differences or carryforwards ultimately depends on the availability of sufficient taxable income within the appropriate period. The relevant accounting guidance identifies four sources of taxable income that may be available to realize the tax benefit of deductible temporary differences and carryforwards:

•	Future reversals of existing taxable temporary differences (i.e., deferred tax liabilities);

•	Taxable income available in available carryback years;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.
      In making our assessment of the future realization of deferred tax assets, we considered all of the above sources of future taxable income. Our taxable losses in 2003, 2002 and 2001 mean that there is no taxable income available in the carryback years. We do not currently have any viable tax planning strategies. However, unrealized gains related to our investment portfolio and other taxable temporary differences do create a source of future taxable income that we have considered in our realization assessment. Future taxable income exclusive of reversing temporary difference and carryforwards is the most subjective of the available sources of taxable income as it is based on future earnings projections. These subjective projections of future taxable income must be weighed against the objective evidence of our recent history of losses. The net income that we reported in 2004 is a positive factor indicating the availability of future taxable income; however, we do not believe that it is sufficient to overcome the negative evidence presented by our losses in 2003, 2002 or 2001. Accordingly, at December 31, 2004, we maintained a 100% valuation allowance.
      We will continue to weigh the evidence concerning the availability of future taxable income as of the end of each quarter. If we continue to report net income in 2005, we believe that there is a strong likelihood that the weight of the positive evidence concerning the availability of future taxable income will exceed the negative evidence presented by our losses in 2003, 2002 and 2001, and that the valuation allowance may be reduced or eliminated in the period when such a conclusion is reached. With the exception of the initial recognition, by the reduction or elimination of the valuation allowance, of certain tax benefits that are credited or charged directly to accumulated other comprehensive income or other shareholders’ equity accounts, the reduction or the elimination of the valuation allowance will be reported in the period of reversal as a federal income tax benefit and included in net income, which will have a positive impact on our effective tax rate.
      Changes in the valuation allowance during 2004 were allocated in the accompanying Consolidated Financial Statements to federal income taxes (a component of net income), other comprehensive income, or other components of shareholders’ equity, depending on the nature of the deferred item that gave rise to the change. The establishment of the valuation allowance in 2003 was all recorded as federal income tax expense in the accompanying Consolidated Statements of Income, included elsewhere in this report. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the deferred tax valuation allowance and its impact on our financial condition and results of operations. Such information is incorporated herein by reference.

Deferred Policy Acquisition Costs
      Deferred policy acquisition costs, or DAC, are those costs that vary with and are primarily related to the production of new, or renewal, business and include such costs as commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC, that is, the DAC must be recoverable. In evaluating the recoverability of DAC, we have made certain assumptions regarding future costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income in determining the recoverability of DAC, which requires certain assumptions regarding the timing of payments of future loss and loss adjustment expenses, as well as the yield on our investment portfolio. Based on our analysis as of December 31, 2004, the DAC carried on the Consolidated Balance Sheets, included elsewhere in this report, of $8.1 million, was deemed to be fully recoverable. However, during 2004, we wrote-off approximately $300,000 of DAC associated with our other insurance lines as it was deemed to not be recoverable. While we believe that our assumptions and estimates related to the recoverability of DAC are reasonable, historically, our accident year loss ratios have developed unfavorably. In the event that future unfavorable adjustments to loss reserves occur, the likelihood of our being able to recover these deferred costs will diminish, and the possibility of a write-off of a portion or all of our DAC in future periods will increase.

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

Underwriting Expense Ratio
      This ratio compares our expenses to obtain new business and renew existing business, plus normal operating expenses, to our net premiums earned. The ratio is used to measure how efficient we are at obtaining business and operating the insurance segments. The lower the percentage, the more efficient we are, all else being equal. Sometimes, however, a higher underwriting expense ratio can result in better business as more rigorous risk management and underwriting procedures may result in the non-renewal of higher risk accounts, which can in turn improve our loss ratio, and overall profitability.

Combined Ratio
      This ratio equals the sum of our loss ratio and underwriting expense ratio. The lower the percentage, the more profitable our insurance business is. This ratio excludes the effects of investment income.
      The statutory ratios will differ from GAAP ratios as a result of differences in accounting between the statutory basis of accounting and GAAP. Additionally, the denominator for the underwriting expense ratio for GAAP is net premiums earned, compared to net premiums written for the statutory underwriting expense ratio.

Results of Operations

Consolidated Results of Operations
      The following table sets forth our results of operations for the years ended December 31, 2004, 2003 and 2002 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

				Percentage			Percentage
	2004	2003	Change	Change	2002	Change	Change

	(Dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$173,835	$158,777	$15,058	9.5%	$148,646	$10,131	6.8%
Other insurance lines	26,744	65,813	(39,069)	-59.4%	86,905	(21,092)	-24.3%

Total net premiums earned	200,579	224,590	(24,011)	-10.7%	235,551	(10,961)	-4.7%

Investment income	47,373	43,294	4,079	9.4%	44,775	(1,481)	-3.3%
Net realized gains (losses)	1,551	2,403	(852)	35.5%	(163)	2,566	1,574.2%
Other income	1,177	1,104	73	6.6%	376	728	193.6%

Total revenues and other income	250,680	271,391	(20,711)	-7.6%	280,539	(9,148)	-3.3%

Losses and loss adjustment expenses	177,786	252,742	(74,956)	-29.7%	242,028	10,714	4.4%
Underwriting expenses	42,681	51,104	(8,423)	-16.5%	48,593	2,511	5.2%
Investment expenses	2,460	2,940	(480)	-16.3%	3,091	(151)	-4.9%
Interest expense	1,714	1,370	344	25.1%	373	997	267.3%
Amortization expense	1,096	389	707	181.7%	—	389
General and administrative expenses	3,918	2,921	997	34.1%	1,395	1,526	109.4%
Other expenses	1,275	808	467	57.8%	—	808

Total expenses	230,930	312,274	(81,344)	-26.0%	295,480	16,794	5.7%

Income (loss) before federal income taxes, minority interest and cumulative effect of a change in accounting principle	19,750	(40,883)	60,633	148.3%	(14,941)	(25,942)	-173.6%
Federal income tax (benefit) expense	(290)	36,296	(36,586)	100.8%	(5,529)	41,825	756.5%

Income (loss) before minority interest and cumulative effect of a change in accounting principle	20,040	(77,179)	97,219	126.0%	(9,412)	(67,767)	-720.0%
Minority interest in net (income) loss of consolidated subsidiary	(10)	348	(358)	102.9%	—	348

Income (loss) before cumulative effect of a change in accounting principle	20,030	(76,831)	96,861	126.1%	(9,412)	(67,419)	-716.3%
Cumulative effect of a change in accounting principle	—	—	—		(9,079)	9,079

Net income (loss)	$20,030	$(76,831)	$96,861	126.1%	$(18,491)	$(58,340)	-315.5%

Loss ratio	88.6%	112.5%	-23.9%		102.7%	9.8%
Underwriting ratio	21.3%	22.8%	-1.5%		20.6%	2.2%
Combined ratio	109.9%	135.3%	-25.4%		123.3%	12.0%
      2004 Compared to 2003. The net income reported for 2004 was primarily attributable to the continued improvements in the underwriting performance (i.e. underwriting gain) of our medical professional liability segment combined with increased investment income over the prior year. Partially offsetting these positive factors were increases in the underwriting losses of the other insurance lines segment, which were primarily attributable to the run-off of the workers’ compensation and health lines of insurance, and increases in general and administrative expenses. The net loss reported in 2003 was the result of the unfavorable development on prior year loss reserves, primarily related to our medical professional liability segment, and an increase in paid loss severity noted during the third quarter, particularly in our Florida, Ohio and Kentucky markets. We also established the deferred tax valuation allowance of $49.9 million in the third quarter of 2003, as we determined at that time there was not adequate support regarding the availability of future taxable income based on our recent loss history. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced, or eliminated, based on the availability of future taxable income, which will create a federal income tax benefit in the period of reversal.
      Net premiums earned decreased during 2004, as compared to 2003, primarily as a result of our exit from the other insurance lines of business, which we announced in the fourth quarter of 2003. These decreases were partially offset by the effect of premium rate increases in our medical professional liability line of business and an $837,000 increase in net premiums earned related to the commutation of our reinsurance treaties with Gerling. We anticipate that net premiums earned will continue to remain at lower levels than in previous years for the near future as we complete our exit from the other insurance lines. However, we believe that rate increases related to our medical professional liability line will eventually offset the decrease in net premiums earned from the exit of these lines.
      The increase in investment income was the result of strong returns on our collateralized-mortgage obligations and high-yield bond portfolios during the first part of the year, one-time call premiums of $1.5 million and a decrease in the percentage of our investment portfolio allocated to short-term investments. The yield on our investment portfolio was 5.93% for 2004 compared to 5.55% for 2003.
      During 2004, we liquidated our $50 million high-yield bond investment portfolio for a pre-tax gain of $1.6 million. In addition, we liquidated the majority of our other non-investment grade securities for a pre-tax gain of $2.6 million. The liquidation of our high-yield bonds and other non-investment grade securities has reduced the overall risk level associated with our investment portfolio, but is likely to decrease future investment income as we reinvest in lower-risk, lower-yielding securities. Offsetting the above-mentioned gains was a $2.5 million charge for the write-off of capitalized software costs associated with an information system project involving a computer system to administer medical professional liability policies and claims and a pre-tax realized loss on the sale of investment real estate of $1.6 million. The information system project, which began in the fall of 2002, was not producing the anticipated results and management decided to discontinue the project. In addition, we recorded a $1,050,000 impairment charge related to other investment real estate properties.
      Incurred loss and loss adjustment expenses were $177.8 million in 2004, a decrease of $75 million compared to 2003. This decrease was the result of the $43.4 million of unfavorable development on prior year loss reserves recorded in 2003. Prior year unfavorable loss reserve development in 2004 was $6.2 million, which consists of unfavorable development related to the other insurance line of business, and a $4.4 million increase in incurred losses from the commutation of our reinsurance treaties with Gerling in 2004, partially offset by favorable development on the medical professional liability line of business. The Gerling commutation is more fully described in Note 10 of the Notes to Consolidated Financial Statements. The consolidated calendar year loss ratio for the 2004 year was 88.6%, consisting of 3.0% on prior accident years and 85.6% on the current accident year. In 2003, the current year accident loss ratio was 93.2%, with a prior year loss ratio of 19.3%, for a total calendar year loss ratio of 112.5%. Our incurred loss and loss adjustment expenses are analyzed more fully in the discussions of our individual operating segment results.
      Underwriting expenses were $42.7 million for the year ended December 31, 2004, a decrease of $8.4 million from 2003. This decrease was the result of our lower premium volume, which lowered the corresponding commission and premium tax expense. In addition, we downsized the non-operational support staff in our home office during the first half of 2004. In total, we eliminated approximately 20 positions with severances totaling approximately $1.5 million during the year ended December 31, 2004. These 20 positions represent annual salary and employee benefit costs of approximately $1.4 million.
      Investment expenses were $2.5 million for the year ended December 31, 2004, a decrease of $480,000 from the same period of 2003. This decrease is primarily related to the liquidation of our high-yield portfolio during the first half of 2004 and the sale of some of our investment real estate.

      The increase in amortization expense during 2004 relates to an intangible asset arising from a two-year covenant not to compete with the Company’s former CEO and President upon his retirement effective December 31, 2003. See Note 4 of the Notes to Consolidated Financial Statements for further information regarding intangible assets. Such information is incorporated herein by reference.
      General and administrative expenses increased $1.0 million during 2004, primarily due to increased legal, audit and other professional fees incurred as a result of actions taken to comply with the Sarbanes-Oxley Act and related SEC requirements and the exploration of strategic alternatives by the Board of Directors. We anticipate general and administrative expenses to decrease in 2005 to levels below those incurred in 2004, but not as low as previously experienced in prior years as the Company will continue to incur costs associated with ongoing Sarbanes-Oxley compliance.
      Other expenses for 2004 consist of contract termination costs incurred in connection with the sub-lease of approximately 10,000 square feet of office space in Chicago. During 2003, we incurred restructuring expenses related to employee separation costs as a result of terminations in connection with our exit from the other insurance segment. As we continue our exit from our other insurance lines in 2005 and beyond, we anticipate incurring approximately $89,000 of additional employee separation costs in future periods.
      The decrease in federal income tax expense in 2004 was the result of the establishment of the deferred tax valuation allowance in 2003. Once we have re-established a pattern of profitability, and can demonstrate the availability of future taxable income, the deferred tax valuation allowance may be reduced, which will create a federal income tax benefit in the period of reduction.
      2003 Compared to 2002. The net loss reported for 2003 was primarily attributable to unfavorable development on prior year loss reserves of $43.4 million and the establishment of a deferred tax valuation allowance of $50.6 million. The unfavorable development on prior year loss reserves was primarily related to our medical professional liability segment, and was the result of an increase in paid loss severity noted during the third quarter, particularly in our Florida, Ohio and Kentucky markets. We also established the deferred tax valuation allowance in the third quarter of 2003. Our net loss in 2002 was primarily the result of a $55.1 million underwriting loss, and a $9.1 million charge, net of tax, for the write-off of goodwill, which was recorded as a cumulative effect of a change in accounting principle, partially offset by $44.8 million of investment income.
      Net premiums earned decreased during 2003, as compared to 2002, primarily as a result of the restructuring of our workers’ compensation book of business that began in 2002. In the fourth quarter of 2003, we announced our intention to exit the workers’ compensation and health insurance lines of business.
      The yield on our investment portfolio was 5.55% for 2003 compared to 5.98% for 2002. The lower yield in 2003 was the result of a general decline in interest rates combined with a higher cash balance during the first part of the year, which produces a significantly lower yield than longer-term more productive assets. We delayed investing a portion of the cash flow generated during the first half of 2003 due to the very low interest rate environment and our reluctance to lock-in longer-term interest rates at prevailing levels. In addition, we recorded a $1.8 million loss on one of our real estate limited partnerships that was accounted for on the equity method.
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
      Underwriting expenses increased during 2003 as a result of increased salary and employee relation costs, amortization of our deferred policy acquisition costs, and the inclusion of Physicians Insurance Company, PIC, in our consolidated results during 2003. PIC was a start up medical professional liability insurance company in Florida in which we had a 49% ownership interest during 2003. For more information regarding PIC, see Note 1 — Minority Interests of the Notes to Consolidated Financial Statements.
      The increase in interest expense during 2003 was the result of the issuance of $30.9 million of debentures in May of 2003.
      Amortization expense during 2003 relates to a definite-lived intangible asset acquired in connection with our investment in PIC.
      Our general and administrative expenses increased during 2003 primarily as a result of increased legal, audit, and other professional fees pertaining to compliance with the new Sarbanes-Oxley legislation, and related SEC rules, and legal and investment banking fees incurred in the fourth quarter pursuant to the Board of Directors’ evaluation of strategic alternatives to maximize shareholder value after the loss reported in the third quarter.
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

Medical Professional Liability Insurance Operations
      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our medical professional liability insurance operations for the years ended December 31, 2004, 2003 and 2002.

				Percentage			Percentage
	2004	2003	Change	Change	2002	Change	Change

	(Dollars in thousands)
Direct premiums written:
Michigan	$59,903	$54,629	$5,274	9.7%	$50,077	$4,552	9.1%
Illinois	55,439	54,108	1,331	2.5%	35,429	18,679	52.7%
Ohio	35,861	35,793	68	0.2%	33,731	2,062	6.1%
New Mexico	20,534	16,268	4,266	26.2%	11,448	4,820	42.1%
Kentucky	13,877	15,747	(1,870)	-11.9%	15,742	5	0.0%
Florida	959	6,882	(5,923)	-86.1%	23,637	(16,755)	-70.9%
Florida — PIC	7,805	3,801	4,004	105.3%	—	3,801
Nevada	3,686	4,833	(1,147)	-23.7%	4,595	238	5.2%
Other	4,970	3,681	1,289	35.0%	2,594	1,087	41.9%

Total	$203,034	$195,742	$7,292	3.7%	$177,253	$18,489	10.4%

Net premiums written	$175,042	$164,157	$10,885	6.6%	$154,583	$9,574	6.2%

Net premiums earned	$173,835	$158,777	$15,058	9.5%	$148,646	$10,131	6.8%
Incurred loss and loss adjustment expenses:
Current accident year losses	148,230	153,180	(4,950)	-3.2%	157,750	(4,570)	-2.9%
Gerling Global commutation	4,139	—	4,139		—	—
Prior year losses	(6,850)	44,250	(51,100)	-115.5%	4,500	39,750	883.3%

Total	145,519	197,430	(51,911)	-26.3%	162,250	35,180	21.7%
Underwriting expenses	35,320	31,315	4,005	12.8%	27,157	4,158	15.3%

Underwriting loss	$(7,004)	$(69,968)	$62,964	-90.0%	$(40,761)	$(29,207)	71.7%

Income (loss) before federal income taxes, minority interest and cumulative effect of a change in accounting principle	$36,472	$(33,821)	$68,632	-202.9%	$(5,219)	$(28,602)	548.0%

Loss ratio:
Accident year	85.3%	96.5%	-11.2%		106.1%	-9.6%
Gerling Global commutation	2.4%	0.0%	2.4%		0.0%	0.0%
Prior years	-4.0%	27.8%	-31.8%		3.1%	24.7%

Calendar year	83.7%	124.3%	-40.6%		109.2%	15.1%
Underwriting expense ratio	20.3%	19.7%	0.6%		18.3%	1.4%
Combined ratio	104.0%	144.0%	-40.0%		127.5%	16.5%
      2004 Compared to 2003. Direct premiums written for the medical professional liability segment increased in 2004 as we continued to implement rate increases in all markets and increased our market share in New Mexico. This was partially offset by our reduced exposure in the Florida market, the discontinuance of Ohio and Kentucky occurrence-based policies and reduced policies in force in Illinois. Our physician policy count at December 31, 2004 has decreased approximately 8.8% from December 31, 2003. This decline was the result of increased price competition in selected markets and strict underwriting standards. We remain committed to applying strict underwriting standards and adequate pricing. The average premium per policy in-force has increased from approximately $16,300 at December 31, 2003 to approximately $18,500 at

December 31, 2004, an increase of 13.5%. Although we began our exit from the Florida market in December 2002 and our premiums written in that state have declined significantly, we continue to have direct premiums written in that state as a result of installment premiums on extended reporting coverage, which we were required by Florida State law to offer insureds as we non-renewed their policies. The premiums for these policies may be paid in annual installments, not to exceed three years. Accordingly, with the exception of premiums related to PIC, we should not have any premium writings in Florida after 2005. Direct premiums written by PIC in the state of Florida increased $4.0 million during 2004 to $7.8 million compared to 2003. Our investment in, and consolidation of PIC is more fully described in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference
      We believe that the current pricing environment for medical professional liability insurance is favorable. We expect medical professional liability direct premiums written to increase moderately in the future as the Company is granted additional rate increases by regulatory authorities. However, we anticipate that rate increases in 2005 may not be as significant as those granted in prior years.
      Our net premiums written and earned during 2004 increased a greater percentage than direct premiums written as effective January 1, 2004 we began retaining a 30% participation in our primary excess of loss reinsurance layer. This increase in net written premiums also resulted in the larger percentage increase in net earned premiums. Effective January 1, 2005, we will only have one excess of loss reinsurance treaty. This treaty will provide $1.5 million of coverage on losses in excess of $500,000, except in Michigan where we will retain the first $1 million of exposure. Our participation in the treaty will be 20% during 2005. We do not anticipate that these changes will have a material impact on either premiums or losses in 2005.
      The decrease in incurred loss and loss adjustment expenses was primarily the result of $44.3 million of adverse development on prior year loss and loss adjustment expense reserves recorded in 2003, and $2.7 million of favorable development in 2004. The favorable development in 2004 was due to lower than expected paid severity, most notably in the Ohio and Michigan markets. These developments are discussed more fully under “Item 1 — Business — Loss and Loss Adjustment Expense Reserves.” The cross-referenced information is incorporated herein by reference.
      The loss ratio, on an accident year basis, was 85.3% for the year ended December 31, 2004 compared to 96.5% for the year ended December 31, 2003. The decrease in the accident year loss ratio was primarily the result of rate increases in all markets, exiting Florida and certain occurrence-based markets and stricter underwriting standards,
      The increase in underwriting expenses is attributable to the higher direct written premiums, the payment of severance costs relating to a reduction in headcount, and an increase in professional service costs relating to our initial internal controls audit required by the Sarbanes-Oxley Act and related SEC rules.
      2003 Compared to 2002. Direct premiums written for the medical professional liability segment increased in 2003 primarily as a result of rate increases in virtually all markets, partially offset by our non-renewal of policies in our Florida market. Our insured physician count at December 31, 2003 has decreased approximately 12% from December 31, 2002 due to our exit from the Florida market, the discontinuance of Ohio and Kentucky occurrence-based policies and the elimination of poor risks in other markets. The average premium per policy in-force has increased from approximately $13,400 at December 31, 2002 to approximately $16,300 at December 31, 2003, an increase of 21.6%. The decrease in direct premiums written in Florida, as a result of the non-renewal of policies in that state was partially offset by direct premiums written of approximately $3.8 million by PIC. during 2003.
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

      The loss ratio, on an accident year basis, was 96.5% for the year ended December 31, 2003 compared to 106.1% for the year ended December 31, 2002. The decrease in the accident year loss ratio was primarily the result of rate increases in all markets.
      The increase in underwriting expenses was the result of increased salaries and employee relations costs as we added to our claims and underwriting personnel. In addition, higher premium volumes resulted in increased commissions and premium taxes.

Other Insurance Lines Operations
      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our other insurance lines operations for the years ended December 31, 2004, 2003 and 2002.

				Percentage			Percentage
	2004	2003	Change	Change	2002	Change	Change

	(Dollars in thousands)
Direct premiums written	$10,911	$60,494	$(49,583)	-82.0%	$88,627	$(28,133)	-31.7%

Net premiums written	$11,389	$60,490	$(49,101)	-81.2%	$84,266	$(23,776)	-28.2%

Net premiums earned	$26,744	$65,813	$(39,069)	-59.4%	$86,905	$(21,092)	-24.3%
Incurred loss and loss adjustment expenses:
Current accident year losses	23,371	56,119	(32,748)	-58.4%	79,778	(23,659)	-29.7%
Gerling Global commutation	271	—	271		—	—
Prior year losses	8,625	(807)	9,432	-1168.8%	—	(807)

Total	32,267	55,312	(23,045)	-41.7%	79,778	(24,466)	-30.7%
Underwriting expenses	7,361	19,789	(12,428)	-62.8%	21,436	(1,647)	-7.7%

Underwriting loss	$(12,884)	$(9,288)	$(3,596)	38.7%	$(14,309)	$5,021	-35.1%

Loss before federal income taxes, minority interest and cumulative effect of a change in accounting principle	$(9,374)	$(3,706)	$(5,668)	152.9%	$(8,705)	$4,999	-57.4%

Loss ratio:
Accident year	87.4%	85.3%	2.1%		91.8%	-6.5%
Gerling Global commutation	1.0%	0.0%	1.0%		0.0%	0.0%
Prior years	32.3%	-1.3%	33.6%		0.0%	-1.3%

Calendar year	120.7%	84.0%	36.7%		91.8%	-7.8%
Underwriting expense ratio	27.5%	30.1%	-2.6%		24.7%	5.4%
Combined ratio	148.2%	114.1%	34.1%		116.5%	-2.4%
      2004 Compared to 2003. The direct premiums written for other insurance lines decreased during 2004 as we continue our exit from the workers’ compensation and health lines of business. We non-renewed all workers’ compensation policies as of their anniversary date in 2004 and began non-renewing health policies effective July 1, 2004. The number of covered lives on our health business has continued to decrease throughout 2004 to 2,596 as of December 31, 2004, compared to 6,554 at December 31, 2003. We expect to complete the non-renewal of all other policies by the end of the third quarter of 2005.
      The decreases in net premiums written were relatively consistent with the decreases in direct premiums written. Net premiums earned, however, did not decrease as much as direct and net premiums written, as premiums associated with workers’ compensation policies written in 2003 continue to be earned in 2004. At December 31, 2004, approximately $1.1 million of net unearned premium related to the workers’ compensation line of insurance remained. However, approximately $1.0 million of this net unearned premium relates to involuntary reinsurance that we are required to assume in many states. This assumed reinsurance is based primarily on the amount of direct premium we write in a given state. Accordingly, we anticipate that we will see this assumed reinsurance decrease dramatically in 2005, which should reduce both our premium revenues and incurred losses.
      Incurred loss and loss adjustment expenses decreased primarily as a result of the decrease in exposure associated with the reduced number of covered lives in our health line, and the number of policies in-force for workers’ compensation. Prior year reserves developed unfavorably during the year by $8.9 million, primarily those relating to the workers’ compensation business. The unfavorable development on prior accident year reserves is primarily the result of increasing reserve estimates due to an increasing paid severity trend. In addition, with the centralization of remaining workers’ compensation claims processing in our Louisville, Kentucky office, and in an effort to expedite the run-off process, we have reviewed a substantial portion of all outstanding claim files and are attempting to settle claims as quickly as possible. At December 31, 2004 and 2003, we had 1,087 and 2,176, respectively, open workers’ compensation claims. This increased effort has resulted in higher reported losses than those originally projected in the December 31, 2003 reserve estimates. As we continue the run-off of other insurance claims, loss reserves will continue to be volatile and additional adverse development on prior year losses may occur.
      The decrease in underwriting expenses is primarily the result of reduced salary and employee benefit costs as a result of the departure of the other insurance management team in the last nine months of 2003. Also, as a result of the decreased premium volume, there was a decrease in corporate and shared services salary, employee benefit and other costs allocated to the other insurance lines segment. As we continue our exit from these lines, these underwriting expenses should continue to decrease.
      2003 Compared to 2002. Other insurance lines direct premiums written decreased during 2003 as a result of the restructuring of the books of business initiated in 2002 and the subsequent decision to exit these lines completely in 2003.
      Net premiums earned did not decrease as much as direct premiums written as we continued to earn in 2003 the premiums that were written in 2002.
      The restructuring of the books of business, combined with rate increases and improved claims management, have translated into lower loss and loss adjustment expenses and lower calendar year and accident year loss ratios. The decrease in underwriting expenses was primarily the result of the decrease in premiums written.

Corporate and Other
      2004 Compared to 2003. The corporate and other segment consists of the operations of our holding company and its non-insurance subsidiaries. For this segment, loss before federal income taxes and minority interests for the year ended December 31, 2004 was ($7.3) million compared to ($3.4) million for the same period of 2003. The increase in losses were attributable to increases in general and administrative expenses and interest expense, which are described more fully in Consolidated Results of Operations.
      2003 Compared to 2002. For this segment, loss before federal income taxes, minority interests and cumulative effect of a change in accounting principle for the year ended December 31, 2003 was $3.4 million compared to $1.0 million for the same period of 2002. The increase was primarily attributable to higher general and administrative expenses as a result of increased legal, audit, and other professional fees pertaining to compliance with the new Sarbanes-Oxley legislation and related SEC rules, and legal and investment banking fees incurred in the fourth quarter pursuant to the Board of Directors’ evaluation of strategic alternatives to maximize shareholder value after the loss reported in the third quarter of 2003, as well as interest expense as a result of the issuance of floating rate junior subordinated deferrable interest debentures. The increase in these expenses was partially offset by an increase in other income.
Liquidity and Capital Resources
      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital. The primary uses of cash, on both a short and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the repurchase of APCapital stock.
      APCapital’s only material assets are the capital stock of American Physicians and its other subsidiaries, cash obtained from the proceeds from its junior subordinated deferrable interest debentures, or debentures, issued in 2003, and dividends from its subsidiaries. APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. APCapital’s primary uses of cash, on both a short and long-term bases include periodic interest payments, operating expenses, and the repayment of the debentures. In January 2004, APCapital made a $25 million cash surplus contribution to American Physicians to increase its statutory capital and surplus. In December 2004, American Physicians, paid an $8 million dividend to APCapital to ensure that the holding company had cash to service debt costs and other operating expenses. In addition, this allowed APCapital the ability to make a surplus contribution of $4.0 million to Insurance Corporation of America, to meet regulatory requirements concerning adequate surplus levels. APCapital also received a dividend of $800,000 from its subsidiary APIndemnity in December 2004. After the dividends and contribution, APCapital’s cash and cash equivalent resources totaled approximately $4.2 million, which will be held at APCapital for future debt service costs. The $4.2 million of cash and cash equivalents held at APCapital is adequate to service interest payments on the debentures for over two years.
      At December 31, 2003, the Company was indebted is to its former President and Chief Executive Officer in the amount of $6.0 million in connection with the purchase of Stratton-Cheeseman Management Company. As a result of his retirement, effective December 31, 2003, the note payable became due, and was paid in its entirety in January 2004.
      At December 31, 2004, we had no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations, with the exception of the potential acquisition of up to approximately 24% of the outstanding common stock of Physicians Insurance Company of Wisconsin, Inc., or PICW, described below.
      As of September 17, 2004, American Physicians Assurance entered into a stock purchase agreement with various shareholders of PICW, to acquire a substantial minority interest in PICW. The stock purchase agreement, as amended in November 2004, states that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. The closing of the purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance. If the transaction is completed, American Physicians will own approximately 24% of PICW’s outstanding shares.
      In September 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439. In 2004, we did not repurchase any shares pursuant to this plan. We repurchased 272,800 and 1,555,100 shares, at a cost of $7.7 million and $27.5 million, during 2003 and 2002, respectively, bringing the total number of shares purchased pursuant to these plans to 3,197,070, at a total cost of $60,382,000, or an average price per share of $18.89. Our repurchase of shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of December 31, 2004, there are approximately 418,369 shares of the September 11, 2003 stock repurchase program remaining to be purchased. We continually evaluate the benefits of repurchasing our shares.
      Our net cash flow generated by operations was approximately $52.0 million for the year ended December 31, 2004, compared to $9.1 million provided by operations for 2003. The cash generated by operations in 2004 was primarily the result of premiums collected, net of reinsurance premiums paid, of approximately $190.9 million, which exceeded losses paid of approximately $160.6 million. Premiums collected in excess of losses paid in 2003 were approximately $10.9 million. In general, our investment income offsets cash paid for underwriting and general and administrative expenses. A large portion of our investment expense is related to depreciation on investment in real estate, which is a non-cash charge. Moderate premium rate increases are expected to have a positive impact on our cash flows from operations in 2005.
      At December 31, 2004, we had $190.9 million of cash and cash equivalents available and an investment portfolio of $667.2 million. The portfolio includes $75.3 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing cash needs to fund operations. As of December 31, 2004, our fixed maturity portfolio included $230.7 million of bonds that mature in the next one to five years and $104.8 million that mature in the next five to ten years. In addition, at December 31, 2004, we have $128.4 million of mortgage-backed securities that provide periodic principal repayments. We currently maintain a relatively short investment posture with $191 million in cash and other cash equivalents. Over the next three to six months, we intend to deploy these cash resources in various other securities, including taxable municiples, investment-grade corporate bonds and mortgage-backed securities. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed maturity securities. Such information is incorporated herein by reference.
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

Statutory Capital and Surplus
      Our statutory capital and surplus, which we refer to collectively as surplus, at December 31, 2004 was approximately $210.9 million, which results in a net premiums written to surplus ratio of .87:1. Statutory surplus at December 31, 2003 was approximately $150.3 million, for a net premiums written to surplus ratio of 1.49:1. The decrease in our ratio of net premiums written to surplus was primarily the result of the exit from the other insurance lines of business in 2004, which resulted in lower premiums written during 2004, as well as our improved medical professional liability underwriting results. In addition, APCapital contributed $25 million to American Physicians in January 2004, American Physicians paid a dividend of $8 million to APCapital in December 2004, and APCapital made a surplus contribution to ICA for $4 million in December 2004.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      The adequacy of our reserves for unpaid loss and loss adjustment expenses is another critical factor in evaluating our financial condition.
      For the year ended December 31, 2004, we recorded an increase in ultimate loss estimates, net of reinsurance of $6.2 million, or 1.1% of $574.6 million of net loss and loss adjustment expense reserves as of December 31, 2003. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2004 that differed from projected activity, as well as $4.4 million of unfavorable development on prior year reserves as a result of the Gerling commutation. Specifically, in 2004, a pattern of increasing paid severity emerged on our workers’ compensation losses, causing an upward revision in the expected future severities on both known and unknown claims. This increase was offset by favorable development on medical professional liability losses due to lower than expected paid severity, most notably in the Ohio and Michigan markets. The Gerling commutation is more fully discussed in Note 10 of the Notes to the accompanying Consolidated Financial Statements, which information is herein incorporated by reference.

      The following table shows reported claim counts, open claim counts, the average net case reserve per open claim, and the average claim payment on claims that were closed with a payment for our medical professional liability segment at or for the years ended December 31, 2004, 2003 and 2002.

			Average
			Net Case	Average Paid
	Number	Number	Reserve	Claim per
At or For the Year Ended	of Reported	of Open	Per Open	Claim Closed
December 31,	Claims	Claims	Claim	With Payment

2004	1,786	3,342	$117,010	$59,258
2003	2,657	4,447	87,656	66,279
2002	3,018	4,863	70,905	65,645
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
      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the year ended December 31, 2004 was as follows:

	Medical	Other
	Professional	Insurance	All
	Liability	Lines	Segments

	(In thousands)
Balance, December 31, 2003	$598,330	$75,275	$673,605
Less, reinsurance recoverables	91,002	7,956	98,958

Net reserves, December 31, 2003	507,328	67,319	574,647
Incurred related to
Current year	148,230	23,371	171,601
Gerling Global commutation	4,139	271	4,410
Prior years	(6,850)	8,625	1,775

	145,519	32,267	177,786

Paid related to
Current year	4,964	12,997	17,961
Gerling Global commutation	(13,136)	(364)	(13,500)
Prior years	124,664	31,469	156,133

	116,492	44,102	160,594

Net reserves, December 31, 2004	536,355	55,484	591,839
Plus, reinsurance recoverables	97,949	3,842	101,791
Balance, December 31, 2004	$634,304	$59,326	$693,630

Development as a % of December 31, 2003 net reserves	-0.5%	13.2%	1.1%

      Also see “Part I — Item 1. Business — Loss and Loss Adjustment Expense Reserves” for a longer-term view on the development of our prior year loss reserves, as well as our estimated reserve ranges. The cross-referenced information is incorporated herein by reference.

Other Significant Balance Sheet Items
      Our invested assets consist primarily of fixed maturity and equity securities, which are carried in the Consolidated Balance Sheets, included elsewhere in this report, at their estimated fair value, and investment real estate and investment real estate limited partnerships. At December 31, 2004, our investment portfolio included net unrealized gains of approximately $24.1 million, a decrease of $21.5 million compared to December 31, 2003. Net unrealized gains are reported, net of tax, in the shareholders’ equity section of the Consolidated Balance Sheets and represented approximately 4.0% and 14.7% of consolidated shareholders’ equity at December 31, 2004 and 2003, respectively. Generally, the estimated fair value of our fixed maturity securities is inversely related to current interest rates. Therefore, as interest rates rise, our net unrealized gains will fall. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk,” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed maturity portfolio. Also see Note 5 of the Notes to Consolidated Financial Statements for more detail regarding our invested assets. The cross-referenced information is incorporated herein by reference.
      Premiums receivable decreased $10.7 million, or 16.4%, to $54.6 million at December 31, 2004. The decrease is primarily due to our exit from the workers’ compensation lines of business during 2004.
      Reinsurance recoverables decreased $340,000, or .3%, to $103.3 million at December 31, 2004. Reinsurance recoverables, on a GAAP basis, represent reserves for unpaid losses and loss adjustment expenses ceded under the various reinsurance treaties we have in place, as well as receivables from reinsurers for loss payments we have made and are entitled to recover under the terms of the treaties. During 2004, we commuted our reinsurance treaties with Gerling resulting in a decrease in reinsurance recoverables of $17.9 million during 2004. Nearly offsetting this decrease was an increase related to the higher severity of projected losses related to medical professional liability policies.
      Property and equipment decreased $4.3 million, or 26.1%, to $12.2 million at December 31, 2004. The decrease is due primarily to a $2.5 million charge for the write-off of capitalized software costs associated with an information system project involving a computer system to administer medical professional liability policies and claims. The information system project, which began in the fall of 2002, was not producing the anticipated results and management decided to discontinue the project. In addition, we wrote-off approximately $815,000 of capitalized leasehold improvements related to office space that we lease in Chicago, Illinois during the fourth quarter of 2004. The decision was made not to use the improved space for its intended purpose, and the space was subleased in the fourth quarter of 2004. Accordingly, the leasehold improvements associated with the subleased space were considered impaired, and written off.
      At December 31, 2004 we have no recorded deferred federal income tax assets due to the establishment of a valuation allowance during 2003. Based on the Company’s recent loss experience, it is uncertain that sufficient taxable income will exist in the periods when the deductible temporary differences that gave rise to the deferred tax assets are expected to reverse. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced in whole or in part upon evaluation of the availability of future taxable income.
      During 2003, we acquired intangible assets with respect to certain covenants not to compete in connection with our investment in PIC and the retirement of our former President and CEO. These assets are discussed more fully in Note 4 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.
      Unearned premiums decreased $13.8 million, or 13.3%, to $90.0 million at December 31, 2004. The decrease is primarily due to our exit from the workers’ compensation lines of business during 2004. There is less than $100,000 of direct unearned premium, $1.1 million on a net basis, remaining related to workers’ compensation as of December 31, 2004.
      In May 2003, we issued $30.9 million of debentures. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of these transactions. Such information is incorporated herein by reference.

      Accrued expenses and other liabilities at December 31, 2004 were $51.0 million, an increase of $6.3 million compared to December 31, 2003. This increase was primarily attributable to $9.5 million in payables for securities at December 31, 2004 partially offset by a decrease of $6.3 million in ceded reinsurance premiums payable, primarily related to our medical professional liability reinsurance treaties, and a $2.0 million decrease in premiums paid in advance. Our medical professional liability reinsurance treaties are “swing rated,” on a retrospective basis. In accordance with the treaties, we pay a provisional premium to the reinsurer, and after three years, the provisional premium is either increased or decreased depending on the actual loss experience on the business written during a given treaty year. In light of our recent loss experience, we have recorded ceded premiums during 2004 and 2003 at approximately the maximum liability due under the treaties.
      Shareholders’ equity at December 31, 2004 was $202.1 million, an increase of $300,000, from $201.8 million at December 31, 2003. Retained earnings increased $20.0 million as a result of the net income recorded for the year ended December 31, 2004. This increase was offset by a decrease in unrealized appreciation on investments, net of tax, of $14.0 million. The decrease in unrealized gains was due to declines in market values of fixed-income securities caused by rising interest rates and due to the recognition of some gains during the year as we realigned our investment portfolio. Changes in the net deferred tax asset valuation allowance accounted for an additional $9.3 million negative effect on equity. The Company’s book value per common share outstanding at December 31, 2004 was $23.31 per share, based on 8,671,984 shares outstanding, compared to $23.89 per common share outstanding at December 31, 2003. Total shares outstanding at December 31, 2003 were 8,445,807.
Off-Balance Sheet Arrangements
      In May 2003, we formed two subsidiary statutory trusts for the purpose of issuing mandatorily redeemable trust preferred securities, referred to as “trust preferred securities”. The proceeds from the trust preferred securities that were issued were used by the trusts to purchase debentures issued by APCapital. APCapital used the amounts borrowed pursuant to these debentures to increase its available capital and has subsequently contributed substantially all of the proceeds to American Physicians to increase its statutory surplus. The debentures and the trust preferred securities have terms and maturities that mirror each other. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts. APCapital has guaranteed that amounts paid to the trusts related to the debentures, will subsequently be remitted to the holders of the trust preferred securities. In accordance with the nature of the transactions, the amounts guaranteed by APCapital, are also recorded as liabilities in the Consolidated Financial Statements, as they represent obligations to the trusts, which are in turn obligated to the holders of the trust preferred securities.

Contractual Obligations
      We are contractually obligated in accordance with various loan or borrowing agreements and operating leases. The following table shows the nature and the timing of our contractual obligations as of December 31, 2004:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Reserves for unpaid loss and loss adjustment expenses(1)	$693,630	$209,936	$298,056	$129,245	$56,393
Operating leases	6,413	1,068	1,721	1,237	2,387
Long-term debt(2)	30,928	—	—	—	30,928

Total	$730,971	$211,004	$299,777	$130,482	$89,708

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash outflow is uncertain.

(2)	The long-term debt is more fully described in Note 9 of the Notes to Consolidated Financial Statements.
Effects of New Accounting Pronouncements
      In 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance contained in EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”’ The delay of the effective date will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which was subject to comments through October 29, 2004.
      The disclosure requirements of EITF 03-1 continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. The impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be determined at this time. However, under the proposed guidance, decreases in the market value of certain investments could have a material adverse impact on the Company’s future results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005, and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements.
      Under the transitional guidance given in SFAS No. 123R, we may choose one of three transition methods. We intend to use the modified prospective transitional method upon adoption. Under the modified prospective method, there would be no compensation charge for vested awards that are outstanding on the effective date of SFAS No. 123R. Unvested awards that are outstanding on the effective date would be charged to expense over the remaining vesting period. Accordingly, we anticipate that we will recognize approximately $39,000 of incremental compensation costs in future periods related to unvested outstanding awards as of the effective date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
General
      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.
      As of December 31, 2004, the majority of our investment portfolio was invested in fixed maturity securities. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
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
      At December 31, 2004, all of our fixed maturity portfolio (excluding approximately $13.7 million of private placement issues, which is approximately 2.1% of the total fixed-income security portfolio) was considered investment grade. We define investment grade securities as those that have a Standards & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected.
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
      During 2004, we liquidated our $50 million high-yield bond investment portfolio for a pre-tax gain of $1.6 million. In addition, we liquidated the majority of our other non-investment grade securities for a pre-tax gain of $2.6 million. The liquidation of our high-yield bonds and other non-investment grade securities has reduced the overall risk level associated with our investment portfolio, but is likely to decrease future investment income as we reinvest in lower-risk, lower-yielding securities.
      Approximately $7.1 million of the mortgage-backed securities purchased are interest-only certificates. Unlike traditional fixed-maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. With mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments.
      Approximately $5.1 million of these interest-only certificates have an inverse floating rate of interest tied to the London Interbank Offered Rate. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the years ended December 31, 2004 and 2003, a loss of approximately $338,000 and a gain of approximately $432,000, respectively, were included in investment income for the change in fair value of the inverse floating interest-only certificates.
Quantitative Information About Market Risk
      At December 31, 2004, our fixed income security portfolio was valued at $657.7 million and had an average modified duration of 2.77 years, compared to a portfolio valued at $694.6 million with an average modified duration of 2.89 years at December 31, 2003. Of the $657.7 million at December 31, 2004, $7.1 million were interest only certificates that had a modified duration of 1.99 years, compared to $13.5 million of interest only certificates with a modified duration of 1.02 at December 31, 2003. The following tables show the effects of a change in interest rates on the fair value and duration of our entire fixed maturity portfolio at December 31, 2004 and 2003, and then separately for our interest only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.
Entire Fixed Maturity Portfolio (Including Interest Only Certificates)

	December 31, 2004			December 31, 2003

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$612,330	$(45,376)	4.58	$664,072	$(30,561)	3.07
+1%	639,822	(17,884)	3.63	680,389	(14,244)	2.81
0	657,706		2.77	694,633		2.89
-1%	665,172	7,466	1.89	708,257	13,624	2.80
-2%	677,559	19,853	1.97	726,316	31,683	2.87
Interest Only Certificates

	December 31, 2004			December 31, 2003

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$10,289	$3,153	4.18	$19,217	$5,751	1.57
+1%	10,713	3,577	3.67	17,792	4,326	1.44
0	7,136		1.99	13,466		1.02
-1%	2,240	(4,896)	0.68	7,136	(6,330)	1.03
-2%	1,601	(5,535)	0.56	5,536	(7,930)	0.42

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders:
      We have completed an integrated audit of American Physicians Capital, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, statements of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
      Also, we have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” appearing under item 9A, that American Physicians Capital, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over underwriting and claims processes performed at its New Mexico location, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over underwriting and claims processes performed at its New Mexico location. The control deficiency at this location relates to deficiencies in the processing and recording of premiums, paid losses, loss adjustment expenses and the related case reserves at December 31, 2004. Specifically, the deficiencies identified included a lack of segregation of duties, insufficient management monitoring and oversight of the underwriting and claims processes, and a lack of adequate documentation to provide evidence of the performance of key controls. The policy and claim administration systems support the underwriting and claims processing at the New Mexico location. These systems lack controls necessary to ensure all premiums and claims transactions are properly processed and accumulated. In addition, access is not restricted to ensure unauthorized individuals do not have access to add, change or delete the underlying premiums or claims data. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement of premiums, paid losses, loss adjustment expenses and the related case reserves that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004, consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that American Physicians Capital, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Physicians Capital, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2005

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands,
	except share data)
ASSETS
Investments:
Fixed maturities, at fair value	$657,706	$694,633
Equity securities, at fair value	2,091	7,545
Other investments	7,365	29,776

Total investments	667,162	731,954
Cash and cash equivalents	190,936	102,051
Premiums receivable	54,614	65,362
Reinsurance recoverable	103,312	103,652
Federal income taxes recoverable	1,569	973
Property and equipment, net	12,181	16,490
Intangible assets, net	625	1,539
Other assets	39,500	41,025

Total assets	$1,069,899	$1,063,046

LIABILITIES
Unpaid losses and loss adjustment expenses	$693,630	$673,605
Unearned premiums	90,040	103,806
Note payable, officer	—	6,000
Long-term debt	30,928	30,928
Accrued expenses and other liabilities	50,977	44,698

Total liabilities	865,575	859,037

Commitments and Contingencies (Note 19)
Minority Interest in Consolidated Subsidiary	2,200	2,201
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized:
8,671,984 and 8,445,807 shares outstanding at December 31, 2004 and 2003, respectively	—	—
Additional paid-in-capital	86,956	85,137
Retained earnings	107,382	87,352
Unearned stock compensation	(368)	(288)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	8,154	29,607

Total shareholders’ equity	202,124	201,808

Total liabilities and shareholders’ equity	$1,069,899	$1,063,046

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003, and 2002

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues and Other Income
Net premiums written	$186,431	$224,647	$238,417
Change in unearned premiums	14,148	(57)	(2,866)

Net premiums earned	200,579	224,590	235,551
Investment income	47,373	43,294	44,775
Net realized gains (losses)	1,551	2,403	(163)
Other income, net	1,177	1,104	376

Total revenues and other income	250,680	271,391	280,539
Expenses
Losses and loss adjustment expenses	177,786	252,742	242,028
Underwriting expenses	42,681	51,104	48,593
Investment expenses	2,460	2,940	3,091
Interest expense	1,714	1,370	373
Amortization expense	1,096	389	—
General and administrative expenses	3,918	2,921	1,395
Other expenses	1,275	808	—

Total expenses	230,930	312,274	295,480

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	19,750	(40,883)	(14,941)
Federal income tax (benefit) expense	(290)	36,296	(5,529)

Income (loss) before minority interest and cumulative effect of a change in accounting principle	20,040	(77,179)	(9,412)
Minority interest in net (income) loss of consolidated subsidiary	(10)	348	—

Income (loss) before cumulative effect of a change in accounting principle	20,030	(76,831)	(9,412)
Cumulative effect of a change in accounting principle, net of tax (Note 4)	—	—	(9,079)

Net income (loss)	$20,030	$(76,831)	$(18,491)

Earnings Per Share:
Income (loss) before cumulative effect of a change in accounting principle
Basic	$2.37	$(9.02)	$(1.01)
Diluted	$2.30	$(9.02)	$(1.01)
Cumulative effect of a change in accounting principle
Basic	$—	$—	$(0.97)
Diluted	$—	$—	$(0.97)
Net income (loss)
Basic	$2.37	$(9.02)	$(1.98)
Diluted	$2.30	$(9.02)	$(1.98)
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002

					Accumulated
		Additional		Unearned	Other
	Shares	Paid-In	Retained	Stock	Comprehensive
	Outstanding	Capital	Earnings	Compensation	Income	Total

	(In thousands, except share data)
Balance, December 31, 2001	10,238,122	$119,463	$182,674	$(1,001)	$5,829	$306,965
Comprehensive income
Net loss			(18,491)			(18,491)
Unrealized appreciation on investment securities, net of taxes of $10,125 and reclassification adjustment					18,807	18,807

Total comprehensive income, net of taxes						316
Purchase and retirement of common stock	(1,555,100)	(27,483)				(27,483)
Options exercised	18,000	243				243
Amortization of unearned stock compensation				301		301
Forfeiture of unearned stock compensation	(5,530)	(75)		22		(53)

Balance, December 31, 2002	8,695,492	92,148	164,183	(678)	24,636	280,289
Comprehensive loss
Net loss			(76,831)			(76,831)
Unrealized appreciation on investment securities, net of taxes of $2,678 and reclassification adjustment					4,971	4,971

Total comprehensive loss, net of taxes						(71,860)
Options exercised	25,800	440				440
Amortization of unearned stock compensation, net of tax				300		300
Incremental tax benefit of vested restricted stock and exercised stock options		261				261
Purchase and retirement of common stock	(272,800)	(7,676)				(7,676)
Forfeiture of unearned stock compensation	(2,685)	(36)		90		54

Balance, December 31, 2003	8,445,807	85,137	87,352	(288)	29,607	201,808
Comprehensive loss
Net income			20,030			20,030
Unrealized depreciation on investment securities, net of taxes of $7,512 and reclassification adjustment					(13,952)	(13,952)
Minority interest in unrealized depreciation on investment securities					11	11
Change in deferred tax valuation allowance					(7,512)	(7,512)

Total comprehensive loss, net of taxes						(1,423)
Options exercised	365,264	6,788				6,788
Amortization of unearned stock compensation, net of tax				262		262
Incremental tax benefit of vested restricted stock and exercised stock options		1,775				1,775
Restricted stock grants and unearned stock compensation	30,000	516		(335)		181
Unrestricted stock grants	1,000	27				27
Shares repurchased in connection with option exercise	(166,017)	(5,454)				(5,454)
Forfeiture of unearned stock compensation	(4,070)	(58)		21		(37)
Change in deferred tax valuation allowance		(1,775)		(28)		(1,803)

Balance, December 31, 2004	8,671,984	$86,956	$107,382	$(368)	$8,154	$202,124

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$20,030	$(76,831)	$(18,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,306	7,058	4,056
Net realized (gains) losses	(1,551)	(2,403)	163
Loss on equity method investees	342	1,775	750
Change in fair value of derivatives	338	(432)	—
Deferred federal income taxes	—	39,865	(6,903)
Goodwill impairment	—	—	13,968
Minority interest in net income (loss) of consolidated subsidiary	10	(348)	—
Changes in:
Premiums receivable	10,748	(2,831)	1,663
Reinsurance recoverable	340	(5,524)	(2,241)
Federal income taxes recoverable/payable	(596)	127	10,166
Unpaid losses and loss adjustment expenses	20,025	36,111	40,448
Unearned premiums	(13,766)	386	3,364
Accrued expenses and other liabilities	6,279	13,550	3,492
Other assets	1,525	(1,410)	1,703

Net cash provided by operating activities	52,030	9,093	52,138

Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(267,853)	(254,421)	(85,765)
Available-for-sale — equity securities	(50,034)	(19,030)	—
Other investments	—	(1,407)	(270)
Physicians Insurance Company, net of cash acquired	—	2,550	—
Intangible assets	—	(1,800)	—
Property and equipment	(1,120)	(4,111)	(1,668)
Sales and maturities
Available-for-sale — fixed maturities	285,019	187,629	101,997
Available-for-sale — equity securities	55,928	9,700	347
Other investments	19,519	4	6,842
Property and equipment	35	8	—

Net cash provided by (used in) investing activities	41,494	(80,878)	21,483

Cash flows from financing activities
Principal payment on note payable	(6,000)	(1,000)	(1,000)
Common stock repurchased	—	(7,676)	(27,483)
Debt issue costs	—	(906)	—
Issuance of long-term debt	—	30,928	—
Proceeds from stock options exercised	1,334	440	243
Other	27	225	—

Net cash (used in) provided by financing activities	(4,639)	22,011	(28,240)

Net increase (decrease) in cash and cash equivalents	88,885	(49,774)	45,381
Cash and cash equivalents, beginning of period	102,051	151,825	106,444

Cash and cash equivalents, end of period	$190,936	$102,051	$151,825

Supplemental disclosures of cash flow information
Federal income taxes of $308,000, $(3,752,000), and $(13,619,000), net, were paid (received) during 2004, 2003 and 2002, respectively.
Interest payments of $1,672,000, $822,000 and $0 were made during 2004, 2003 and 2002, respectively.
In 2003, the Company purchased 49% of the outstanding common stock of Physicians Insurance Company for $2,450,000.
Cash acquired in connection with the purchase was $5,000,000.
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of consolidation and reporting
      The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”), its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), APConsulting LLC, APDirect Sales, LLC, Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). In addition, the accounts of Physicians Insurance Company, a 49% owned subsidiary, have been consolidated in the accompanying Consolidated Financial Statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Nature of business
      The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. In addition, the Company has historically provided workers’ compensation and health insurance; however, in 2003 the Company initiated plans to exit these lines. These lines are now included in the other insurance lines segment. Medical professional liability and other insurance direct premiums written accounted for approximately 95% and 5%, respectively, of the Company’s total direct premiums written in 2004.
      Medical professional liability coverage is written on both a claims-made and an occurrence basis. Claims-made policies cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. For the years ended December 31, 2004, 2003 and 2002, approximately 68%, 69% and 71% of the Company’s medical professional liability direct premiums written represented claims-made policies, with the remainder representing occurrence-based policies.
      We write business throughout the United States of America, with an emphasis on markets in the Midwest. During 2004, approximately 77% of direct premiums written by the Company occurred in Midwestern states.

Investments
      With the exception of certain interest-only certificates that have a rate of interest that is inversely related to, but derived from the London Interbank Offered Rate, all of the Company’s fixed maturity and equity securities are classified as available-for-sale, which are those securities that would be available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies. Available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes. The interest-only certificates are described more fully under the heading “Derivative Financial Instruments” below.
      Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method relating to investments acquired at other than par value. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.
      Equity securities, which are principally private placements, are carried at market value based on the securities’ estimated net realizable value. The net realizable value of private placement equity securities is determined by the Company’s third-party equity investment manager based on the estimated consideration that would be received if the security were sold in the next nine months. Fair values of fixed maturity securities

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
are determined on the basis of dealer or market quotations, or comparable securities on which quotations are available.
      Investments are evaluated for other than temporary impairment (“OTTI”) using both quantitative and qualitative methods that include, but are not limited to (a) an evaluation of the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (b) the recoverability of principal and interest related to the security, (c) the duration and extent to which the fair value has been less than cost for equity securities, or amortized cost for fixed maturity securities, (d) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions, and (e) the specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity.
      Write-downs for OTTI are recorded as realized losses in the period the security is considered impaired. The Company does not record realized gains for subsequent recoveries in the market value of an impaired security until the security is sold or otherwise disposed of.
      Investment real estate is carried at the lower of historical cost, less accumulated depreciation, or fair value, based on estimated discounted future cash flows. Real estate of $6,109,000 and $27,105,000, net of accumulated depreciation of $1,597,000 and $2,444,000, at December 31, 2004 and 2003, respectively, is included in other investments on the balance sheet. At December 31, 2004 and 2003, $1,438,000 and $8,008,000 of real estate was non-income producing, respectively.
      Real estate limited partnerships are accounted for based on the cost method, or the equity method for partnerships where the Company is able to exercise significant influence over the operating and financial policies of the partnership. Real estate limited partnerships are included in other investments on the balance sheet and had a carrying value of ($243,000) and $1,164,000 at December 31, 2004 and 2003, respectively.

Derivative Financial Instruments
      At December 31, 2004 and 2003, the Company held approximately $5.1 million and $7.4 million, respectively, of interest-only certificates that the Company has determined contain an embedded derivative instrument as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These certificates pay a variable rate of interest that is inversely related to the London Interbank Offered Rate (“LIBOR”), and due to their nature, may not allow the Company to recover substantially all of its investment.
      These interest-only certificates are carried on the balance sheet at fair value as a fixed maturity security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company cannot reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the interest-only certificates, based on quoted market prices, are recorded in current period earnings as investment income. During the year ended December 31, 2004, the fair value of these securities decreased by $338,000 and increased by $432,000 during the year ended December 31, 2003.

Cash and cash equivalents
      Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less. At December 31, 2004, the Company has a required compensating balance with a financial institution in the amount of $3,000,000, which legally restricts the availability of this cash for the Company’s use.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Premiums written and receivable
      Premiums written are earned using the daily pro rata method over the period of risk. Premiums receivable include $50,514,000 at December 31, 2004 and $58,694,000 at December 31, 2003 of premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois and New Mexico. The Company’s exposure to credit risk associated with receivables is generally offset by the liability for unearned premiums; however, an allowance for doubtful accounts of approximately $205,000 and $550,000 at December 31, 2004 and 2003, respectively, is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

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

Property, equipment and depreciation
      Property and equipment are recorded at cost. Depreciation is computed for assets on a straight-line basis over the following periods: building — 40 years, furniture — 10 years, and computer equipment and software — 5 years. Upon the sale or retirement of property and equipment, balances are removed from the respective accounts and any gain or loss on the disposal of the asset is included in income, as a realized gain or loss.

Unpaid losses and loss adjustment expenses
      The reserves for unpaid losses and loss adjustment expenses are estimated using the Company’s claim experience. These estimates are subject to the effects of trends in loss severity and frequency. When a claim is reported to the Company, a “case reserve” is established for the estimated amount of the ultimate claim payment, as well as the expected costs to be paid in connection with the defense or settlement of the claim. These estimates reflect an informed judgment based upon insurance reserving practices appropriate for the relevant type of insurance, and based on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically reviewed and adjusted as necessary as more information becomes available. Reserves for claims “incurred but not reported” provide for the future reporting of claims already incurred, and development on claims already reported. The reserve for claims incurred but not reported is actuarially estimated based on historical loss trends. With the exception of reserves for extended reporting period claims, the Company does not discount reserves to recognize the time value of money.
      The Company’s internal actuaries develop projections of ultimate losses that are used to establish recorded reserves. Management utilizes these actuarial projections, as well as qualitative considerations, to establish a “best estimate” recorded reserve amount. Considerable variability is inherent in such estimates, especially in light of the extended period of time that some medical professional liability claims take to settle and the relative uncertainty of the legal environment in the various markets in which the Company operates. However, management believes that the reserve for unpaid losses and loss adjustment expenses is adequate.
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

Reserve for extended reporting period claims
      The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of future premiums associated with this coverage. The amount of this reserve is $14.0 million at December 31, 2004 and 2003, which includes a discount of approximately $5.9 million related to the present value calculation. The reserve for extended reporting period claims is included in unpaid loss and loss adjustment expenses on the balance sheet. Changes in this reserve are charged or credited to income.

Revenue recognition
      Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force, generally one month for health insurance policies and one year for all other policies. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.
      The Company also recognizes premium income for any changes in its estimate for “earned but unbilled premiums.” Earned but unbilled premiums represent the portion of estimated future audit premiums, associated with workers’ compensation insurance policies, that will be billed in future periods, but have been earned during the period based on the effective dates of the policies that are expected to generate the future audit premium billings. Earned premiums during the years ended December 31, 2004 and 2003 were reduced by $339,000 and $606,000, respectively, as a result of decreases in the estimates for earned but unbilled premiums. Earned premiums during the year ended December 31, 2002 included $945,000 related to an increase in the estimate for earned but unbilled premiums. At December 31, 2004 and 2003, the estimates for earned but unbilled premiums, included in the premiums receivable balance on the accompanying Consolidated Balance Sheets, were $0 and $339,000, respectively.

Reinsurance
      Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance.” Premiums ceded to other companies have been reported as a reduction of premium income. Reinsured losses are reported as a reduction of gross losses incurred. The reserve for unpaid losses and loss adjustment expenses is presented gross of recoverables from reinsurers, which are included in the amounts recoverable from reinsurers.
      The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2004, the Company has not established an allowance for any potentially uncollectible recoverable amounts. See Note 10 for recoverable amounts from individually significant reinsurers.

Income taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on the reported net losses in two of the last three years, that

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. The establishment of the valuation allowance in 2003 was recorded as federal income tax expense in the accompanying Consolidated Statements of Income. In 2004, changes in the valuation allowance were allocated to federal income tax expense (which is included as a component of net income), components of comprehensive income, or other components of shareholders’ equity, depending on the nature of the temporary differences that created the change in the valuation allowance. See Note 11 for additional information regarding income taxes.

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

Stock-based compensation
      The Company uses the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure alternative of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The Company’s policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense has been recognized for options granted in 2004, 2003, and 2002. The Company, however, does recognize compensation expense related to restricted stock grants, equal to the fair market value as of the date of grant, as there is no consideration due from employees for these awards at the date they vest. This expense is recognized on a straight-line basis over the period of vesting, with future compensation expense, net of deferred taxes, reflected as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.
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
      Had compensation expense been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands, except per share data
Net income (loss), as reported	$20,030	$(76,831)	$(18,491)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	260	367	275
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(921)	(1,455)	(2,318)

Pro forma net income (loss)	$19,369	$(77,919)	$(20,534)

Basic net income (loss) per share
As reported	$2.37	$(9.02)	$(1.98)
Pro forma	$2.29	$(9.15)	$(2.20)
Diluted net income (loss) per share(1)
As reported	$2.30	$(9.02)	$(1.98)
Pro forma	$2.22	$(9.15)	$(2.20)
Basic Weighted Average Shares	8,455	8,520	9,340
Diluted Weighted Average Shares(1)	8,721	8,520	9,340

(1)	As the Company was in a net loss position for the years ended December 31, 2003 and 2002 no effect of options or other stock awards was calculated as the impact would be anti-dilutive.
      For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

	2004	2003	2002

Risk-free interest rate	3.12%	2.79%	4.09%
Dividend yield	0.00%	0.00%	0.00%
Weighted average volatility assumption	40.00%	35.00%	35.00%
Weighted average life of options (years)	5.00	5.00	5.00
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

Minority Interests
      Minority interests on the accompanying Consolidated Balance Sheets and Income Statements represents the 51% ownership interest of other investors in Physicians Insurance Company (“PIC”). PIC is included in the Company’s Consolidated Financial Statements as it has been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, has been determined to be the primary beneficiary in accordance with the guidance given in FIN No. 46R, “Consolidation of Variable Interest Entities.”

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
      The Company’s investment in PIC, in March 2003, was made in conjunction with its decision to exit the Florida medical professional liability market starting in December 2002. The intent was for PIC to write as much medical professional liability insurance business as its capital and surplus levels would reasonably support, thereby limiting the Company’s exposure from its obligation under Florida State law to offer tail coverage to policyholders as we non-renewed their policies.
      At December 31, 2004 and 2003, PIC’s total assets were approximately $12.9 and $8.6 million respectively, and its net premiums earned were $2.3 million and $610,000 for the years ended December 31, 2004 and 2003, respectively. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company.
      On December 31, 2004, the Company consummated a transaction in which PIC’s other investor assumed ownership of 100% of PIC’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million interest-bearing note receivable. The note receivable is to be paid in monthly installments beginning in January 2005, and continuing for seven years thereafter. The note is collateralized by 100% of the outstanding common stock of PIC. Because the note received in exchange for American Physicians ownership interest is secured by the common stock of PIC, the exchange was deemed not to be a sale in accordance with GAAP, but was rather accounted for as a secured borrowing with pledge of collateral. Accordingly, the Company continues to consolidate PIC in accordance with the original assessment made under FIN No. 46 R.

Net income (loss) per share
      Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year. As the Company was in a net loss position for the years ended December 31, 2003 and 2002, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive (See Note 18).

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
      In 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance contained in EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’ ” The delay of the effective date will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which was subject to comments through October 29, 2004.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Effects of New Accounting Pronouncements (continued)
      The disclosures requirements of EITF 03-1 continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. The impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be determined at this time. However, under the proposed guidance, decreases in the market value of certain investments could have a material adverse impact on the Company’s future results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005, and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements.
      Under the transitional guidance given in SFAS No. 123R, the Company may choose one of three transition methods. The Company intends to use the modified prospective transitional method upon adoption. Under the modified prospective method, there would be no compensation charge for vested awards that are outstanding on the effective date of SFAS No. 123R. Unvested awards that are outstanding on the effective date would be charged to expense over the remaining vesting period. Accordingly, the Company anticipates that it will recognize approximately $39,000 of incremental compensation costs in future periods related to unvested outstanding awards as of the effective date.

3.	Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale investment securities arising during the period to be included in other comprehensive income, net of tax. Adjustments must be to other comprehensive income to avoid double counting in comprehensive income items that are included in net income that have also been included in other comprehensive income in that period or previous periods. Realized gains and losses, net of tax, related to the Company’s available-for-sale investment securities are included in net income of the period in which the securities are sold or an other than temporary impairment is determined. These realized gains and losses, however, have also been included in other comprehensive income as unrealized appreciation or depreciation in either the current period or previous periods, and therefore must be deducted from other comprehensive income in the current period to avoid including them in comprehensive income twice. The amount of net realized gains related to available-for-sale investment securities that must be deducted from other comprehensive income as a reclassification adjustment was $4,580,000, $1,587,000 and $235,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The reclassification adjustments for 2004, 2003 and 2002 are net of taxes of $2,466,000, $854,000 and $126,000, respectively.

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
      There was no goodwill acquired, amortized or impaired during 2004 or 2003.
      In 2003, the Company acquired intangible assets related to certain non-compete agreements in connection with its investment in PIC and a covenant not to compete from the former President and Chief Executive Officer of the Company. The gross carrying amount and accumulated amortization of these intangible assets was $1.8 million and $1.2 million for the year ended December 31, 2004 and $1.8 million and $261,000 for the year ended December 31, 2003. Amortization expense related to intangible assets was $914,000 and $261,000 for the years ended December 31, 2004 and 2003, respectively. The estimated amortization expense related to these intangible assets is expected to be $625,000 for the year ended December 31, 2005. There will be no amortization expense related to these intangible assets beyond December 31, 2005.

5.	Investments
      The composition of the investment portfolio including unrealized gains and losses at December 31, 2004 and 2003 was:

	2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$150,787	$1,020	$(242)	$151,565
States and political subdivisions	5,173	331	—	5,504
Corporate securities	342,046	20,185	(24)	362,207
Mortgage-backed securities	125,838	2,816	(300)	128,354
Other debt securities	9,767	309	—	10,076

Fixed maturities	633,611	24,661	(566)	657,706
Equity securities	2,007	84	—	2,091

Total available-for-sale	$635,618	$24,745	$(566)	$659,797

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments (continued)

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$54,168	$1,927	$(4)	$56,091
States and political subdivisions	32,932	1,404	(18)	34,318
Corporate securities	475,866	37,896	(75)	513,687
Mortgage-backed securities	60,440	2,546	(557)	62,429
Other debt securities	25,706	2,402	—	28,108

Fixed maturities	649,112	46,175	(654)	694,633
Equity securities	7,085	567	(107)	7,545

Total available-for-sale	$656,197	$46,742	$(761)	$702,178

      At December 31, 2004, gross unrealized gains and losses include $340,000 and ($246,000), respectively of gains and losses related to the derivative securities described in Note 1. Gross unrealized gains and losses at December 31, 2003 included $432,000 and $0, respectively, related to these securities. The gains and losses related to these securities, ($338,000) in 2004 and $432,000 in 2003, have been included in investment income in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.
      The following table shows the Company’s gross unrealized investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses(1)	Value	Losses(1)	Value	Losses(1)

	(In thousands)
U.S. government obligations	$45,895	$(242)	$—	$—	$45,895	$(242)
Corporate securities	15,137	(24)	—	—	15,137	(24)
Mortgage-backed securities	148	(54)	—	—	148	(54)

Subtotal fixed maturities	61,180	(320)	—	—	61,180	(320)
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$61,180	$(320)	$—	$—	$61,180	$(320)

(1)	Note that the table above excludes approximately ($246,000) of unrealized loss related to derivative securities. These losses have been excluded, as any changes in the fair value of the related securities is included in income. See Note 1 — “Derivative Financial Information.”
      Each individual security in the table above has been evaluated and declines in the market value have been deemed to be temporary in nature.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments (continued)
      The components of pretax investment income and net realized investment gains (losses) for the years ended December 31, 2004, 2003 and 2002 were:

	2004	2003	2002

	(In thousands)
Interest income	$46,108	$43,892	$44,435
Dividend income	160	37	—
Other investment income (loss)	1,105	(635)	340

Total investment income	47,373	43,294	44,775
Investment expenses	(2,460)	(2,940)	(3,091)

Net investment income	$44,913	$40,354	$41,684

Gross realized gains
Fixed maturities	$7,639	$3,354	$2,575
Equity securities	3,374	647	48
Other invested assets	651	—	20

Total gross realized gains	11,664	4,001	2,643

Gross realized losses
Fixed maturities	(1,406)	(1,554)	(2,262)
Equity securities	(2,561)	(6)	—
Other invested assets	(2,759)	(31)	(251)

Total gross realized losses	(6,726)	(1,591)	(2,513)

Net realized investment gain	$4,938	$2,410	$130

      Realized investment losses above exclude approximately $3.4 million, $7,000, and $293,000 during the years ended December 31, 2004, 2003 and 2002, respectively, of realized losses on the sale or disposal of fixed assets.
      During the years ended December 31, 2004, 2003 and 2002, the Company recorded losses of $1.5 million, $1.3 million, and $770,000, respectively, on investments whose decline in market value was considered other than temporary. Net realized gains for the year ended December 31, 2004 are reduced by an OTTI charge of $489,000 for various stocks, as well as $1,050,000 of impairment losses on investment real estate. Net realized gains for the year ended December 31, 2003 include a $1.3 million charge for OTTI on enhanced equipment trust certificates issued by Delta Airlines. Net realized losses for the year ended December 31, 2002 includes an OTTI charge of $520,000 for the write down of bonds issued by Frontier Corporation, which were subsequently converted into equity securities of Global Crossings, Frontier’s parent company, as well as $250,000 impairment loss on investment real estate.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments (continued)
      Changes in unrealized gains (losses) on fixed maturities and equity securities were:

	2004	2003	2002

	(In thousands)
Available-for-sale:
Fixed maturities	$(21,088)	$7,212	$29,244
Equity securities	(376)	437	(312)
Deferred income taxes	7,512	(2,678)	(10,125)

	$(13,952)	$4,971	$18,807

      The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity, were:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Available-for-sale
Less than one year	$74,283	$75,313
One to five years	216,671	230,689
Five to ten years	99,528	104,762
More than ten years	117,292	118,588
Mortgage-backed securities	125,837	128,354

Total	$633,611	$657,706

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For the year ended December 31, 2004, the Company received $1,482,000 for one-time call premiums.
      The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2004 and 2003 was $8,283,000 and $8,311,000, respectively.
      Proceeds on the sales of investments in bonds totaled $154,890,000 in 2004, $43,754,000 in 2003, and $45,337,000 in 2002. Gross gains of $7,484,000, $3,189,000 and $2,153,000 were realized on the sales of investments in bonds for the years ended 2004, 2003 and 2002, respectively. Gross losses of $1,348,000, $206,000 and $1,741,000 were realized on the sales of investments in bonds for the years ended 2004, 2003 and 2002, respectively.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deferred Acquisition Costs
      Changes in deferred policy acquisition costs for the years ended December 31, 2004, 2003, and 2002 are summarized as follows:

	2004	2003	2002

	(In thousands)
Balance, January 1	$10,461	$10,877	$10,712
Additions	20,670	24,954	28,191
Amortization	(22,749)	(25,370)	(28,026)
Recoverability write-offs	(300)	—	—

Balance, December 31	$8,082	$10,461	$10,877

      The Company determined that the capitalized deferred acquisition costs associated with the other insurance lines segment were not recoverable at September 30, 2004, and accordingly, wrote-off $300,000 of capitalized costs as of that date. No additional costs associated with this segment were capitalized after that date.
      Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

7.	Property and Equipment, Net
      At December 31, 2004 and 2003, property and equipment consisted of the following:

	2004	2003

	(In thousands)
Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	12,219	14,198
Furniture and leasehold improvements	3,727	4,901

	27,016	30,169
Accumulated depreciation	(14,835)	(13,679)

	$12,181	$16,490

      Depreciation expense associated with property and equipment for the years ended December 31, 2004, 2003 and 2002 was $1.9 million, $2.0 million, and $1.5 million, respectively. Net realized losses on the sale, disposal, or impairment of property and equipment for the years ended December 31, 2004, 2003 and 2002 were $3.4 million, $7,000 and $293,000, respectively.
      Approximately $3.3 million of the $3.4 million realized loss recorded during the year ended December 31, 2004 was related to the impairment of assets. The Company wrote-off capitalized software costs of $2.5 million associated with an information system project involving a computer system to administer medical professional liability policies and claims that was abandoned in the second quarter of 2004. Also during 2004, the Company wrote-off $815,000 of leasehold improvements related to leased office space that the Company no longer intends to occupy.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses
      Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2004, 2003, and 2002 was as follows:

	2004	2003	2002

	(In thousands)
Balance, beginning of year	$673,605	$637,494	$597,046
Less, reinsurance recoverables	(98,958)	(95,468)	(91,491)

Net balance, beginning of year	574,647	542,026	505,555
Incurred related to
Current year	171,600	209,299	236,398
Prior years	6,186	43,443	5,630

Total incurred	177,786	252,742	242,028

Paid related to
Current year	17,961	38,464	43,867
Prior years	142,633	181,657	161,690

Total paid	160,594	220,121	205,557

Net balance, end of year	591,839	574,647	542,026
Plus, reinsurance recoverables	101,791	98,958	95,468

Balance, end of period	$693,630	$673,605	$637,494

      During the years ended December 31, 2004, 2003 and 2002, management made adjustments to prior year’s loss reserves. The unfavorable development totaled $6.2 million in 2004, $43.4 million in 2003, and $5.6 million in 2002. As a percentage of net reserves as of the beginning of the year, these adjustments represented 1.1%, 8.0% and 1.1%, respectively.
      The unfavorable development in 2004 includes approximately $4.4 million incurred in connection with the commutation of reinsurance treaties with Gerling Global Reinsurance Corporation. The remaining $1.8 million of unfavorable development relates primarily to the run-off of the Company’s workers’ compensation line of business, partially offset by favorable development from the medical professional liability segment. The unfavorable development on the workers’ compensation line of business is the result of pattern of increasing paid loss severity that emerged in 2004. The increase in paid severity caused management to revise upwards its estimate of ultimate losses on claims reported and incurred but not reported claims. The favorable development on medical professional liability reserves was primarily due to lower than projected paid claim severity, most notably in the Company’s Ohio and Michigan markets.
      During 2003, the Company experienced a sharp increase in the severity of paid losses in our medical professional liability segment, which indicated a much higher trend in claims severity. As a result, actuarial projections resulted in higher ultimate severities of loss on currently existing claims related to the 1999 through 2002 accident years, which resulted in management increasing its estimate of incurred but not reported claims related to the 1999 through 2002 accident years by approximately $43.0 million in the third quarter of 2003.
      The unfavorable development in 2003 was primarily related to the Company’s Ohio ($16.4 million), Florida ($16.0 million) and Kentucky ($15.0 million) markets, partially offset by positive development in the Michigan market. The Company announced its exit from the Florida market in 2002 and also discontinued writing occurrence-based policies in the Ohio and Kentucky markets in 2002.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses (continued)
      In the second half of 2001, the Company encountered a large increase in reported losses, primarily in its Florida, Ohio and Kentucky medical professional liability markets. These higher than expected reported loss trends continued into 2002, but at a much lower level. As a result, the Company increased prior year loss reserves in 2002, primarily in its Ohio and Florida markets.
      Management believes that the estimate of the ultimate liability for losses and loss adjustment expenses at December 31, 2004 is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and losses and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

9.	Long Term Debt
      In 2003, the Company formed American Physicians Capital Statutory Trust I and APCapital Trust II (the “Trusts”) by contributing equity of $464,000 to each trust. The trusts were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“TPS”). Each trust issued $15 million of TPS to another trust formed by an institutional investor. The trusts received a total of $29.1 million in net proceeds, after the deduction of a total of approximately $906,000 of commissions paid to the placement agents in the transactions. These commissions were ultimately paid by APCapital, and have been capitalized and are included in other assets on the accompanying Consolidated Balance Sheet. Issuance costs will be amortized over five years as a component of amortization expense.
      In accordance with FIN No. 46R, “Consolidation of Variable Interest Entities,” these trusts are not consolidated in the Company’s Consolidated Financial Statements.
      The gross proceeds from the trust issuances, and the cash from the equity contribution, were used by the trusts to purchase Debentures issued by APCapital. The TPS issued by the trusts have financial terms similar to the floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by APCapital.
      The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and plus 4.20% for the second trust issuance, payable quarterly. The interest rate is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 12.50%. The weighted average interest rates of 5.59% (Trust I issuance) and 5.73% (Trust II issuance) resulted in interest expense of approximately $1.7 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, accrued interest payable to the trusts was approximately $224,000 and $182,000, respectively. The Debentures are callable by APCapital at par beginning in May 2008. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.
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
A reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004		2003		2002

	Written	Earned	Written	Earned	Written	Earned

	(In thousands)
Direct	$213,945	$227,528	$256,236	$256,458	$266,260	$262,847
Ceded	(30,482)	(30,100)	(36,343)	(36,014)	(29,769)	(29,271)
Assumed	2,968	3,151	4,754	4,146	1,926	1,975

Net	$186,431	$200,579	$224,647	$224,590	$238,417	$235,551

Assumed as a percentage of net	1.6%	1.6%	2.1%	1.8%	0.8%	0.8%

      Losses and loss adjustment expenses incurred are net of ceded losses of $29,832,000 for 2004, $33,497,000 for 2003, and $31,725,000 for 2002.
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
      The Company had reinsurance recoverables from the following reinsurers at December 31, 2004 and 2003:

	2004	2003

	(In thousands)
Hannover Ruckversicherungs	$43,561	$34,348
Gerling Global Reinsurance Corporation	—	17,528
American Re-Insurance Company	21,556	13,507
Transatlantic Reinsurance Company	13,583	11,284
General Reinsurance Corporation	6,594	5,250
PMA Capital Insurance Corporation	2,488	4,739
Lloyds of London	3,066	4,515
Workers Compensation Reinsurance Association	1,105	2,427
Medical Assurance Company	—	2,363
Employers Reinsurance Corporation	1,113	1,762
Converium Reinsurance	1,503	1,718
Others	20,646	15,730

	$115,215	$115,171

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Reinsurance (continued)
      Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Reinsurance recoverable	$103,312	$103,652
Prepaid reinsurance premium (included in other assets on the accompanying Consolidated Balance Sheets)	11,903	11,519

Amounts recoverable from reinsurers	$115,215	$115,171

      The Company commuted its ceded reinsurance treaties with Gerling during 2004. The Company recognized the $13.5 million cash settlement received from Gerling as reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) in the current year. In connection with the commutation, the Company released Gerling from its obligations under the treaties, which resulted in a reduction of the Company’s reinsurance recoverables of approximately $17.9 million (thereby increasing losses and loss adjustment expenses incurred). The net effect of the commutation was an increase in losses and loss adjustment expenses of $4.4 million, partially offset by an $837,000 increase in net premiums earned.

11.	Income Taxes
      The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of:

	2004	2003	2002

	(In thousands)
Current benefit	$(2,680)	$(3,620)	$(3,478)
Deferred benefit	9,011	(10,756)	(2,051)
Deferred tax valuation allowance	(6,621)	50,672	—

	$(290)	$36,296	$(5,529)

      Income taxes incurred do not bear the usual relationship to income before income taxes for the years ended December 31, 2004, 2003, and 2002 due to the following:

	2004		2003		2002

	(In thousands)
Income (loss) before income taxes	$19,750		$(40,883)		$(14,941)

Tax at statutory rate	6,913	35.0%	(14,309)	35.0%	(5,229)	35.0%
Tax effect of:
Tax exempt interest	(338)	-1.7%	(486)	1.2%	(525)	3.5%
Other items, net	(244)	-1.2%	419	-1.0%	225	-1.5%
Valuation allowance	(6,621)	-33.5%	50,672	-123.9%	—	0.0%

	$(290)	-1.5%	$36,296	-88.8%	$(5,529)	37.0%

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Income Taxes (continued)
expected to reverse, and has determined, based on its reported net losses in 2003 and 2002, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset.
      At December 31, 2004 and 2003, the components of the net deferred federal income tax asset were as follows:

	2004	2003

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$27,612	$29,385
Net operating loss carryforwards	14,225	15,658
Unearned and audit premiums	6,884	7,732
Minimum tax credits	8,445	8,242
Realized losses on investments	2,633	4,257
Goodwill	4,509	4,827
Other	2,598	2,604

Total deferred tax assets	66,906	72,705

Deferred tax liabilities arising from
Deferred policy acquisition costs	2,758	3,656
Net unrealized gains on securities	8,430	15,942
Other	2,352	2,435

Total deferred tax liabilities	13,540	22,033

Net deferred tax asset before valuation allowance	53,366	50,672

Valuation allowance	(53,366)	(50,672)

Net deferred tax asset	$—	$—

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Income Taxes (continued)
      The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2004 and 2003.

	2004	2003

	(In thousands)
Valuation allowance balance, January 1	$(50,672)	$—
Change in valuation allowance allocated to:
Federal income tax benefit (expense) from continuing operations	6,621	(50,672)
Unrealized depreciation on investment securities allocated to other comprehensive income	(7,512)	—
Incremental tax benefit from stock based compensation allocated to additional paid in capital	(1,775)	—
Unearned stock compensation	(28)	—

Valuation allowance balance, December 31	$(53,366)	$(50,672)

      At December 31, 2004, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration

	(In thousands)
New Mexico Physicians Mutual Liability Company merger(2)	$2,906	$575	2010
State Mutual Insurance Company merger(2)	$2,377	$340	2011
2003 net operating loss	$35,360	(1)	2018

(1)	There are no change in control limitations on the annual use of net operating losses related to the year ended December 31, 2003.

(2)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997.
      In addition, the Company had approximately $8.4 million of minimum tax credits which can be carried forward indefinitely.

12.	Shareholders’ Equity
      In September 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This brings the total number of shares authorized to be repurchased under publicly announced plans to 3,615,439.
      The following table reflects the number of shares repurchased during the years ended December 31, 2004, 2003 and 2002, the cost of shares repurchased, the average price per share repurchased during those periods, as well as the cumulative inception to date totals.

	Inception	For the Year Ended December 31,
	to Date
	Totals	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Number of shares repurchased	3,197,070	—	272,800	1,555,100
Cost of shares repurchased	$60,384	$—	$7,676	$27,483
Average cost per share repurchased	$18.89	$—	$28.14	$17.67

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Shareholders’ Equity (continued)
      The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of December 31, 2004, the Company has 418,369 shares of its September 11, 2003 stock repurchase program remaining to be purchased.
      In addition to the shares above, which were repurchased in connection with publicly announced plans, the Company repurchased 166,017 that were tendered in lieu of cash in connection with the exercise of stock options awards.

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
      Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, long-term debt, and note payable constitute financial instruments. The carrying amounts of all financial instruments approximated their fair values at December 31, 2004 and 2003.

14.	Restructuring Charges and Exit Costs

Termination Benefits
      In 2001, the Company reduced personnel in its Information Systems department and its management team and completed its phase out of the personal and commercial lines. At December 31, 2002, substantially all activities related to the restructuring initiatives were substantially complete; however, structured severance packages were not completely paid out until 2003.
      In the fourth quarter of 2003, the Company began to exit its workers’ compensation line of business. A total of twelve employees were terminated resulting in $808,000 of employee severance costs. Additional expenses of $185,000 were incurred in 2004 related to termination benefits associated with the run-off and exit of this line of business. These costs are included in the Other Expenses line in the income statement and are included in the loss before taxes reported for the workers’ compensation segment for the years ended December 31, 2004 and 2003.
      The remaining amounts to be paid for restructuring charges are as follows:

	2004	2003	2002

	(In thousands)
Balance, January 1	$727	$216	$1,130
Employee separations	185	808	—
Payments	(811)	(297)	(914)

Balance, December 31	$101	$727	$216

      In addition to the above amounts, certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 2007. The employee separation costs

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring Charges and Exit Costs (continued)
related to these individuals will be recognized prospectively over the future service period. At December 31, 2004, total future employee separation costs are estimated to be approximately $89,000.

Contract Termination Costs
      In the fourth quarter of 2004, the Company subleased approximately 10,000 square feet of office space in Chicago, Illinois. The difference in the cash flows between the Company’s obligation for the subleased space in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next ten years, has been discounted, using an interest rate of approximately six-percent, to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the liability.
      The following table shows the costs incurred, payments made, and ending liability incurred in connection with this contract termination:

2004

(In thousands)
Balance, January 1	$—
Contract termination costs	1,091
Payments	(170)

Balance, December 31	$921

      The costs above have been included in the Other Expenses line in the income statement and are allocated to the Company’s various segments based on the estimated square footage of the subleased space that segment intended to use. No additional costs are expected to be incurred in future periods in connection with this sublease; however, changes in the estimate of the liability may be recognized as certain costs under the original lease terms were not fixed.

15.	Related Party Transactions
      On January 2, 2004, the $6.0 million obligation to the Company’s former President and Chief Executive Officer (“CEO”) was repaid in its entirety in connection with his retirement.
      The former President and CEO of the Company is a majority owner of SCW Agency Group, Inc., an agency that sells the Company’s medical professional liability insurance in Michigan, Illinois, Kentucky, Florida and Nevada and workers’ compensation insurance in Michigan, Kentucky and other states. Direct premiums written by the agency during 2004, 2003 and 2002 totaled $74,372,000, $75,270,000 and $70,810,000, respectively, representing, 34.8%, 29.4% and 26.6% of direct premiums written during such years. Commission expense incurred related to SCW approximated $5,776,000, $5,962,000 and $5,560,000 in 2004, 2003 and 2002, respectively.
      During 2004, the Company’s former President and CEO, and majority owner of SCW, received payments totaling $120,000 for consulting services.
      SCW leased approximately 10,000 square feet of office space from the Company for a portion of 2004, approximately 10,000 square feet in 2003 and approximately 13,000 square feet in 2002. The Company received $80,000, $214,000 and $283,000 in rental income in 2004, 2003, and 2002, respectively, from the agency related to the leased office space.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions (continued)
      At December 31, 2003, the Company had a $286,000 non-interest bearing note receivable from SCW. At December 31, 2003, the Company had established an allowance in the full amount of the note. As part of the new master agency agreement between American Physicians and SCW, which was effective January 1, 2004, this note was forgiven in exchange for certain more favorable contract terms. Accordingly, the note and the allowance were written off during 2004, which did not result in a charge to income during 2004.
      The Company has a $1.5 million note receivable from Chandler Office Park, LLC, a 50% owned real estate partnership accounted for on the equity method. The note is secured by the value of the land owned by the LLC.
      During the fourth quarter of 2004, the Company sold its 25% ownership interest in another of its real estate partnerships, Chandler Homes LLC, to the partnership’s other investors. These other investors also own the other 50% of the Chandler Office Park, LLC mentioned above. A gain of $650,000 was recognized on the sale of the Company’s interest in Chandler Homes LLC. The consideration received by the Company consisted of $65,000 in cash and a note receivable in the amount of $585,000. The note bears interest at a rate of prime plus 1%, beginning on January 1, 2005, and is due in quarterly installments beginning on April 1, 2005, with any outstanding interest and principal due and payable in full on December 31, 2005.

16.	Employee Benefit Plans
      The Company offers benefits under certain defined contribution plans. In 2004, 2003 and 2002, the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $1,001,000, $986,000, and $995,000 for 2004, 2003, and 2002, respectively.

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
      Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. Options granted during 2004, 2003 and 2002 vest in annual installments of 33%, 33%, and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stock Based Compensation (continued)
      A summary of the Company’s stock option activity is as follows:

	2004		2003		2002

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of year	873,200	$18.01	987,500	$18.39	792,500	$17.80
Granted during the year	100,000	$21.54	5,000	$18.48	263,000	$18.72
Exercised during the year	(365,264)	$15.50	(25,800)	$16.55	(18,000)	$13.50
Canceled during the year	(88,500)	$18.58	(93,500)	$17.88	(50,000)	$20.58

Options outstanding at end of year	519,436	$18.71	873,200	$18.01	987,500	$18.39

      The number of stock option awards outstanding and exercisable at December 31, 2004 was as follows:

Options Outstanding				Options Exercisable

		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price

$13.50 - $13.50	134,000	5.93	$13.50	89,000	$13.50
$13.51 - $20.00	26,700	7.71	$17.15	14,850	$16.90
$20.01 - $21.54	358,736	7.57	$20.77	240,376	$20.46

Total	519,436			344,226

Options available for grant at end of year	94,048

      In December 2000, the Company granted 135,200 restricted shares of APCapital common stock, having a per share market value of $13.50, to certain officers, board members and employees. The restricted shares vest in annual installments of 10%, 15%, 20%, 25% and 30% on the first through fifth anniversaries, respectively, of the date of grant. At that date, the Company also granted 200 shares of restricted stock to each full-time employee for a total grant of 39,600 shares at $13.50 per share. These shares vested annually at a rate of 20%, 35% and 45%, in 2001, 2002, and 2003, respectively. In January 2004, the Company issued an additional 30,000 shares of restricted stock to certain employees with a market value at the date of grant of $17.20 per share. The shares granted in 2004 vest annually at a rate of 33%, 33% and 34% in January 2005, 2006 and 2007, respectively, as long as the grantees remain employed by the Company. The Company recognizes compensation cost for the stock awards on a straight-line basis over the period of vesting based on the awards’ intrinsic value.
      In addition to the aforementioned 30,000 shares of restricted stock granted to certain employees in 2004, the Company also granted 1,000 shares of unrestricted stock to newly appointed directors of the Company’s Board. The market value of the Company’s stock at the date of grant for these unrestricted shares was $27.21, resulting in compensation expense of approximately $27,000 during 2004.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stock Based Compensation (continued)
      The following table shows the number of unvested shares outstanding, the number of shares granted, vested and forfeited, as well as the compensation cost recognized in the Consolidated Income Statements related to these awards for each of the three years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted shares outstanding as of the beginning of the year	47,025	$13.50	107,891	$13.86	133,030	$13.50
Granted during the year	30,000	$17.20	0		6,971	$19.05
Vested during the year	(20,475)	$13.50	(51,210)	$13.50	(26,580)	$13.50
Forfeited during the year	(4,070)	$14.86	(9,656)	$17.51	(5,530)	$13.50

Restricted shares outstanding as of the end of the year	52,480	$15.51	47,025	$13.50	107,891	$13.86

Compensation cost recognized	$373,000		$565,000		$421,000

      In 2004 and 2003, the Company recognized a tax benefit of $1,775,000 and $261,000, respectively, related to the incremental tax benefit of restricted stock that vested during the year and stock options that were exercised during the year. This incremental tax benefit was credited to additional paid-in-capital.

18.	Earnings Per Share
      Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, “Earnings per Share.”

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Share (continued)
      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands, except per share
	amounts)
Numerator for basic and diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$20,030	$(76,831)	$(9,412)
Cumulative effect of a change in accounting principle	—	—	(9,079)

Net income (loss)	$20,030	$(76,831)	$(18,491)

Denominator:
Denominator for basic income (loss) per common share — weighted average shares outstanding	8,455	8,520	9,340
Effect of dilutive stock options and awards(1)	266	—	—

Denominator for diluted income (loss) per common share — adjusted weighted average shares outstanding	8,721	8,520	9,340

Income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle
Basic	$2.37	$(9.02)	$(1.01)
Diluted	$2.30	$(9.02)	$(1.01)
Cumulative effect of a change in accounting principle
Basic	$—	$—	$(0.97)
Diluted	$—	$—	$(0.97)
Net income (loss)
Basic	$2.37	$(9.02)	$(1.98)
Diluted	$2.30	$(9.02)	$(1.98)

(1)	As the Company was in a net loss position for the years ended December 31, 2003 and 2002, the effect of options or other stock-based awards was not calculated as they would have been anti-dilutive.

19.	Commitments and Contingencies
      The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company. At December 31, 2004 and 2003, the Company had a recorded liability of $392,000 and $300,000,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies (continued)
respectively, for amounts assessed by state guarantee associations, as well as the Company’s estimate of it’s share of any insolvencies not yet assessed.
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
      The Company is obligated under operating leases, which have various expiration dates through December 2014. Minimum future lease payments are as follows: 2005 — $1,068,000; 2006 — $984,000; 2007 — $737,000, 2008 — $625,000 and 2009 and thereafter — $2,999,000. Rental expense was $1,321,000 in 2004, $1,615,000 in 2003, and $1,900,000 in 2002.
      As of September 17, 2004, American Physicians entered into a stock purchase agreement with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement, as amended in November 2004, states that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. The closing of the purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance. If the transaction is completed, American Physicians will own approximately 24% of PICW’s outstanding shares.
      On December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints alleged violations of federal securities laws for certain disclosures made by the Company between February 13, 2003 and November 6, 2003 regarding its operating results and the adequacy of its reserves, and each sought monetary damages in an unspecified amount. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. On June 28, 2004, the Company and the individual defendants filed a motion to dismiss the complaint. The motion was successful and the complaint was dismissed with prejudice on January 12, 2005, and no appeal was filed prior to the now expired deadline.
      The Company was not subject to any other material litigation at December 31, 2004. Though routine litigation matters may arise in the ordinary course of the Company’s insurance business, management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

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

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes.

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

•	Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas changes in deferred federal income taxes are recorded in surplus for statutory accounting purposes.

•	A valuation allowance is required under GAAP when it is determined that gross deferred tax assets cannot be realized, in whole or in part. For statutory accounting purposes, the valuation allowance is replaced with a more objective admitted asset test, which is intended to serve the same purpose as the GAAP valuation allowance. This more quantitative approach under statutory accounting can sometimes result in differing amounts of deferred tax assets being carried for GAAP and statutory accounting purposes.

•	American Physicians’ investment in PIC is not consolidated, but rather, accounted for based on the equity method of accounting.
      The following is statutory surplus at December 31, 2004, 2003, and 2002 and net income (loss) for the years then ended.

	2004(1)	2003	2002

	(In thousands)
Statutory surplus, December 31	$210,874	$150,270	$190,216

Statutory net income (loss) for the year ended December 31	$19,216	$(36,434)	$(10,117)

(1)	Effective March 31, 2004, ownership of APS was transferred from the holding company, APCapital, to American Physicians as a surplus contribution. The amount of statutory surplus reflected at December 31, 2004 does not include APS’s surplus as it is already recorded by American Physicians.
      Approximately $1.046 billion of consolidated assets represent assets of the insurance companies that are subject to regulation as to the amount that may be transferred to APCapital in the form of dividends, loans or advances. The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding net realized gains (losses) on the sale of investments, or 10% of statutory surplus as of the preceding year end. Accordingly, as of January 1, 2005, approximately $20.6 million could be paid by the Company’s insurance subsidiaries without prior regulatory approval.

21.	Segment Information
      The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments — medical professional liability, other insurance lines and corporate and other.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Segment Information (continued)
Prior to 2004, the Company had five reportable segments — medical professional liability, workers’ compensation, health, personal and commercial insurance lines, as well as the corporate and other segment. As the Company has implemented its exit from the workers’ compensation and health insurance lines, and exited the personal and commercial lines in 2001, management’s emphasis on these lines, as well as their financial significance has decreased. Accordingly, these three previously separately reported segments have been aggregated into the other insurance lines segment reported in 2004. Reported 2003 and 2002 amounts have been reclassified to conform to the current year presentation.
      The accounting policies of the segments are consistent with those described in the basis of presentation. The premiums and loss and loss adjustment expenses of each segment are specific to the various insurance lines. Estimates for underwriting and other expenses are based primarily on the written or earned premium associated with the segment. Investment income, investment expenses and other items of income or expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses are all attributed to the holding company and are included in corporate and other. Restructuring expenses and exit costs are allocated to the segments based on the nature of the cost.
      The financial information that management reviews in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
Total assets:	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
December 31,
2004	$977,230	75,704	227,106	(210,141)	$1,069,899
2003	$909,372	123,064	234,326	(203,716)	$1,063,046

	For the Year Ended December 31, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$173,835	$26,744	$—	$—	$200,579
Investment income	43,273	4,050	50	—	47,373
Other revenue items	3,172	133	43	(620)	2,728

Total revenues	220,280	30,927	93	(620)	$250,680
Expenses:
Loss and loss adjustment expenses	145,519	32,267	—	—	177,786
Underwriting expenses	35,320	7,361	—	—	42,681
General and administrative expenses	—	—	3,918	—	3,918
Other expense items	2,969	673	3,523	(620)	6,545

Total expenses	183,808	40,301	7,441	(620)	230,930

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	$36,472	$(9,374)	$(7,348)	$—	$19,750

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Segment Information (continued)

	For the Year Ended December 31, 2003

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$158,777	$65,813	$—	$—	$224,590
Investment income	36,282	6,650	362	—	43,294
Other revenue items	2,874	330	881	(578)	3,507

Total revenues	197,933	72,793	1,243	(578)	$271,391
Expenses:
Loss and loss adjustment expenses	197,430	55,312	—	—	252,742
Underwriting expenses	31,315	19,789	—	—	51,104
General and administrative expenses	—	—	2,921	—	2,921
Other expense items	3,009	1,398	1,678	(578)	5,507

Total expenses	231,754	76,499	4,599	(578)	312,274

Loss before income taxes, minority interest and cumulative effect of a change in accounting principle	$(33,821)	$(3,706)	$(3,356)	$—	$(40,883)

	For the Year Ended December 31, 2002

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$148,646	$86,905	$—	$—	$235,551
Investment income	37,349	6,811	615	—	44,775
Other revenue items	1,357	(604)	770	(560)	213

Total revenues	186,602	93,112	1,385	(560)	$280,539
Expenses:
Loss and loss adjustment expenses	162,250	79,778	—	—	242,028
Underwriting expenses	27,157	21,436	—	—	48,593
General and administrative expenses	—	—	1,395	—	1,395
Other expense items	2,414	603	1,007	(560)	3,464

Total expenses	191,821	101,817	2,402	(560)	295,480

Loss before income taxes, minority interest and cumulative effect of a change in accounting principle	$(5,219)	$(8,705)	$(1,017)	$—	$(14,941)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)
      The unaudited operating results by quarter for 2004 and 2003 are summarized below:

		Income (Loss)
		Before Taxes,
		Minority Interest,		Net Income (Loss)
		and Cumulative	Net	Per Common
	Total	Effect of a Change in	Income	Share Assuming
	Revenues	Accounting Principle	(Loss)	Dilution*

	(In thousands, except per share data)
2004
1st Quarter	$69,103	$4,781	$5,874	$0.69
2nd Quarter	63,576	3,576	3,098	0.36
3rd Quarter	59,526	4,773	4,549	0.52
4th Quarter	58,475	6,620	6,509	0.73

	$250,680	$19,750	$20,030

2003
1st Quarter	$68,979	$(1,515)	$(985)	$(0.11)
2nd Quarter	66,267	1,703	1,107	0.12
3rd Quarter**	68,292	(42,434)	(77,055)	(9.03)
4th Quarter	67,853	1,363	102	0.01

	$271,391	$(40,883)	$(76,831)

*	For periods where the Company incurred a loss, no effect of awards or options were calculated as the impact would be anti-dilutive).

**	The significant loss in the third quarter of 2003, as compared to the first, second and fourth quarter of the same year, was primarily the result of adverse development on prior year loss reserves (Note 8) and the establishment of a deferred tax valuation allowance (Note 11).

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEET
December 31, 2004 and 2003

	2004	2003

	(In thousands)
ASSETS
Investments in subsidiaries	$218,732	$202,787
Equity securities	928	928
Cash and cash equivalents	4,231	27,773
Deferred federal income taxes	—	—
Intangible asset	312	625
Federal income taxes recoverable from affiliates	9,740	—
Other assets	1,619	1,731

Total assets	$235,562	$233,844

LIABILITIES
Long-term debt	$30,928	$30,928
Accrued expenses and other liabilities	2,510	1,108

Total liabilities	33,438	32,036

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 8,671,984 and 8,445,807 shares outstanding at December 31, 2004 and 2003, respectively
Additional paid-in capital	86,956	85,137
Retained earnings	107,382	87,352
Unearned stock compensation	(368)	(288)
Accumulated other comprehensive income, net of deferred federal income taxes	8,154	29,607

Total shareholders’ equity	202,124	201,808

Total liabilities and shareholders’ equity	$235,562	$233,844

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Revenues
Investment income	$36	$344	$587
Other income	—	15	—

Total revenues	36	359	587
Expenses
Interest expense	1,714	1,008	—
Amortization expense	494	128	—
General and administrative expenses	3,732	2,813	1,178

Total expenses	5,940	3,949	1,178
Loss before income taxes and equity in undistributed loss of subsidiaries	(5,904)	(3,590)	(591)
Federal income tax (benefit) expense	(8,736)	393	(209)

Income (loss) before equity in undistributed loss of subsidiaries	2,832	(3,983)	(382)
Equity in undistributed income (loss) of subsidiaries	17,198	(72,848)	(18,109)

Net income (loss)	$20,030	$(76,831)	$(18,491)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$20,030	$(76,831)	$(18,491)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed (income) loss of subsidiaries	(17,198)	72,848	18,109
Amortization	691	518	323
Deferred federal income taxes	—	942	(403)
Changes in:
Federal or intercompany income taxes recoverable/payable	(9,740)	207	580
Accrued expenses and other liabilities	1,402	504	(1,014)
Other assets	112	(544)	3,672

Net cash (used in) provided by operating activities	(4,703)	(2,356)	2,776

Cash flows from investing activities
Acquisition of intangible asset	—	(625)	—
Net contributions to subsidiaries	(20,200)	(10,928)	—

Net cash used in investing activities	(20,200)	(11,553)	—

Cash flows from financing activities
Common stock repurchased	—	(7,676)	(27,483)
Debt issuance costs	—	(906)	—
Issuance of long-term debt	—	30,928	—
Stock options exercised	1,334	440	243
Other	27	225	(75)

Net cash provided by (used in) financing activities	1,361	23,011	(27,315)

Net (decrease) increase in cash and cash equivalents	(23,542)	9,102	(24,539)
Cash and cash equivalents, beginning of year	27,773	18,671	43,210

Cash and cash equivalents, end of year	$4,231	$27,773	$18,671

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Year Ended December 31, 2004

(1)	Description of Business
      American Physicians Capital, Inc. (APCapital) is an insurance holding company incorporated under Michigan law on July 6, 2000.
      APCapital owns all of the issued and outstanding common stock of the following entities either directly, or indirectly through one of the entities listed below:

American Physicians Assurance Corporation — a stock insurance company incorporated under Michigan law (American Physicians), formerly Mutual Insurance Corporation Of America

Insurance Corporation of America — a stock insurance company incorporated under Michigan law (ICA).

APSpecialty Insurance Corporation — a stock insurance company incorporated under Michigan law (APSpecialty), formerly RML Insurance Company.

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

(2)	Long Term Debt
      In 2003, APCapital issued $30.9 million of floating rate junior subordinated deferrable interest debentures (“Debentures”) to subsidiary trusts. The trusts have issued mandatorily redeemable trust preferred securities that have terms that are essentially the same as the Debentures issued by APCapital, which are the only assets of the trusts. See Note 9 of the Notes to Consolidated Financial Statements for a description of the Debentures and the transactions in which they were issued.

(3)	Federal Income Taxes
      The Company files a consolidated federal income tax return with the following entities:

American Physicians	APDirect Sales, LLC
APSpecialty	APConsulting, LLC
ICA	Alpha Advisors, Inc.
      Allocation of taxes among the entities is subject to a written agreement, and is based upon separate return calculations, with current credit for net losses to the extent they can be used in the current year consolidated tax return.

(4)	Dividends Received/Paid
      In January of 2004, APCapital made a $25 million cash surplus contribution to American Physicians. Effective March 31, 2004, APCapital contributed the stock of APSpecialty to American Physicians. The statutory surplus of APSpecialty at the date of transfer was $20.5 million. In December 2004, American Physicians paid an $8.0 million dividend to APCapital, which enabled APCapital to make a surplus contribution of $4.0 million to ICA in December 2004. In addition, APIndemnity paid an $800,000 dividend to APCapital in December 2004.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

	At or for the Year Ended December 31, 2004

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Medical professional liability	$8,082	$634,304	$88,919	$—	$173,835	$41,008	$145,519	$20,191	$15,129	$175,042
Other insurance	—	59,326	1,121	—	26,744	3,841	32,267	2,558	4,803	11,389
Corporate and other	—	—	—	—	—	(556)	—	—	—	—
Intersegment eliminations	—	—	—	—	—	620	—	—	—	—

Total	$8,082	$693,630	$90,040	$—	$200,579	$44,913	$177,786	$22,749	$19,932	$186,431

	At or for the Year Ended December 31, 2003

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

					(In thousands)
Medical professional liability	$8,512	$598,329	$87,330	$—	$158,777	$33,748	$197,430	$19,376	$11,939	$164,157
Other insurance	1,949	75,276	16,476	—	65,813	6,208	55,312	5,994	13,795	60,490
Corporate and other	—	—	—	—	—	(180)	—	—	—	—
Intersegment eliminations	—	—	—	—	—	578	—	—	—	—

Total	$10,461	$673,605	$103,806	$—	$224,590	$40,354	$252,742	$25,370	$25,734	$224,647

	At or for the Year Ended December 31, 2002

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Medical professional liability	$8,067	$542,456	$80,433	$—	$148,646	$35,156	$162,250	$19,284	$7,873	$154,583
Other insurance	2,810	95,038	22,987	—	86,905	6,360	79,778	8,742	12,694	83,834
Corporate and other	—	—	—	—	—	(392)	—			—
Intersegment eliminations	—	—	—	—	—	560	—			—

Total	$10,877	$637,494	$103,420	$—	$235,551	$41,684	$242,028	$28,026	$20,567	$238,417

(1)	Net investment income is allocated to each of the segments based on that segment’s “ownership” of the underlying income producing assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure material information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over underwriting and claims processes performed at its New Mexico location. The control deficiency at this location relates to deficiencies in our processing and recording of premiums, paid losses, loss adjustment expenses and the related case reserves at December 31, 2004. Specifically, the deficiencies identified included a lack of segregation of duties, insufficient management monitoring and oversight of the underwriting and claims processes, and a lack of adequate documentation to provide evidence of the performance of key controls. The policy and claim administration systems support the underwriting and claims processing at the New Mexico location. These systems lack controls necessary to ensure all premiums and claims transactions are properly processed and accumulated. In addition, access is not restricted to ensure unauthorized individuals do not have access to add, change or delete the underlying premiums or claims data. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement of premiums, paid losses, loss adjustment expenses and the related case reserves that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Material Weakness
      As discussed in “Management’s Report on Internal Control Over Financial Reporting,” as of December 31, 2004, there was a material weakness in the Company’s internal control over financial reporting at our New Mexico location. The Company is in the process of converting data from the New Mexico policy and claim administration system to centrally supported systems. The conversion process is planned to be completed in the fourth quarter of 2005. In addition, to remediate the control deficiency, our New Mexico underwriting and claims processing personnel are being trained to ensure consistency in the application of underwriting and claims policies and procedures with those applied by the home office. Furthermore, involvement and oversight by home office personnel will continue throughout the system conversion process, at which time, all of the Company’s locations, including New Mexico, will be processing premiums and claims using the same general policies, procedures and guidelines, under a common system of internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
      Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      On December 31, 2004, we consummated a transaction in which PIC’s other investor assumed ownership of 100% of PIC’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million interest-bearing note receivable. The note receivable is to be paid in monthly installments beginning in January 2005, and continuing for seven years thereafter. The note is collateralized by 100% of the outstanding common stock of PIC. Because the note received in exchange for American Physicians ownership interest is secured by the common stock of PIC, the exchange was deemed, for accounting purposes, not to be a sale in accordance with GAAP, but was rather accounted for as a secured borrowing with pledge of collateral. Accordingly, we continue to consolidate PIC in accordance with the original assessment made under FIN No. 46R.
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

Item 14.	Principal Accountant Fees and Services
      The required information will be contained in the Proxy Statement under the caption “Independent Auditors” and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) and (2)
      Financial Statements:

Report of independent registered public accounting firm

Consolidated balance sheets as of December 31, 2004 and 2003

Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 16, 2005.

American Physicians Capital, Inc.

By:	/s/ R. Kevin Clinton

R. Kevin Clinton
Its: President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 16, 2005 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. Kevin Clinton R. Kevin Clinton	President, Chief Executive Officer and Director (principal executive officer)

/s/ Frank H. Freund Frank H. Freund	Executive Vice President, Treasurer, Chief Financial Officer (principal financial and principal accounting officer)

/s/ Thomas R. Berglund, M.D. Thomas R. Berglund, M.D.	Director and Chairman of the Board

/s/ Billy B. Baumann, M.D. Billy B. Baumann, M.D.	Director

/s/ Myron Emerick, D.O. Myron Emerick, D.O.	Director

/s/ Daniel L. Gorman Daniel L. Gorman	Director

/s/ AppaRao Mukkamala, M.D. AppaRao Mukkamala, M.D.	Director

/s/ D. Joseph Olson, J.D. D. Joseph Olson, J.D.	Director

/s/ Spencer L. Schneider, J.D. Spencer L. Schneider, J.D.	Director

/s/ Lloyd A. Schwartz Lloyd A. Schwartz	Director

/s/ Joseph Stilwell Joseph Stilwell	Director

EXHIBIT INDEX
      The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital’s commission file number is 000-32057.

Exhibit
Number	Description

2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)
3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended January 26, 2005(13)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(8)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(8)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.2	Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians and William B. Cheeseman and William J. Gaugier(2)
10.3	First Amendment, dated October 9, 2000, to Stock Purchase Agreement, dated August 31, 1999, by and among American Physicians, William B. Cheeseman and William J. Gaugier(2)
10.4	Stock Purchase Agreement between Kentucky Medical Insurance Company and Stratton, Cheeseman & Walsh, Inc., dated March 6, 1997(2)
10.5	American Physicians/ SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)
10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)
*10.7	Employment Agreement between William B. Cheeseman and MICOA Management Company, Inc., dated October 27, 1999(4)
10.10	Agency Agreement between American Physicians and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(7)
10.11	Sub-Agent Agreement between SCW Agency Group, Inc. and Managed Insurance Services, Inc., dated April 11, 2000(2)
10.12	MSMS/ American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)
*10.16	Executive Employment Agreement, dated as of October 11, 2000, between Margo C. Runkle and American Physicians(4)
*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)
*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)
10.22	Standstill Agreement, dated February 20, 2002, between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(5)
10.23	Description of unwritten sublease arrangement between American Physicians and SCW Agency(6)
10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(8)
10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(8)
10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(8)

Exhibit
Number	Description

10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(8)
10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(8)
10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(8)
*10.32	Executive Employment Agreement, dated as of June 2, 2003, between Thomas Chase and American Physicians Assurance Corporation(8)
*10.33	Letter Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(9)
*10.34	Consulting Agreement between William B. Cheeseman and American Physicians Capital, Inc., Dated As Of December 23, 2003(9)
**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(9)
10.37	Standstill Agreement, dated April 7, 2004 between the company and Daniel L. Gorman(9)
10.38	Summary of 2004 Short-Term Incentive Plan(11)
10.39	Amendment dated October 31, 2002, to the Standstill Agreement, dated February 20, 2002 between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(11)
10.40	Amendment, dated September 15, 2004, to the Standstill Agreement dated February 20, 2002, between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(11)
10.41	Standstill Agreement, dated November 10, 2004, between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(12)
*10.42	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood (14)
21.1	Subsidiaries of APCapital(9)
23.1	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934(1)
99.1	Stock Purchase Agreement with Exhibits, dated as of September 17, 2004, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.(11)
99.2	Amendment No. 1 to Stock Purchase Agreement with Exhibits, dated as of November 30, 2004, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.(1)
99.3	Stock Pledge Agreement, dated as of December 31, 2004 between Daniel R. O’Neal and American Physicians Assurance Corporation(1)
99.4	Promissory Note from Daniel R. O’Neal to American Physicians Assurance Corporation, dated December 31, 2004(1)

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 21, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s 2001 Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed as an exhibit to APCapital’s 2002 Annual Report on Form 10-K and incorporated herein by reference.

(8)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to APCapital’s 2003 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(10)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated April 7, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated November 15, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated January 31, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 28, 2005 and incorporated herein by reference.