Form 10-Q
period 2005-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2005-05-10
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-32057
American Physicians Capital, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-3543910
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1301 North Hagadorn Road, East Lansing, Michigan (Address of principal executive offices)	48823 (Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     YES ☑          NO ☐
      The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2005 was 8,716,640.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Investments:
Fixed maturities, at fair value	$727,246	$657,706
Equity securities, at fair value	2,513	2,091
Other investments	7,322	7,365

Total investments	737,081	667,162
Cash and cash equivalents	103,229	190,936
Premiums receivable	50,782	54,614
Reinsurance recoverable	109,079	103,312
Federal income tax recoverable	1,400	1,569
Property and equipment, net of accumulated depreciation	11,914	12,181
Intangible assets	469	625
Other assets	40,154	39,500

Total assets	$1,054,108	$1,069,899

LIABILITIES
Unpaid losses and loss adjustment expenses	$697,339	$693,630
Unearned premiums	89,200	90,040
Long-term debt	30,928	30,928
Other liabilities	34,133	50,977

Total liabilities	851,600	865,575
Minority Interest in Consolidated Subsidiary	2,289	2,200
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,716,640 and 8,671,984 shares outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	87,856	86,956
Retained earnings	114,714	107,382
Unearned stock compensation	(271)	(368)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	(2,080)	8,154

Total shareholders’ equity	200,219	202,124

Total liabilities and shareholders’ equity	$1,054,108	$1,069,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
	(Unaudited)
Net premiums written	$42,231	$48,033
Change in net unearned premiums	1,662	6,044

Net premiums earned	43,893	54,077
Investment income	10,642	13,213
Net realized (losses) gains	(66)	1,636
Other income	234	177

Total revenues and other income	54,703	69,103
Losses and loss adjustment expenses	35,849	49,840
Underwriting expenses	9,130	12,265
Investment expenses	299	733
Interest expense	524	401
Amortization expense	202	274
General and administrative expenses	1,038	688
Other expenses	70	121

Total expenses	47,112	64,322

Income before federal income taxes and minority interest	7,591	4,781
Federal income tax expense (benefit)	170	(1,079)

Income before minority interest	7,421	5,860
Minority interest in net (income) loss of consolidated subsidiary	(89)	14

Net income	$7,332	$5,874

Net income per common share
Basic	$0.85	$0.70
Diluted	$0.82	$0.69
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Net income	$7,332	$5,874
Other comprehensive income:
Unrealized (depreciation) appreciation on investment securities arising during the period, net of deferred federal income tax (benefit) expense of $(3,592) in 2005 and $1,846 in 2004	(6,670)	3,428
Change in deferred tax valuation allowance	(3,582)	—
Less reclassification adjustment for realized losses (gains) on investment securities included in net income, net of income tax expense (benefit) of $10 in 2005 and $(622) in 2004	18	(1,155)

Other comprehensive (loss) income	(10,234)	2,273

Comprehensive (loss) income	$(2,902)	$8,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$7,332	$5,874
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,650	2,244
Net realized losses (gains)	66	(1,636)
Change in fair value of derivatives	819	(208)
Deferred federal income taxes	—	(1,079)
Minority interest in net income (loss) of consolidated subsidiary	89	(14)
Changes in:
Unpaid loss and loss adjustment expenses	3,709	9,111
Unearned premiums	(840)	(4,420)
Other assets and liabilities	(19,264)	(16,837)

Net cash used in operating activities	(6,439)	(6,965)
Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(114,425)	(11,073)
Available-for-sale — equity securities	(606)	(7,828)
Property and equipment	(259)	(414)
Sales and maturities
Available-for-sale — fixed maturities	33,049	67,630
Available-for-sale — equity securities	62	5,165
Real estate	—	2,255
Property and equipment	11	—

Net cash (used in) provided by investing activities	(82,168)	55,735
Cash flows from financing activities
Principal payment on note payable	—	(6,000)
Proceeds from stock options exercised	900	370

Net cash provided by (used in) financing activities	900	(5,630)

Net (decrease) increase in cash and cash equivalents	(87,707)	43,140
Cash and cash equivalents, beginning of period	190,936	102,051

Cash and cash equivalents, end of period	$103,229	$145,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

Basis of consolidation and reporting
      The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective January 24, 2005, APConsulting LLC and APDirect Sales, LLC were dissolved. In addition, the accounts of Physicians Insurance Company, a subsidiary which is accounted for as if it were 49% owned, have been consolidated in the accompanying unaudited Condensed Consolidated Financial Statements. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.
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
      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form  10-K for the year ended December 31, 2004.
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

Nature of business
      The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers throughout the United States of America, with an emphasis on markets in the Midwest. Historically, the Company has also provided workers’ compensation and health insurance. However, in 2003, the Company began taking steps to exit these lines. These lines are now included in the other insurance lines segment along with the Company’s personal and commercial insurance business, which it discontinued writing in 2001. Medical professional liability and other insurance lines direct premiums written accounted for approximately 98% and 2%, respectively, of total direct premiums written during the three months ended March 31, 2005.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

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
      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
Net income as reported	$7,332	$5,874
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(123)	(234)

Pro forma net income	$7,272	$5,705

Basic income per share
As reported	$0.85	$0.70
Pro forma	$0.84	$0.68
Diluted income per share
As reported	$0.82	$0.69
Pro forma	$0.82	$0.67
      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.
      There were no options or other stock awards granted during the three months ended March 31, 2005. At March 31, 2005, there were 474,750 options outstanding with a weighted average exercise price of $20.33.

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
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
Accordingly, any changes in the fair value of the entire interest-only certificates, based on quoted market prices, are recorded in current period earnings as a component of investment income.
      At March 31, 2005, the Company had such certificates with a fair value of approximately $3.9 million. The fair value of these certificates decreased approximately $819,000, resulting in a charge to investment income during the three-month period ended March 31, 2005. During the three months ended March 31, 2004, the fair value of these securities increased approximately $208,000, which resulted in additional investment income.

Minority Interests
      Minority interests on the accompanying unaudited Condensed Consolidated Balance Sheets and Statements of Income represents the 51% ownership interest of other investors in Physicians Insurance Company (“PIC”). PIC is included in the Company’s unaudited Condensed Consolidated Financial Statements as it has been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, has been determined to be the primary beneficiary in accordance with the guidance given in Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.”
      The Company’s investment in PIC, in March 2003, was made in conjunction with its decision to exit the Florida medical professional liability market starting in December 2002. The intent was for PIC to write as much medical professional liability insurance business as its capital and surplus levels would reasonably support, thereby limiting the Company’s exposure from its obligation under Florida state law to offer tail coverage to policyholders as the Company non-renewed their policies.
      At March 31, 2005 and December 31, 2004, PIC’s total assets were approximately $13.4 million and $12.9 million, respectively, and its net premiums earned were $799,000 and $382,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company.
      On December 31, 2004, the Company consummated a transaction in which PIC’s other investor assumed ownership of 100% of PIC’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million note that bears interest at 8%. During 2005, monthly interest-only payments are due on the note. Principal payments on the note begin in January 2006, and continue every month for seven years thereafter. The note is collateralized by 100% of the outstanding common stock of PIC, which had a statutory book value of approximately $4.7 million at March 31, 2005. Because the note received in exchange for American Physicians ownership interest is secured by the common stock of PIC, the exchange was deemed not to be a sale in accordance with GAAP, but was rather accounted for as a secured borrowing with pledge of collateral. Accordingly, the Company continues to consolidate PIC in accordance with the original assessment made under FIN No. 46R.

2.	Effects of New Accounting Pronouncements
      In 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance contained in EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1. The delay of the effective date will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which has not been issued yet as of the date of this filing.
      The disclosures requirements of EITF 03-1 continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be determined at this time. However, under the proposed guidance, decreases in the market value of certain investments could have a material adverse impact on the Company’s future results of operations.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R would have been effective as of the beginning of the first interim or annual period that begins after June 15, 2005. However, effective April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS No. 123R so that companies who are not small business filers will be required to adopt SFAS No. 123R beginning with the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005.
      SFAS No. 123R eliminates the option of accounting for share-based payments using the intrinsic value method and making only pro forma disclosures of the impact on earnings of the cost of stock options and other share-based awards measured using a fair value approach. SFAS No. 123R will require that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period) which is usually equal to the vesting period. In accordance with the transitional guidance given in SFAS No. 123R, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements.
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
      SFAS No. 123R requires that a company make a policy decision about whether to recognize compensation cost for an award with only service conditions that has a graded vesting schedule (a) on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards or (b) on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company has historically treated its option grants as multiple awards with separate vesting periods, while non-vested stock awards have been amortized on a straight-line basis over the requisite service period for the entire award. However, going forward the Company intends to recognize compensation expense for all stock-based awards as if they were multiple awards with separate vesting periods.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The following table shows future compensation expense, by quarter, under both the current intrinsic value method and the fair value method as required by SFAS No. 123R, as well as the incremental expense that will be recognized as a result of the adoption of SFAS No. 123R.

	Current Intrinsic		SFAS No. 123R		Increase (Decrease) in Expense
	Value Method		Fair Value Method		Under SFAS No. 123R

	Non-Vested	Stock	Non-Vested	Stock	Non-Vested	Stock	Total of All
	Stock	Option	Stock	Option	Stock	Option	Stock Based
For the Quarter Ended	Awards	Grants	Awards	Grants	Awards	Grants	Awards

	(In thousands)
March 31, 2006	$39	$—	$11	$30	$(28)	$30	$2
June 30, 2006	40	—	13	30	(26)	30	4
September 30, 2006	40	—	14	31	(27)	31	4
December 31, 2006	40	—	14	31	(27)	31	4
March 31, 2007	6	—	2	17	(4)	17	13

Total	$165	$—	$54	$139	$(112)	$139	$27

Note:	Amounts reported in table are gross, not net of related tax effects
      As of March 31, 2005, there are no unvested stock awards or option grants that have a required service period beyond the first quarter of 2007.

3.	Income Per Share
      Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were 8,647,669 and 8,411,234, respectively. Diluted weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were 8,918,751 and 8,526,870, respectively.
      The following table sets forth the computation of basic and diluted net income per common share:

	Three Months
	Ended March 31,

	2005	2004

	(In thousands,
	except per share
	data)
Numerator for basic and diluted income per common share:
Net income	$7,332	$5,874

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,648	8,411
Effect of dilutive stock options and awards	271	116

Denominator for diluted income per common share — adjusted weighted average shares outstanding	$8,919	$8,527

Net income — basic	$0.85	$0.70
Net income — diluted	$0.82	$0.69

4.	Segment Information
      The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments — medical professional liability, other insurance lines, and corporate and other.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and certain other estimates for underwriting expenses. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses are attributed exclusively to APCapital and are included in corporate and other.
      The following tables show total assets and income (loss) before income taxes and minority interests for each of the Company’s reportable segments:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Total assets:
March 31, 2005	$977,354	$70,803	$231,936	$(225,985)	$1,054,108
December 31, 2004	$977,230	$75,704	$227,106	$(210,141)	$1,069,899

	For the Three Months Ended March 31, 2005

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$42,155	$1,738	$—	$—	$43,893
Investment income	9,755	862	25	—	10,642
Other revenue items	114	(5)	222	(163)	168

Total revenues	52,024	2,595	247	(163)	54,703
Expenses:
Loss and loss adjustment expenses	33,137	2,712	—	—	35,849
Underwriting expenses	8,755	375	—	—	9,130
General and administrative expenses	—	—	1,038	—	1,038
Other expense items	358	66	834	(163)	1,095

Total expenses	42,250	3,153	1,872	(163)	47,112

Income (loss) before income taxes and minority interest	$9,774	$(558)	$(1,625)	$—	$7,591

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

	For the Three Months Ended March 31, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$42,456	$11,621	$—	$—	$54,077
Investment income	11,614	1,576	23	—	13,213
Other revenue items	1,561	196	199	(143)	1,813

Total revenues	55,631	13,393	222	(143)	69,103
Expenses:
Loss and loss adjustment expenses	38,685	11,155	—	—	49,840
Underwriting expenses	9,174	3,091	—	—	12,265
General and administrative expenses	—	—	688	—	688
Other expense items	790	226	656	(143)	1,529

Total expenses	48,649	14,472	1,344	(143)	64,322

Income (loss) before income taxes and minority interest	$6,982	$(1,079)	$(1,122)	$—	$4,781

5.	Investments
      The composition of the investment portfolio, including unrealized gains and losses at March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$136,647	$338	$(1,062)	$135,923
States and political subdivisions	4,665	230	—	4,895
Corporate securities	342,139	14,591	(400)	356,330
Mortgage-backed securities	220,888	866	(1,592)	220,162
Other debt securities	9,742	194	—	9,936

Fixed maturities	714,081	16,219	(3,054)	727,246
Equity securities	2,552	—	(39)	2,513

Total available-for-sale	$716,633	$16,219	$(3,093)	$729,759

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$150,787	$1,020	$(242)	$151,565
States and political subdivisions	5,173	331	—	5,504
Corporate securities	342,046	20,185	(24)	362,207
Mortgage-backed securities	125,838	2,816	(300)	128,354
Other debt securities	9,767	309	—	10,076

Fixed maturities	633,611	24,661	(566)	657,706
Equity securities	2,007	84	—	2,091

Total available-for-sale	$635,618	$24,745	$(566)	$659,797

      At March 31, 2005 and December 31, 2004, unrealized gains in the tables above include $46,000 and $340,000, respectively, of gains related to securities that contain an embedded derivative instrument. Similarly, unrealized losses of $(771,000) and $(246,000) as of March 31, 2005 and December 31, 2004, respectively, related to these securities are included in the tables above. These net gains or losses have been included in investment income for the period in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.

6.	Commitments and Contingencies
      APCapital’s subsidiary, American Physicians, entered into a stock purchase agreement, effective September 17, 2004, with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement, as amended, provides that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. The purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance, which is still pending. If the transaction is completed, American Physicians will own approximately 24% of PICW’s outstanding shares.
      The Company was not subject to any material litigation at March 31, 2005. Though routine litigation matters may arise in the ordinary course of the Company’s insurance business, management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

7.	Restructuring Charges and Other Exit Costs

Termination benefits
      In the fourth quarter of 2003, the Company began to exit its workers’ compensation and health lines of business. During the three months ended March 31, 2005 and 2004, additional restructuring costs of $26,000 and $121,000, respectively, were incurred, bringing the total amount incurred through March 31, 2005 to $1.0 million. These costs are included on the accompanying unaudited Condensed Consolidated Statements of Income in the other expenses line item.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The activity in the liability for restructuring charges for the three months ended March 31, 2005 and the year ended December 31, 2004 were as follows:

	Three
	Months Ended	Year Ended
	March 31, 2005	December 31, 2004

	(In thousands)
Balance, January 1	$101	$727
Employee separations	26	185
Payments	(14)	(811)

Balance, March 31 or December 31	$113	$101

      Certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 30, 2007. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At March 31, 2005, total future employee separation costs are estimated to be approximately $79,000.

Contract termination costs
      In the fourth quarter of 2004, the Company subleased approximately 10,000 square feet of office space in Chicago, Illinois to an unrelated third party. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next ten years, has been discounted using an interest rate of approximately six-percent, to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the liability.
      Activity in the liability for contract termination benefits for the three months ended March 31, 2005 and the year ended December 31, 2004 was as follows:

	Three
	Months Ended	Year Ended
	March 31, 2005	December 31, 2004

	(In thousands)
Balance, January 1	$921	$—
Payments	(102)	(170)
Contract termination costs	—	1,091
Changes in estimated cash flows	44	—
Discount accretion	20	—

Balance, March 31 or December 31	$883	$921

      Certain costs associated with the original lease and sublease are variable. As additional information regarding these variable costs becomes available, the estimated future cash flows are adjusted accordingly. Any change in the estimated liability as a result of these adjustments is charged or credited to earnings in the period of change. During the three months ended March 31, 2005, additional costs of $44,000 related to the sublease were recognized. These costs are included in the Other expense line item in the accompanying unaudited Condensed Consolidated Statements of Income. There was no expense recognized in connection with the sublease during the three months ended March 31, 2004.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

8.	Income Taxes
      The provision for income taxes for the three months ended March 31, 2005 and 2004 consists of the following:

	Three Months Ended
	March 31,

	2005	2004

Current expense	$398	$—
Deferred benefit	2,210	1,546
Deferred tax valuation allowance	(2,438)	(2,625)

Total	$170	$(1,079)

      Income taxes incurred do not bear the usual relationship to income before federal income taxes for the three months ended March 31, 2005 and 2004 due to the following:

	Three Months Ended March 31,

	2005		2004

Income before taxes	$7,591		$4,781

Tax at statutory rate	2,658	35.0%	1,673	35.0%
Tax effect of:
Tax exempt interest	(57)	(0.8)%	(107)	(2.2)%
Other items, net	7	0.1%	(20)	(0.4)%
Valuation allowance	(2,438)	(32.2)%	(2,625)	(55.0)%

	$170	2.2%	$(1,079)	(22.6)%

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on its reported losses during the years ended December 31, 2003, 2002 and 2001, that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced or eliminated upon evaluation of the availability of future taxable income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      At March 31, 2005 and December 31, 2004, the components of the net deferred federal income tax asset were as follows:

	March 31,	December 31,
	2005	2004

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$27,518	$27,612
Net operating loss carryforwards	12,333	14,225
Unearned and advanced premiums	6,492	6,884
Minimum tax credits	8,569	8,445
Realized losses on investments	2,642	2,633
Goodwill	4,423	4,509
Other	2,405	2,598

Total deferred tax assets	64,382	66,906

Deferred tax liabilities arising from
Deferred policy acquisition costs	2,810	2,758
Net unrealized gains on securities	4,848	8,430
Other	2,020	2,352

Total deferred tax liabilities	9,678	13,540

Net deferred tax asset before valuation allowance	54,704	53,366
Valuation allowance	(54,704)	(53,366)

Net deferred tax asset	$—	$—

      As the Company’s deferred tax assets and liabilities change, the valuation allowance also changes. Any change in the valuation allowance related to the tax effect of items that are included in operations is recorded as federal income tax expense (benefit) from operations in the period of change. In periods of reported net income, the change in the deferred tax valuation allowance that pertains to items that are not related to operations, such as unrealized appreciation or depreciation on investment securities, is reported as a component of that measure of income to which those items pertain. Accordingly, the Company has recorded the effect of the change in the valuation allowance related to unrealized appreciation or depreciation on investment securities, as well as expenses from employee stock options that have different book and tax treatments, directly to either comprehensive income or shareholders’ equity.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the periods ended March 31, 2005 and December 31, 2004.

	March 31,	December
	2005	2004

	(In thousands)
Valuation allowance balance, January 1	$(53,366)	$(50,672)
Change in valuation allowance allocated to:
Federal income tax benefit (expense) from operations	2,438	6,621
Unrealized depreciation on investment securities allocated to other comprehensive income	(3,582)	(7,512)
Incremental tax benefit from stock based compensation allocated to additional paid in capital	(228)	(1,775)
Other items allocated to shareholders’ equity	34	(28)

Valuation allowance balance, March 31, or December 31	$(54,704)	$(53,366)

      At March 31, 2005, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration

	(In thousands)
New Mexico Physicians Mutual Liability Company merger(2)	$2,331	$575	2010
State Mutual Insurance Company merger(2)	$2,037	$340	2012
2003 net operating loss(1)	$30,869	N/A	2018

(1)	There is no change in control limitations on the annual use of net operating losses related to the year ended December 31, 2003.

(2)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997.
      In addition to the net operating loss carryforwards above, at March 31, 2005, the Company had approximately $8.6 million of alternative minimum tax credits, which can be carried forward indefinitely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2004, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
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
      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. Also, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, particularly on a prospective basis. The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Any such adjustments could materially and adversely affect our results of operations for the period with respect to which the adjustment is made. Due to the volatility of losses in the medical professional liability and workers’ compensation industries, adjustments have occurred in each of the last several years, and additional adjustments may occur in the future.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from the workers’ compensation, health and personal and commercial lines of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for additional reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves on these run-off lines. Run-off lines typically have increased volatility as reported and paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates, especially on longer-tailed lines such as workers’ compensation.

•	If we are unable to timely and effectively convert data from our New Mexico policy administration information system to the same system as used for the underwriting and claims function in our other locations, underwriting and claim controls related to our New Mexico operations may continue to operate ineffectively. As a result, errors or inaccuracies in our processing and recording of premiums, paid losses and loss adjustment expenses and case reserves may not be detected on a timely basis.

Although we are taking steps to remediate these control deficiencies, there can be no assurance that we will be effective in doing so. If our remediation efforts are unsuccessful, there will continue to be a more than remote likelihood that a material misstatement in our financial statements relating to our New Mexico operation will not be detected.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	Tort reform is currently being considered in various forms by Congress. If enacted, such reform could preempt state tort reforms currently in effect in the markets in which we do business. If federal reforms are less favorable than those currently in place in our markets, such reforms could have a material adverse effect on our business.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial changes in claims frequency or severity patterns, our profitability may decline.

•	We may be unable to collect the full amount of reinsurance recoverable from PMA Capital Insurance Company and/or Converium Reinsurance (NA), Inc., as well as our other reinsurers, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	If reinsurance rates rise significantly or reinsurance from creditworthy reinsurers becomes unavailable, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan, Illinois, Ohio and New Mexico leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency that is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect our financial condition or results of operations.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A further reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	An increase in short-term interest rates will increase our debt service costs related to our variable rate long-term debt.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.
      Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Significant Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.
      The policies relating to unpaid loss and loss adjustment expenses, investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs are those we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004, and in Note 1 to our Consolidated Financial Statements contained in that report. There have been no material changes to these policies during the most recent quarter.
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
Results of Operations-Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Results of Operations
      During the three months ended March 31, 2005, our medical professional liability segment reported an underwriting gain for the first time since APCapital became a publicly-traded company. The following table shows the underwriting gain or loss of our insurance segments, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income.

	For the Three Months Ended March 31,

			Change

	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Underwriting gain (loss)
Medical professional liability	$263	$(5,403)	$5,666	(104.9)%
Other insurance lines	(1,349)	(2,625)	1,276	(48.6)%

Total underwriting gain (loss)	(1,086)	(8,028)	6,942	(86.5)%
Other revenue (expense) items
Investment income	10,642	13,213	(2,571)	(19.5)%
Net realized (losses) gains	(66)	1,636	(1,702)	(104.0)%
Other income	234	177	57	32.2%
Investment expenses	(299)	(733)	434	(59.2)%
Interest expense	(524)	(401)	(123)	30.7%
Amortization expense	(202)	(274)	72	(26.3)%
General and administrative expenses	(1,038)	(688)	(350)	50.9%
Other expenses	(70)	(121)	51	(42.1)%

Total other revenue and expense items	8,677	12,809	(4,132)	(32.3)%

Income before federal income taxes and minority interest	7,591	4,781	2,810	58.8%
Federal income tax expense (benefit)	170	(1,079)	1,249	(115.8)%

Income before minority interest	7,421	5,860	1,561	26.6%
Minority interest in (income) loss of consolidated subsidiary	(89)	14	(103)	(735.7)%

Net income	$7,332	$5,874	$1,458	24.8%

      The underwriting results of our insurance segments are generally the most critical component in evaluating fluctuations in our overall reported net income. Other income and expense items, such as investment income, realized gains and losses and general and administrative expenses will fluctuate from period to period, but they typically will not have as much of an impact on our results of operations as changes in our underwriting results. The underwriting results of our medical professional liability and other insurance lines segments are discussed in greater detail below.

      The decrease in investment income was primarily due to the absence of high-yield bonds in our investment portfolio during the first quarter of 2005. We began to liquidate our high-yield bond portfolio late in the first quarter of 2004, and completed the disposition of all such bonds by the end of the third quarter of 2004. The absence of these high-yield bonds will result in a reduction of investment income in future periods when compared with historical results. However, we believe that the benefit of reduced credit risk exposure and reduced risk of other than temporary impairments adequately compensates for the decrease in the overall yield of our bond portfolio. In addition to the decrease in investment income attributable to the change in the composition of our bond portfolio, we also had a lower average percentage of our overall investment portfolio invested in cash and cash equivalents during the first quarter of 2004 compared with 2005, as well as a one-time call premium of approximately $600,000 that we recorded in the first quarter of 2004.
      The change in fair value of certain investment securities that management has determined contain embedded derivative financial instruments is also included in investment income. These securities decreased in value during the first quarter of 2005, but increased in value in the first quarter of 2004 due to changes in interest rates during the period. Overall, the decrease in investment income attributable to changes in the fair value of these derivative securities was approximately $1.0 million when comparing the three months ended March 31, 2005 with the same period in 2004. These securities are described more fully in Note 1 of the accompanying unaudited Condensed Consolidated Financial Statements.
      As a result of the items mentioned above, the overall yield on our investment portfolio decreased to 5.14% for the three months ended March 31, 2005 compared to 6.78% for the three months ended March 31, 2004.
      The net realized gains reported in the first quarter of 2004 were primarily the result of the liquidation of a substantial portion of our high-yield investment securities, as well as gains from the sale of equity securities. During most of 2004, we had a very active equity security portfolio, with numerous small investment lots being acquired and disposed of multiple times. However, in the fourth quarter of 2004, we began to liquidate our non-affiliated equity security portfolio, which should reduce the equity security purchase and sales activity in the future. The realized loss during the three months ended March 31, 2005 was the result of a $27,000 charge for a security that was considered to be other than temporarily impaired, as well as a $39,000 loss recorded on the disposition of fixed assets.
      With the liquidation of our high-yield bond portfolio and a substantial portion of our equity security portfolio, investment management fees decreased in the first quarter of 2005 compared with the same period during 2004. However, the single largest factor contributing to the decrease in investment expenses is the absence of depreciation expense related to an investment real estate property we sold in the second quarter of 2004.
      The increase in interest expense is a result of an increase in short-term interest rates. We hold approximately $30.9 million of debentures that pay a variable rate of interest based on the three-month London Inter Bank Offered Rate, or LIBOR. The weighted average rate of interest we paid during the three months ended March 31, 2005 and 2004 was 6.5% and 5.2%, respectively. If the three-month LIBOR continues to increase, our interest expense will also increase; however, the annual rate of interest on the debentures is capped at 12.5% through May 2008.
      The increase in general and administrative expenses for the three months ended March 31, 2005 was primarily the result of an increase in audit and other professional service fees incurred in connection with the Sarbanes-Oxley Act and related Securities and Exchange Commission, or SEC, requirements. Partially offsetting the increased fees related to compliance with these requirements was a decrease in legal fees and other professional fees associated with the Board of Directors’ exploration of strategic alternatives during the first half of 2004. We anticipate general and administrative expenses in future periods to be at levels below those experienced in the first quarter of 2005. However, general and administrative expenses incurred in future periods will probably not be as low as those reported in periods prior to 2004, as we will continue to incur costs associated with ongoing Sarbanes-Oxley compliance.
      The effective tax rate for the three months ended March 31, 2005 was 2.2% compared to (22.6)% for the three months ended March 31, 2004. The 2.2% effective tax rate in the first quarter of 2005 reflects alternative minimum taxable income as well as regular taxable income of Physicians Insurance Company, which is consolidated for financial reporting purposes, but is not a part of the consolidated federal income tax return filed by APCapital and its wholly owned subsidiaries. Alternative minimum taxable net operating loss carryforwards are limited in use so that only 90% of the current tax year alternative minimum taxable income may be offset by loss carryforwards.
      We continue to maintain a 100% valuation allowance against our net deferred tax assets. However, if we continue to report pre-tax income in the remaining quarters of 2005 at levels similar to that reported in the first quarter of 2005, we believe that sufficient positive evidence regarding the availability of future taxable income will exist, and that the valuation allowance may be reversed in part, or in whole, sometime in 2005. In the period of reversal, the decrease in the valuation allowance will be reported as an income tax benefit, with the exception of certain deferred tax assets related to expenses that are recognized differently for financial reporting and tax purposes.

Medical Professional Liability Results of Operations
      The following table sets forth the results of operations of our medical professional liability insurance segment for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,

			Change

	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Direct premiums written:
Illinois	$17,000	$14,802	$2,198	14.8%
Ohio	8,670	10,406	(1,736)	(16.7)%
Michigan	9,701	9,177	524	5.7%
Kentucky	5,323	7,799	(2,476)	(31.7)%
New Mexico	5,440	5,025	415	8.3%
Florida	251	245	6	2.4%
Florida — PIC	1,818	1,262	556	44.1%
Nevada	46	1,274	(1,228)	(96.4)%
Other	565	2,634	(2,069)	(78.5)%

Total	$48,814	$52,624	$(3,810)	(7.2)%

Net premiums written	$40,965	$44,249	$(3,284)	(7.4)%

Net premiums earned	$42,155	$42,456	$(301)	(0.7)%
Incurred loss and LAE:
Current accident year losses	34,687	39,098	(4,411)	(11.3)%
Prior year losses	(1,550)	(413)	(1,137)	275.3%

Total	33,137	38,685	(5,548)	(14.3)%
Underwriting expenses	8,755	9,174	(419)	(4.6)%

Underwriting income (loss)	$263	$(5,403)	$5,666	(104.9)%

Income before federal income taxes and minority interests	$9,774	$6,982	$2,792	(40.0)%

Loss ratio:
Accident year	82.3%	92.1%	(9.8)%
Prior years	(3.7)%	(1.0)%	(2.7)%

Calendar year	78.6%	91.1%	(12.5)%
Underwriting expense ratio	20.8%	21.6%	(0.8)%

Combined ratio	99.4%	112.7%	(13.3)%

      The medical professional liability segment produced an underwriting gain of $263,000 during the three months ended March 31, 2005, compared with an underwriting loss of $5.4 million during the three months ended March 31, 2004. The improved underwriting results reflect the positive impact of rate increases taken over the last two to three years, as well as rigorous underwriting standards that we have implemented.
      Direct premiums written decreased $3.8 million to $48.8 million for the three months ended March 31, 2005 compared to $52.6 million for the same period of 2004. The primary reason for this decrease was the loss of policyholders as we discontinue writing select high risk specialties in many markets, as well as to other carriers that offer lower rates in states of Kentucky and Ohio. We remain committed to our strategy of adequate pricing and strict underwriting, which may result in the loss of additional policyholders in these markets. However, we are not willing to compromise our standards, or profitability, for the sake of market share.
      Another substantial reason for the decrease in direct premiums written was our continued exit from the Nevada market and the non-renewal of a large physician group in West Virginia. The premiums and associated risks relating to the West Virginia physicians group were 100% ceded in connection with an alternative risk transfer program. Partially offsetting these decreases in direct premiums written was an increase in Illinois premiums written, primarily as a result of a 42.5% rate increase in that state that took effect April 1, 2004.
      At March 31, 2005, our insured physician count totaled 9,139, down 4.4% from December 31, 2004 and 12.6% from March 31, 2004. We anticipate that direct premiums written in this segment will increase moderately in the near-term as we implement additional rate increases. However, direct premiums written may not increase as anticipated in the future if the marketplace puts pressure on pricing increases. We remain committed to our strategy of strict underwriting and adequate pricing, which may adversely affect our market share in certain geographic regions.
      The decrease in net premiums written corresponds with the decrease in direct premiums written. Under our reinsurance treaties effective January 1, 2005, we retain the first $500,000 of loss exposure and 20% of the $1.5 million of exposure in excess of $500,000 in all sates except for Michigan. In Michigan, in 2005, we retain the first $1.0 million of loss exposure and 20% of the $1.0 million of exposure in excess of $1.0 million. We write no policies with limits in excess of $2.0 million in any state. This compares with the retention of the first $500,000 of loss exposure and 30% of the next $500,000 in excess of $500,000 under our reinsurance treaties effective January 1, 2004 through December 31, 2004. We retained no risk related to exposures in excess of $1.0 million under the 2004 treaties. As of March 31, 2005, approximately 1.7% of all medical professional liability insurance policies had policy limits in excess of $1.0 million. While the impact of these changes in reinsurance treaties is difficult to predict, we do not anticipate that they will have a material impact on premiums earned or losses incurred.
      Net premiums earned decreased $301,000, or 0.7%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in net earned premiums was not as significant as the decrease in direct or net written premiums, as we continue to “earn in” rate increases taken over the last year. Most policies are written with a one-year policy term. Therefore, it may take a full year before the impact of rate increases on net premiums earned is fully realized.
      Incurred loss and loss adjustment expenses decreased $5.5 million. The loss ratio for the quarter ended March 31, 2005 decreased 12.5% to 78.6%, compared a loss ratio of 91.1% for the first quarter of 2004. The decrease in the loss ratio is the result of our continuing emphasis on implementing rigorous underwriting standards, which include personality surveys and on-site visits for some physicians, as well as the rate increases we have implemented over the last two to three years. The effects of the implementation of the more rigorous underwriting standards, as well as our decision to discontinue writing occurrence policies in Ohio and

Kentucky, and to exit the Florida market is reflected in the number of claims reported to us by policyholders, as shown in the following table.
Reported Claim Counts by Quarter

2003				2004				2005

Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

803	694	631	529	525	459	431	371	404
      As indicated in the table above, with the exception of the current quarter, the number of reported claims has steadily declined over the past two years.
      Incurred loss and loss adjustment expenses for the three months ended March 31, 2005 include approximately $1.6 million of favorable development on prior accident years. This prior year favorable development was primarily related to our Ohio market, where reported loss trends have developed more favorably than anticipated. Incurred loss and loss adjustment expenses during the three months ended March 31, 2004 included $413,000 of favorable development.
      The decrease in underwriting expenses is partially attributable to the decrease in premium volume, as well as the impact of expense reductions initiated during 2004.

Other Insurance Lines Results of Operations
      The following table sets forth the results of operations of our other insurance lines segment for the three months ended March 31, 2005 and 2004. The other insurance lines segment consists of the run-off operations of our workers’ compensation, health and personal and commercial lines of business.

	Three Months Ended March 31,

				Percentage
	2005	2004	Change	Change

	(Dollars in thousands)
Direct premiums written	$1,128	$3,716	$(2,588)	(69.6)%

Net premiums written	$1,266	$3,784	$(2,518)	(66.5)%

Net premiums earned	$1,738	$11,621	$(9,883)	(85.0)%
Incurred loss and LAE:
Current accident year losses	1,390	9,742	(8,352)	(85.7)%
Prior year losses	1,322	1,413	(91)	(6.4)%

Total	2,712	11,155	(8,443)	(75.7)%
Underwriting expenses	375	3,091	(2,716)	(87.9)%

Underwriting loss	$(1,349)	$(2,625)	$1,276	(48.6)%

Loss before federal income taxes and minority interests	$(558)	$(1,079)	$521	(48.3)%

Loss ratio:
Accident year	80.0%	83.8%	(3.8)%
Prior years	76.0%	12.2%	63.8%

Calendar year	156.0%	96.0%	60.0%
Underwriting expense ratio	21.6%	26.6%	(5.0)%

Combined ratio	177.6%	122.6%	55.0%

      Our exit of the other insurance lines continued in the first quarter of 2005. All workers’ compensation policies have now been non-renewed and we continued non-renewing health policies during the first quarter of

2005. The number of covered lives on our health business has continued to decrease, from 4,380 at March 31, 2004 and 2,596 at December 31, 2004 to 1,564 at March 31, 2005. All health direct premiums written relate to a program with a single preferred provider organization in Western Michigan.
      The decrease in net premiums written was relatively consistent with the decrease in direct premiums written. Net premiums earned, however, decreased significantly more due to the fact that premiums associated with policies written in 2003 continued to be earned in the first quarter of 2004.
      We anticipate that direct premiums written will continue to decline as we complete the non-renewal of all health policies over the course of the next two quarters. However, we will continue to see direct written premiums as we audit employers’ payroll records and invoice or return final premium amounts throughout the remainder of 2005. We will also continue to have net written and earned premiums throughout the remainder of 2005 and into 2006 due to our assuming business in connection with mandatory reinsurance pools. Our participation in these pools is based on the proportion of our direct written premiums to the total direct written premiums of all member companies in select geographic markets. While our workers’ compensation direct written premiums during 2004 were minimal, premiums used in the allocation formula lag a year in arrears. Therefore, we will continue to assume business related to these mandatory pools into 2006.
      Incurred loss and loss adjustment expenses decreased primarily as a result of the decrease in exposure associated with the reduced number of covered lives in our health line, and the number of policies in-force for workers’ compensation. The other insurance lines loss ratio for the three months ended March 31, 2005 was 156.0% compared to 96.0% for the same period of 2004. The increase in the loss ratio is primarily attributable to approximately $1.3 million of adverse development on prior year loss reserves. The prior year development is the result of higher than anticipated paid and reported losses, especially with respect to the indemnity portion of workers’ compensation claims, during the first quarter of 2005. In addition, fewer claims have closed than what was projected at December 31, 2004. With the exit from the workers’ compensation and health lines of insurance, losses related to the other insurance lines will remain difficult to project, and there remains the potential for additional adverse development.
      The decrease in underwriting expenses is primarily the result of decreased premium volume, which resulted in a decrease in corporate and shared services salary, employee benefit and other costs allocated to the other insurance lines segment, as well as reduced expenses associated with commissions and premium taxes. As we continue our exit from these lines, these underwriting expenses should continue to decrease.

Corporate and Other
      Loss before federal income taxes and minority interests for this segment was $1.6 million for the three months ended March 31, 2005 compared to a loss of $1.1 million for the three months ended March 31, 2004. The increases in the loss were attributable to increases in general and administrative expenses and interest expense, which are described more fully in “— Consolidated Results of Operations.”
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
      APCapital’s only material assets are the capital stock of American Physicians and its other subsidiaries, and cash. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. As of March 31, 2005, approximately $19.5 million of dividends could be paid to APCapital without prior approval by the State of Michigan Office of Financial and Insurance Services. APCapital’s primary uses of cash, on both a short- and long-term basis, include periodic interest payments, operating expenses and the repayment of the debentures. At March 31, 2005, APCapital’s net cash and cash equivalent resources totaled approximately $5.0 million, which will be held at APCapital for future debt service and other operating costs.
      APCapital’s subsidiary, American Physicians, entered into a stock purchase agreement in 2004 with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement provides that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. The closing of the purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance, which is still pending. Other than the investment in PICW stock, pending regulatory approval, we have no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.
      The Board of Directors has authorized the Company to purchase shares of its outstanding common stock from time to time, most recently in September 2003. There were no shares repurchased during the three months ended March 31, 2005. The total number of shares purchased pursuant to these authorizations as of March 31, 2005 and December 31, 2004 was 3,197,070, at a total cost of $60,382,000, or an average price per share of $18.89. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of March 31, 2005, the Company has 418,369 shares of its September 2003 stock repurchase program remaining to be purchased. On May 4, 2005, the Board of Directors approved the re-activation of the Company’s September 11, 2003 stock repurchase authorization. The Company may begin repurchasing its common stock beginning May 9, 2005.
      Our net cash flow used in operations was $6.4 million for the three months ended March 31, 2005, compared to $7.0 million used in operations for the same period of 2004. Net cash used in operations during the first quarter of 2005 primarily related to the changes in other assets and liabilities, specifically the payment of liabilities accrued at December 31, 2004, including the liabilities for employee bonuses and pension contributions, as well as certain state assessments and premium taxes.
      At March 31, 2005, the Company had $103.2 million of cash and cash equivalents available and an investment portfolio of $727.2 million. The portfolio includes $95.6 million of bonds maturing in the next year to meet short-term cash flow needs. On a long-term basis, fixed income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing cash needs to fund operations. As of March 31, 2005, our fixed maturity portfolio included $199.2 million of bonds that mature in the next one to five years and $121.6 million that mature in the next five to ten years. In addition, at March 31, 2005, we have $220.2 million of mortgage-backed securities that provide periodic principal repayments.
      Except as set forth elsewhere in this section, based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to APCapital, will be sufficient to meet our short- and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet these liquidity needs.
Financial Condition
      In evaluating our financial condition, two factors are the most critical. First, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and our current A.M. Best Company rating, and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus
      Our statutory capital and surplus (collectively referred to herein as “surplus”) at March 31, 2005 was approximately $218.9 million, after eliminating the stacking effect of APSpecialty’s surplus, which is also included in American Physicians due to the two companies’ parent-subsidiary relationship. The $218.9 million of surplus results in a net premiums written to surplus ratio of 0.81:1. Surplus at December 31, 2004 was approximately $210.9 million, yielding a net premiums written to surplus ratio of 0.87:1.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      For the three months ended March 31, 2005, we recorded a decrease in ultimate loss estimates, net of reinsurance, for accident years 2004 and prior of $228,000, or less than 0.1% of $591.8 million of net loss and loss adjustment expense reserves as of December 31, 2004. This result includes $1.6 million of favorable development attributable to our medical professional liability segment, offset by $1.3 million of unfavorable development on our other insurance lines segment.
      The following table shows net case reserves, net incurred but not reported (“IBNR”) claims reserves, total net reserves, open claim counts, and average net case reserve per open claim for our medical professional liability segment at March 31, 2005 and December 31, 2004. Amounts included in the table exclude claim counts, case and IBNR reserves of PIC. Although PIC is a consolidated entity, we do not control or manage it. PIC net case and IBNR reserves were $969,000 and $894,000, respectively, at March 31, 2005, compared to $927,000 and $571,000, respectively, at December 31, 2004.

				Number	Average Net
	Net Case	Net IBNR	Total Net	of Open	Case Reserve
	Reserves	Reserves	Reserves	Claims	per Open Claim

	(In thousands, except claim counts)
December 31, 2004	$391,048	$143,809	$534,857	3,342	$117.0
Change	(6,979)	9,800	2,821	2	(2.2)

March 31, 2005	$384,069	$153,609	$537,678	3,344	$114.9

      Medical professional liability insurance is a “long-tailed” line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. These factors, along with others, increase the inherent risk associated with actuarial projections related to medical professional liability loss and loss adjustment expense reserves. While we believe that our estimate for ultimate projected losses related to our medical professional liability segment is adequate based on our open and reported claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time it can take for claim patterns to emerge.

      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the three months ended March 31, 2005 was as follows:

	Medical	Other
	Professional	Insurance
	Liability	Lines	Consolidated

	(In thousands)
Balance, December 31, 2004	$634,304	$59,326	$693,630
Less, reinsurance recoverables	97,949	3,842	101,791

Net reserves, December 31, 2004	536,355	55,484	591,839
Incurred related to
Current year	34,687	1,390	36,077
Prior years	(1,550)	1,322	(228)

Total	33,137	2,712	35,849
Paid related to
Current year	166	602	768
Prior years	29,785	6,098	35,883

Total	29,951	6,700	36,651

Net reserves, March 31, 2005	539,541	51,496	591,037
Plus, reinsurance recoverables	102,671	3,631	106,302

Balance, March 31, 2005	$642,212	$55,127	$697,339

Development as a % of December 31, 2004 net reserves	(0.3)%	2.4%	0.0%

Other Significant Balance Sheet Items
      Our invested assets consist primarily of fixed maturity and equity securities, which are carried in the unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, at their estimated fair value, as well as investment real estate, and investment real estate limited partnerships. At March 31, 2005, our investment portfolio included net unrealized gains of approximately $13.9 million, a decrease of $10.2 million compared to December 31, 2004. Net unrealized gains are reported net of tax and the intra-period tax allocation related to the change in the deferred tax valuation allowance associated with unrealized gains, as shown below.

				Change in		Net Amount
			Net of	Valuation	Minority	Recorded in
	Gross	Tax Effect	Tax	Allowance	Interests	Equity

Net unrealized gains at December 31, 2003	$45,549	$(15,942)	$29,607	$—		$29,607
Change during 2004	(21,464)	7,512	(13,952)	(7,512)	11	(21,453)

Net unrealized gains at December 31, 2004	24,085	(8,430)	15,655	(7,512)	11	8,154
Change during Q1 2005	(10,234)	3,582	(6,652)	(3,582)	—	(10,234)

Net unrealized gains at March 31, 2005	$13,851	$(4,848)	$9,003	$(11,094)	$11	$(2,080)

      The decrease in unrealized gains was the result of an increase in interest rates. Generally, the estimated fair value of our fixed maturity securities is inversely related to current interest rates. Therefore, as interest rates rise or fall, our net unrealized gains should decrease or increase accordingly. See “Item 3 — Quantitative and Qualitative Disclosure About Market Risk” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed maturity portfolio. The cross-referenced information is incorporated herein by reference.

      Our entire fixed maturity and equity securities investment portfolio is currently classified as available-for-sale. However, we are considering the transfer of a portion of our investment securities from the available-for-sale classification to the held-to-maturity classification. Available-for-sale securities are carried at fair value, with any changes in fair value included as a component of other comprehensive income. The cumulative net fair value adjustment of available-for-sale securities, that is the net unrealized gain or loss, is included in accumulated other comprehensive income, a component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. Changes in the fair value of held-to-maturity securities are not reflected in the financial statements, but are rather disclosed in the Notes thereto. If such a reclassification should occur, we anticipate that it will take place in the second quarter of 2005.
      Premiums receivable decreased $3.8 million, or 7.0%, to $50.8 million at March 31, 2005. The decrease in the premiums receivable balance was primarily the result of the timing of premium writings and the payment plan selected by our insureds. Our premium payment plans allow insureds to elect between an annual premium payment, quarterly installments or a monthly payment plan. However, all payment plans are designed to ensure that cash collected is in excess of premiums earned. All payment plans are also designed so that the full annual premium is collected within nine months of the policy’s effective date.
      Reinsurance recoverables increased $5.8 million to $109.1 million at March 31, 2005, from $103.3 million at December 31, 2004. The increase was primarily the result of several large claims paid in late March 2005, for which reimbursement from the reinsurer had not been received prior to March 31, 2005. In addition to the increase in the recoverable related to losses paid, there was also a $3.9 million increase in ceded IBNR loss reserves from December 31, 2004 to March 31, 2005, which is relatively consistent with the $14.0 million increase in direct IBNR loss reserves over the same period.
      At March 31, 2005 and December 31, 2004, we have no recorded deferred federal income tax assets due to the establishment of a 100% valuation allowance against our net deferred tax assets. The valuation allowance is discussed in more detail in “— Consolidated Results of Operations.” The cross referenced information is incorporated herein by reference.
      Other liabilities decreased $16.8 million to $34.1 million at March 31, 2005. In addition to accounts payable and other accruals, other liabilities include ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $16.8 million decrease is primarily the result of a $9.5 million decrease in the liability account for pending security transactions, a $3.9 million decrease in premiums received in advance of the policy’s effective date, and a decrease of approximately $3.0 million related to accounts payable and other accruals that were paid out in the first quarter of 2005.
      Shareholders’ equity at March 31, 2005 was $200.2 million, a decrease of $1.9 million from $202.1 million at December 31, 2004. The decrease was primarily attributable to the unrealized depreciation on investment securities, which net of tax and the related change in the deferred tax asset valuation allowance, totaled $10.2 million for the period. The decrease related to unrealized depreciation on investment securities was partially offset by reported net income of $7.3 million for the three months ended March 31, 2005 and an increase of additional paid in capital of $900,000 related to stock options exercised. The Company’s book value per common share outstanding at March 31, 2005 was $22.97, based on 8,716,640 shares outstanding, compared to $23.31 per common share outstanding at December 31, 2004. Total shares outstanding at December 31, 2004 were 8,671,984.
Contractual Obligations and Off-Balance Sheet Arrangements
      Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form  10-K for the year ended December 31, 2004. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the most recent quarter.

Effects of New Accounting Pronouncements
      The effects of new accounting pronouncements are described in Note 2 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this report, and such information is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
General
      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed maturity securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.
      As of March 31, 2005, the majority of our investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
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
      At March 31, 2005, our entire fixed maturity portfolio (excluding approximately $13.4 million of private placement issues, which constitutes 1.8% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.
      The Company’s fixed maturity portfolio includes the interest-only portion of several mortgage-backed securities. Unlike traditional fixed maturity securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities. In addition, with mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generally generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments. At March 31, 2005, the Company had interest-only mortgage-backed securities with an estimated fair value of $4.9 million.
      Approximately $3.9 million of these interest-only certificates have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three months ended March 31, 2005, a loss of approximately $819,000 was included in investment income for the change in fair value of the inverse floating interest-only certificates, compared with a gain of $208,000 for the same period of 2004.

Quantitative Information About Market Risk
      At March 31, 2005, our fixed income security portfolio was valued at $727.2 million and had an average modified duration of 3.33 years, compared to a portfolio valued at $657.7 million with an average modified duration of 2.77 years at December 31, 2004. Of the $727.2 million at March 31, 2005, $4.9 million were interest-only certificates that had a modified duration of 1.22 years. The following tables show the effects of a change in interest rates on the fair value and duration of our entire fixed maturity portfolio at March 31, 2005 and December 31, 2004, and then separately for our interest-only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.
Entire Fixed Maturity Portfolio (Including-Only Certificates)

	March 31, 2005			December 31, 2004

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$666,870	$(60,376)	4.83	$612,330	$(45,376)	4.58
+1%	698,641	(28,605)	4.54	639,822	(17,884)	3.63
0	727,246		3.33	657,706		2.77
-1%	738,235	10,989	1.66	665,172	7,466	1.89
-2%	747,240	19,994	1.58	677,559	19,853	1.97
Interest-Only Certificates

	March 31, 2005			December 31, 2004

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$8,062	$3,211	1.96	$10,289	$3,153	4.18
+1%	5,687	836	1.46	10,713	3,577	3.67
0	4,851		1.22	7,136		1.99
-1%	2,260	(2,591)	0.54	2,240	(4,896)	0.68
-2%	1,008	(3,843)	0.34	1,601	(5,535)	0.56

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure material information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act rule 13a-15(b). Due to the status of the material weakness remediation noted below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.
      However, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weakness
      As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in the Company’s internal controls over financial reporting at its New Mexico location. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements.
      In the first quarter of 2005, management has implemented several additional control procedures, including more frequent policy and claims file audits, stricter home office review and approval guidelines, and general computer control enhancements, including the implementation of access restrictions to and within the New Mexico system. In addition, management is continuing the conversion process with regards to the phase-out of the separate New Mexico information system.
      The new control procedures initiated in the first quarter are expected to remediate the material weakness. However, as of March 31, 2005 sufficient time had not elapsed to allow testing to determine the effectiveness of these new controls. Testing is expected to be completed during the second quarter of 2005.

Changes in Internal Control Over Financial Reporting
      Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      On December 30, 2003 and February 20, 2004, separate putative shareholder class action complaints were filed in the United States District Court for the Western District of Michigan against the Company, its former President and Chief Executive Officer, and its Chief Financial Officer. The complaints alleged violations of federal securities law for certain disclosures made by the Company between February 13, 2003 and November 6, 2003 regarding its operating results and the adequacy of its reserves, and each sought monetary damages in an unspecified amount. On March 23, 2004, the Court dismissed the first case and entered an Order approving a lead plaintiff in the second case. A consolidated amended complaint was filed by the lead plaintiff on May 7, 2004. On June 28, 2004, the Company and the individual defendants filed a motion to dismiss the complaint. The motion was successful and the complaint was dismissed with prejudice on January 12, 2005, and no appeal was filed prior to the now expired deadline.

Item 4.	Submission of Matters to a Vote of a Security Holders
      The Company held its Annual Meeting of Shareholders on May 4, 2005, at which the shareholders approved the ratification of BDO Seidman, LLP as their independent registered public accountants and elected three directors. All three directors were incumbents. All nominees were elected. The following table sets forth the results of the voting at the meeting.

		Votes
Nominee	Votes For	Withheld

AppaRao Mukkamala, M.D.	6,722,023	101,097
Spencer L. Schneider	6,722,906	100,214
Joseph Stilwell	6,692,369	130,751

				Broker
Proposal	For	Against	Abstain	Non-Votes

Ratification of appointment of BDO Seidman, LLP as independent registered public accountants	6,783,589	37,928	1,603	—

Item 6.	Exhibits
      Exhibits.
      The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. Kevin Clinton

R. Kevin Clinton

Its:	President and Chief Executive Officer

By:	/s/ Frank H. Freund

Frank H. Freund

Its:	Executive Vice President, Treasurer and

Chief Financial Officer
Date: May 9, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3	Amended and Restated Bylaws, as amended January 26, 2005 (filed as an Exhibit to APCapital’s Current Report on Form 8-K dated January 31, 2005 and incorporated herein by reference).

10.1	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood (filed as an Exhibit to APCapital’s Current Report on Form 8-K dated February 28, 2005 and incorporated herein by reference).

10.2	Summary of Incentive Compensation Plan as of March 2005 (filed as an Exhibit to APCapital’s Current Report on Form 8-K dated March 10, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99	Amendment No. 2 to Stock Purchase Agreement with Exhibits, dated as of April 11, 2005, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.