Form 10-Q
period 2005-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2005-08-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     YES ☑          NO ☐
      The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2005 was 8,470,735.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$282,954	$657,706
Held-to-maturity (Note 1)	378,245	—
Equity securities, at fair value	2,000	2,091
Other investments	5,389	7,365

Total investments	668,588	667,162
Cash and cash equivalents	177,265	190,936
Premiums receivable	43,469	54,614
Reinsurance recoverable	110,159	103,312
Federal income tax recoverable	—	1,569
Deferred federal income taxes	50,300	—
Property and equipment, net of accumulated depreciation	11,647	12,181
Intangible assets	313	625
Other assets	36,951	39,500

Total assets	$1,098,692	$1,069,899

LIABILITIES
Unpaid losses and loss adjustment expenses	$690,887	$693,630
Unearned premiums	76,371	90,040
Federal income taxes payable	203	—
Long-term debt	30,928	30,928
Other liabilities	41,909	50,977

Total liabilities	840,298	865,575
Minority Interest in Consolidated Subsidiary	2,545	2,200
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,494,835 and 8,671,984 shares outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	82,149	86,956
Retained earnings	162,496	107,382
Unearned stock compensation	(213)	(368)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	11,417	8,154

Total shareholders’ equity	255,849	202,124

Total liabilities and shareholders’ equity	$1,098,692	$1,069,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net premiums written	$28,192	$38,048	$70,423	$86,081
Change in net unearned premiums	11,488	13,079	13,150	19,123

Net premiums earned	39,680	51,127	83,573	105,204
Investment income	12,188	12,291	22,830	25,504
Net realized (losses) gains	(256)	(71)	(322)	1,565
Other income	231	229	465	406

Total revenues and other income	51,843	63,576	106,546	132,679
Losses and loss adjustment expenses	31,201	45,087	67,050	94,927
Underwriting expenses	8,579	11,883	17,709	24,148
Investment expenses	377	812	676	1,545
Interest expense	558	400	1,082	801
Amortization expense	201	274	403	548
General and administrative expenses	798	1,518	1,836	2,206
Other expenses	362	26	432	147

Total expenses	42,076	60,000	89,188	124,322

Income before federal income taxes and minority interest	9,767	3,576	17,358	8,357
Federal income tax (benefit) expense	(38,268)	479	(38,098)	(600)

Income before minority interest	48,035	3,097	55,456	8,957
Minority interest in net (income) loss of consolidated subsidiary	(253)	1	(342)	15

Net income	$47,782	$3,098	$55,114	$8,972

Net income — per common share
Basic	$5.54	$0.37	$6.38	$1.07
Diluted	$5.44	$0.36	$6.27	$1.05
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
Net income	$47,782	$3,098	$55,114	$8,972
Other comprehensive income:
Unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period, net of deferred federal income tax expense (benefit) of $1,192 and $(2,399), respectively, in 2005 and $(6,620) and $(4,774), respectively, in 2004	2,546	(12,294)	(4,124)	(8,866)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category, net of income tax benefit of $(90) in 2005	(166)	—	(166)	—
Change in deferred tax valuation allowance	11,094	(6,406)	7,512	(6,406)
Minority interest in unrealized depreciation	(3)	—	(3)	—
Adjustment for realized losses (gains) on investment securities included in net income, net of income tax benefit (expense) of $14 and $24, respectively, in 2005 and $(1,003) and $(1,625), respectively, in 2004	26	(1,862)	44	(3,017)

Other comprehensive income (loss)	13,497	(20,562)	3,263	(18,289)

Comprehensive income (loss)	$61,279	$(17,464)	$58,377	$(9,317)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$55,114	$8,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,077	4,308
Net realized losses (gains)	322	(1,565)
Change in fair value of derivatives	143	(293)
Deferred federal income taxes	(38,505)	—
Minority interest in net income (loss) of consolidated subsidiary	342	(15)
Changes in:
Unpaid loss and loss adjustment expenses	(2,743)	8,793
Unearned premiums	(13,669)	(18,854)
Other assets and liabilities	8,455	20,243

Net cash provided by operating activities	12,536	21,589
Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(1,774)	(155,134)
Held-to-maturity — fixed maturities	(112,912)	—
Available-for-sale — equity securities	(606)	(26,586)
Property and equipment	(485)	(728)
Sales and maturities
Available-for-sale — fixed maturities	29,876	163,816
Held-to-maturity — fixed maturities	73,184	—
Available-for-sale — equity securities	534	21,563
Real estate	—	2,255
Other invested assets	1,669	—
Property and equipment	24	11
Pending securities transactions	(9,107)	16,854

Net cash (used in) provided by investing activities	(19,597)	22,051
Cash flows from financing activities
Principal payment on note payable	—	(6,000)
Common stock repurchased	(7,743)	—
Federal income tax effect of share based awards	233	—
Proceeds from stock options exercised	900	396

Net cash used in financing activities	(6,610)	(5,604)

Net (decrease) increase in cash and cash equivalents	(13,671)	38,036
Cash and cash equivalents, beginning of period	190,936	102,051

Cash and cash equivalents, end of period	$177,265	$140,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

Basis of Consolidation and Reporting
      The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective January 24, 2005, APCapital’s wholly owned subsidiaries, APConsulting LLC and APDirect Sales, LLC, were dissolved. In addition, the accounts of Physicians Insurance Company, a subsidiary which is accounted for as if it were 49% owned, have been consolidated in the accompanying unaudited Condensed Consolidated Financial Statements. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.
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
      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, value of investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.

Nature of Business
      The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers throughout the United States of America, with an emphasis on markets in the Midwest. Historically, the Company has also provided workers’ compensation and health insurance. However, in 2003, the Company began taking steps to exit these lines. These lines are included in the other insurance lines segment along with the Company’s personal and commercial insurance business, which it discontinued writing in 2001. Medical professional liability and other insurance lines direct premiums written accounted for approximately 98% and 2%, respectively, of total direct premiums written during the six months ended June 30, 2005.

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
      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income as reported	$47,782	$3,098	$55,114	$8,972
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	66	127	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(122)	(225)	(245)	(459)

Pro forma net income	$47,724	$2,939	$54,996	$8,644

Basic income per share
As reported	$5.54	$0.37	$6.38	$1.07
Pro forma	$5.53	$0.35	$6.37	$1.03
Diluted income per share
As reported	$5.44	$0.36	$6.27	$1.05
Pro forma	$5.43	$0.34	$6.25	$1.01
      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.
      There were no options or other stock awards granted during the six months ended June 30, 2005. At June 30, 2005, there were 474,750 options outstanding with a weighted average exercise price of $20.33.

Investments in Fixed-Income and Equity Securities
      On a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. The Company has concluded, based upon a recent review, that it has both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, effective May 1, 2005, the Company transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of the Company’s fixed-income security portfolio, as well as its equity securities held for investment, remains in the available-for sale category.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The Company accounts for the transfer of these fixed-income securities from the available-for-sale to the held-to-maturity category at the estimated fair value of the securities at the date of transfer. Any unrealized gains or losses at the date of transfer continue to be reported as a component of accumulated other comprehensive income, but will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of any unrealized gains or losses reported in other comprehensive income will offset the effect of the additional amortization of the premium or discount associated with held-to-maturity securities.
      Available-for-sale fixed income and equity securities are reported in the accompanying Condensed Consolidated Financial Statements at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized appreciation or depreciation, net of any related tax effects, in other comprehensive income.

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
      All interest-only certificates with an inverse floating rate of interest are carried on the balance sheet at fair value as an available-for-sale fixed-income security. These certificates are not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. In addition, the Company is not able to reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the entire interest-only certificates, based on quoted market prices, are recorded in current period earnings as a component of investment income.
      At June 30, 2005, the Company had such certificates with a fair value of approximately $4.1 million. The fair value of these certificates increased approximately $674,000 and decreased approximately $143,000 during the three and six month periods ended June 30, 2005, resulting in a corresponding increase and decrease, respectively, to investment income during the three and six-month periods ended June 30, 2005. During the three and six month periods ended June 30, 2004, the fair value of these securities increased approximately $85,000 and $293,000, respectively, which resulted in additional investment income during 2004.

Income Taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income in the periods when the deductible temporary differences are expected to reverse, and has determined that as of June 30, 2005, it is more likely than not that sufficient taxable income will exist in the periods of reversal. Accordingly, the Company has reversed the entire deferred tax asset valuation allowance as of the beginning of the three-month and six-month periods ended June 30, 2005.
      The reversal of the entire valuation allowance as of the beginning of the three-month and six-month periods ended June 30, 2005 was credited to federal income tax benefit, with the exception of certain deferred tax assets relating to stock-based compensation that were recognized for the first time as a result of the reversal of the valuation allowance. The reversal of the valuation allowance pertaining to this “incremental tax

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect net income for these periods.
      Subsequent to the initial reversal of the valuation allowance, which resulted in a credit to federal income tax benefit, the Company charged to federal income tax benefit the effect of changes in the valuation allowance related to unrealized depreciation on the Company’s available-for-sale investment securities that were lodged in accumulated other comprehensive income. See Note 8 for additional information regarding income taxes and the accounting associated with the reversal of the deferred tax asset valuation allowance.

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
      At June 30, 2005 and December 31, 2004, PIC’s total assets were approximately $14.5 million and $12.9 million, respectively, and its net premiums earned were $869,000 and $1,668,000 for the three and six-month periods ended June 30, 2005, respectively, and $514,000 and $896,000 for the three and six-month periods ended June 30, 2004, respectively. The Company has no future obligations with respect to its investment in PIC, nor do creditors of PIC have any recourse to the general credit of the Company.
      On December 31, 2004, the Company consummated a transaction in which PIC’s other investor assumed ownership of 100% of PIC’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million note that bears interest at a rate of eight percent. During 2005, monthly interest-only payments are being made on the note. Principal payments on the note begin in January 2006, and continue every month for seven years thereafter. The note is collateralized by 100% of the outstanding common stock of PIC, which had a statutory book value of approximately $4.8 million at June 30, 2005. Because the note received in exchange for American Physicians ownership interest is collateralized by the common stock of PIC, the exchange was deemed not to be a sale in accordance with GAAP, but was rather accounted for as a secured borrowing with pledge of collateral. Accordingly, the Company continues to consolidate PIC in accordance with the original assessment made under FIN No. 46R.

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Effects of New Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the financial statements.
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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The following table shows future compensation expense, by quarter, under both the current intrinsic value method and the fair value method as required by SFAS No. 123R, as well as any increase or decrease in compensation expense that will be recognized as a result of the adoption of SFAS No. 123R.

	Current Intrinsic		SFAS No. 123R Fair		Increase (Decrease) in Compensation
	Value Method		Value Method		Expense Under SFAS No. 123R

	Non-Vested	Stock	Non-Vested	Stock	Non-Vested	Stock	Total of All
	Stock	Option	Stock	Option	Stock	Option	Stock Based
For the Quarter Ended	Awards	Grants	Awards	Grants	Awards	Grants	Awards

			(In thousands)
March 31, 2006	$39	$—	$11	$30	$(28)	$30	$2
June 30, 2006	40	—	13	30	(26)	30	4
September 30, 2006	40	—	14	31	(27)	31	4
December 31, 2006	40	—	14	31	(27)	31	4
March 31, 2007	6	—	2	17	(4)	17	13

Total	$165	$—	$54	$139	$(112)	$139	$27

Note:	Amounts reported in table are gross, not net of related tax effects
      As of June 30, 2005, there are no unvested stock awards or option grants that have a required service period beyond the first quarter of 2007.

3.	Income Per Share
      Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three and six months ended June 30, 2005 were 8,625,111 and 8,636,328, respectively, and 8,426,955 and 8,419,094 for the three and six months ended June 30, 2004, respectively. Diluted weighted average shares outstanding for the three and six months ended June 30, 2005 were 8,781,704 and 8,795,615, respectively, and 8,584,733 and 8,534,018 for the three and six months ended June 30, 2004, respectively.
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$47,782	$3,098	$55,114	$8,972

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,625	8,427	8,636	8,419
Effect of dilutive stock options and awards	157	158	160	115

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,782	8,585	8,796	8,534

Net income — basic	$5.54	$0.37	$6.38	$1.07
Net income — diluted	$5.44	$0.36	$6.27	$1.05

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

4.	Segment Information
      The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments — medical professional liability, other insurance lines and corporate and other.
      The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K. Expense allocations are based primarily on loss and loss adjustment expenses by line of business and estimates for underwriting expenses are based primarily on net premiums written and net premiums earned. Investment income, investment expense, amortization expense and interest expense are allocated to the segments based on that segment’s “ownership” percentage of the assets or liabilities underlying the income or expense. General and administrative expenses are attributed exclusively to APCapital and are included in corporate and other.
The following tables show total assets and income (loss) before income taxes and minority interests for each of the Company’s reportable segments:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Total assets:
June 30, 2005	$1,022,567	$66,870	$285,970	$(276,715)	$1,098,692
December 31, 2004	$977,230	$75,704	$227,106	$(210,141)	$1,069,899

	For the Three Months Ended June 30, 2005

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$40,546	$(866)	$—	$—	$39,680
Investment income	11,332	829	27	—	12,188
Other revenue items	(51)	(19)	210	(165)	(25)

Total revenues	51,827	(56)	237	(165)	51,843

Expenses:
Loss and loss adjustment expenses	31,607	(406)	—	—	31,201
Underwriting expenses	8,746	(167)	—	—	8,579
General and administrative expenses	—	—	798	—	798
Other expense items	722	42	899	(165)	1,498

Total expenses	41,075	(531)	1,697	(165)	42,076

Income (loss) before income taxes and minority interest	$10,752	$475	$(1,460)	$—	$9,767

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

	For the Three Months Ended June 30, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$43,559	$7,568	$—	$—	$51,127
Investment income	11,243	1,041	7	—	12,291
Other revenue items	84	(35)	255	(146)	158

Total revenues	54,886	8,574	262	(146)	63,576

Expenses:
Loss and loss adjustment expenses	36,281	8,806	—	—	45,087
Underwriting expenses	8,981	2,902	—	—	11,883
General and administrative expenses	—	—	1,518	—	1,518
Other expense items	835	104	719	(146)	1,512

Total expenses	46,097	11,812	2,237	(146)	60,000

Income (loss) before income taxes and minority interest	$8,789	$(3,238)	$(1,975)	$—	$3,576

	For the Six Months Ended June 30, 2005

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$82,701	$872	$—	$—	$83,573
Investment income	21,087	1,691	52	—	22,830
Other revenue items	63	(24)	432	(328)	143

Total revenues	103,851	2,539	484	(328)	106,546

Expenses:
Loss and loss adjustment expenses	64,744	2,306	—	—	67,050
Underwriting expenses	17,501	208	—	—	17,709
General and administrative expenses	—	—	1,836	—	1,836
Other expense items	1,080	108	1,733	(328)	2,593

Total expenses	83,325	2,622	3,569	(328)	89,188

Income (loss) before income taxes and minority interest	$20,526	$(83)	$(3,085)	$—	$17,358

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

	For the Six Months Ended June 30, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$86,015	$19,189	$—	$—	$105,204
Investment income	22,857	2,617	30	—	25,504
Other revenue items	1,645	161	454	(289)	1,971

Total revenues	110,517	21,967	484	(289)	132,679

Expenses:
Loss and loss adjustment expenses	74,966	19,961	—	—	94,927
Underwriting expenses	18,155	5,993	—	—	24,148
General and administrative expenses	—	—	2,206	—	2,206
Other expense items	1,625	330	1,375	(289)	3,041

Total expenses	94,746	26,284	3,581	(289)	124,322

Income (loss) before income taxes and minority interest	$15,771	$(4,317)	$(3,097)	$—	$8,357

5.	Investments
      In the second quarter of 2005, the Company transferred a portion of its fixed-income securities from the available-for-sale category to the held-to-maturity category.
      The composition of the Company’s investment portfolio, including unrealized gains and losses at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value(1)	Gains	Losses	Fair Value

	(In thousands)
Held-to-maturity
U.S. government obligations	$95,699	$616	$(24)	$96,291
States and political subdivisions	2,905	16		2,921
Corporate securities	69,937	503	(3)	70,437
Mortgage-backed securities	209,704	882	(152)	210,434

Total held-to-maturity fixed-income securities	$378,245	$2,017	$(179)	$380,083

(1)	Includes approximately $5.6 million of net unrealized gains as a result of the transfer of these securities from the available-for-sale category effective May 1, 2005, as discussed below.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$10,194	$165	$(15)	$10,344
States and political subdivisions	10,905	216		11,121
Corporate securities	245,175	11,564	(142)	256,597
Mortgage-backed securities	4,795	495	(398)	4,892

Total available-for-sale fixed-income securities	271,069	12,440	(555)	282,954
Equity securities	2,012		(12)	2,000

Total available-for-sale securities	$273,081	$12,440	$(567)	$284,954

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$150,787	$1,020	$(242)	$151,565
States and political subdivisions	5,173	331	—	5,504
Corporate securities	342,046	20,185	(24)	362,207
Mortgage-backed securities	125,838	2,816	(300)	128,354
Other debt securities	9,767	309	—	10,076

Total available-for-sale fixed-income securities	633,611	24,661	(566)	657,706
Equity securities	2,007	84	—	2,091

Total available-for-sale securities	$635,618	$24,745	$(566)	$659,797

      At June 30, 2005 and December 31, 2004, unrealized gains in the tables above for available-for-sale securities include $267,000 and $340,000, respectively, of gains related to securities that contain an embedded derivative instrument. Unrealized losses of $(316,000) and $(246,000) as of June 30, 2005 and December 31, 2004, respectively, related to these available-for-sale securities are included in the tables above. Changes in the estimated fair values of these securities have been included in investment income for the period in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.
      Fixed-income securities were transferred from the available-for-sale category to the held-to-maturity category at their estimated fair value as of the date of transfer, which was May 1, 2005. In accordance with the accounting for the transfer described more fully in Note 1, any net unrealized appreciation related to securities transferred was added to the amortized cost of the securities transferred, which then became the new carrying amount reflected in the balance sheet for these securities. In addition, the net unrealized appreciation at the date of transfer continued to be reported as a component of accumulated comprehensive income, net of deferred federal income taxes, in the shareholders’ equity section of the balance sheet. Net unrealized appreciation at the date of transfer related to these securities will be amortized over the remaining life of the securities. The following table shows the amortization of net unrealized appreciation related to securities

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
transferred to the held-to-maturity category for the period May 1, 2005 through June 30, 2005 on both a gross, and net of tax basis.

		Deferred
		Federal Income	Net of
	Gross	Tax Effect	Tax

	(In thousands)
Net unrealized appreciation, May 1, 2005	$5,886	$(2,060)	$3,826
Amortization for the period May 1, 2005 through June 30, 2005	(256)	90	(166)

Net unrealized appreciation, June 30, 2005	$5,630	$(1,971)	$3,659

      The following table shows the components of net unrealized appreciation on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

	(In thousands)
Net unrealized appreciation on available-for-sale securities	$11,922	$24,085
Net unrealized appreciation on a held-to-maturity securities	5,630	—
Deferred federal income taxes	(6,143)	(8,430)
Impact of changes of the deferred tax asset valuation allowance as a result of changes in net unrealized appreciation on investment securities (Note 8)	—	(7,512)
Minority interest in net unrealized appreciation	8	11

Total net unrealized appreciation	$11,417	$8,154

      The carrying value and estimated fair value of fixed-income securities classified as held-to-maturity and as available-for-sale at June 30, 2005, by contractual maturity, were:

	Carrying	Estimated
	Value	Fair Value

	(In thousands)
Held-to-maturity
Less than one year	$—	$—
One to five years	25,637	25,827
Five to ten years	79,439	79,905
More than ten years	63,466	63,917
Mortgage-backed securities	209,703	210,434

Total held-to-maturity	378,245	380,083
Available-for-sale
Less than one year	71,292	71,292
One to five years	174,953	174,953
Five to ten years	18,697	18,697
More than ten years	13,119	13,119
Mortgage-backed securities	4,893	4,893

Total available-for-sale	282,954	282,954

Total fixed-income	$661,199	$663,037

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

6.	Commitments and Contingencies
      APCapital’s subsidiary, American Physicians, entered into a stock purchase agreement, effective September 17, 2004, with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement, as amended, provides that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. The purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance (“Commissioner”), which is still pending. A hearing with the Commissioner regarding this matter is tentatively scheduled to be held in September 2005. If the transaction is completed, American Physicians will own approximately 24% of PICW’s outstanding shares.
      The Company was not subject to any material litigation at June 30, 2005. Though routine litigation matters may arise in the ordinary course of the Company’s insurance business, management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

7.	Restructuring Charges and Other Exit Costs

Employee separation benefits
      During the three and six months ended June 30, 2005, additional restructuring costs of $20,000 and $46,000, respectively, were incurred related to the Company’s exit from its workers’ compensation line of business, bringing the total amount incurred through June 30, 2005 to $1.0 million. During the three and six months ended June 30, 2004, additional restructuring costs of $26,000 and $147,000, respectively, were incurred. These costs are included on the accompanying unaudited Condensed Consolidated Statements of Income in the other expenses line item and are included in income (loss) before income taxes and minority interest reported for the other insurance lines for the three and six month periods ended June 30, 2005 and 2004.
      The activity in the liability for restructuring charges for the six months ended June 30, 2005 and the year ended December 31, 2004 were as follows:

	Six
	Months Ended	Year Ended
	June 30, 2005	December 31, 2004

	(In thousands)
Balance, January 1	$101	$727
Employee separations	46	185
Payments	(28)	(811)

Balance, June 30 or December 31	$119	$101

      Certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 30, 2007. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At June 30, 2005, total future employee separation costs that will be accrued prospectively over the remaining service period are estimated to be approximately $50,000.

Contract termination costs
      During 2004, the Company subleased approximately 10,000 square feet of office space in Chicago, Illinois to an unrelated third party. In the second quarter of 2005, the Company subleased approximately 3,000 additional square feet to the same unrelated third party. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next nine years, has been discounted using an interest rate of

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
approximately six-percent, to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the liability.
      Activity in the liability for contract termination benefits for the six months ended June 30, 2005 and the year ended December 31, 2004 was as follows:

	Six
	Months Ended	Year Ended
	June 30, 2005	December 31, 2004

	(In thousands)
Balance, January 1	$921	$—
Payments	(225)	(170)
Contract termination costs (new sublease)	345	1,091
Changes in estimated cash flows	41	—
Discount accretion	31	—

Balance, June 30 or December 31	$1,113	$921

      Certain costs associated with the original lease and subleases are variable. As additional information regarding these variable costs becomes available, the estimated future cash flows are adjusted accordingly. Any change in the estimated liability as a result of these adjustments is charged or credited to earnings in the period of change. During the three and six months ended June 30, 2005, the estimated liability was adjusted $(3,000) and $41,000 for changes in these future variable costs. All costs associated with these contract terminations are included in the other expenses line item in the accompanying unaudited Condensed Consolidated Statements of Income, and have been allocated to the various segments in proportion to their estimated anticipated use of the subleased space.

8.	Income Taxes
      The provision for income taxes for the three and six months ended June 30, 2005 and 2004 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Current expense (benefit)	$235	$(600)	$405	$(600)
Deferred expense	3,110	1,242	5,548	2,788
Deferred tax valuation allowance	(41,613)	(163)	(44,051)	(2,788)

Total	$(38,268)	$479	$(38,098)	$(600)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      Income taxes incurred do not bear the usual relationship to income before federal income taxes for the three and six months ended June 30, 2005 and 2004 due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	(In thousands)
Income before taxes	$9,767		$3,576		$17,358		$8,357

Tax at statutory rate	3,418	35.0%	1,252	35.0%	6,075	62.2%	2,925	35.0%
Tax effect of:
Tax exempt interest	(46)	(0.5)%	(90)	(2.5)%	(103)	(1.1)%	(197)	(2.4)%
Cushion adjustment	—		(600)	(16.8)%	—		(600)	(7.2)%
Other items, net	(27)	(0.3)%	80	2.2%	(19)	(0.2)%	60	0.7%
Valuation allowance	(41,613)	(426.1)%	(163)	(4.5)%	(44,051)	(451.0)%	(2,788)	(33.3)%

	$(38,268)	(391.8)%	$479	13.4%	$(38,098)	(390.1)%	$(600)	(7.2)%

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined that as of June 30, 2005, it is more than likely that sufficient taxable income will exist in the periods of reversal. Accordingly, the Company has reversed the entire deferred tax asset valuation allowance recorded as of the beginning of the three and six-month periods ended June 30, 2005.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      At June 30, 2005 and December 31, 2004, the components of the net deferred federal income tax asset were as follows:

	June 30,	December 31,
	2005	2004

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$27,119	$27,612
Net operating loss carryforwards	10,161	14,225
Unearned and advanced premiums	6,008	6,884
Minimum tax credits	8,695	8,445
Realized losses on investments	2,732	2,633
Goodwill	4,339	4,509
Other	2,394	2,598

Total deferred tax assets	61,448	66,906

Deferred tax liabilities arising from
Deferred policy acquisition costs	2,474	2,758
Net unrealized gains on securities	6,143	8,430
Other	2,531	2,352

Total deferred tax liabilities	11,148	13,540

Net deferred tax asset before valuation allowance	50,300	53,366
Valuation allowance	—	(53,366)

Net deferred tax asset	$50,300	$—

      As the Company’s deferred tax assets and liabilities change, the valuation allowance has also changed. Historically, any change in the valuation allowance related to the tax effect of items that are included in operations has been recorded as federal income tax expense or benefit from operations in the period of change. In periods of reported net income, the change in the deferred tax valuation allowance that pertains to items that are not related to operations, such as unrealized appreciation or depreciation on investment securities, has been reported as a component of that measure of income to which those items pertain. Accordingly, during 2004, the Company recorded the effect of the change in the valuation allowance related to unrealized appreciation or depreciation on investment securities, as well as expenses from employee stock options that have different book and tax treatments, directly to either comprehensive income or shareholders’ equity.
      The reversal of the entire valuation allowance as of the beginning of the three-month and six-month periods ended June 30, 2005 was credited to federal income tax benefit, with the exception of that portion of the valuation allowance that pertains to certain deferred tax assets relating to stock-based compensation. The reversal of the valuation allowance pertaining to this “incremental tax benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect income for these periods.
      Concurrent with the reversal of the valuation allowance, which resulted in a credit to federal income tax expense, the Company charged to federal income tax benefit the effect of changes in the valuation allowance related to unrealized depreciation on the Company’s available-for-sale investment securities that had previously been reflected in accumulated other comprehensive income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the year ended December 31, 2004. The second table shows the impact of the reversal of the valuation allowance on federal income tax benefit included in net income, other comprehensive income and shareholders’ equity for the three and six-month periods ended June 30, 2005.

Year Ended
December 31,
2004

(In thousands)
Valuation allowance balance, January 1	$(50,672)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	6,621
Unrealized depreciation on investment securities allocated to other comprehensive income	(7,512)
Incremental tax benefit from stock based compensation allocated to additional paid-in-capital	(1,775)
Other items allocated to shareholders’ equity	(28)

Valuation allowance balance, December 31	$(53,366)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

	(In thousands)
Valuation allowance balance, April 1, or January 1	$(54,704)	$(53,366)
Reversal of valuation allowance pertaining to stock-based compensation	1,997	1,803
Reversal of valuation allowance pertaining to unrealized depreciation on investment securities included in accumulated other comprehensive income	11,094	7,512

Reported as federal income tax benefit	$(41,613)	$(44,051)

      At June 30, 2005, the Company had the following net operating loss carryforwards:

	Gross	Annual	Year of
	Amounts	Limitation	Expiration

	(In thousands)
New Mexico Physicians Mutual Liability Company merger(1)	$2,331	$575	2010
State Mutual Insurance Company merger(1)	$2,037	$340	2012
2003 net operating loss(2)	$24,663	N/A	2018

(1)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997. As a result, the net operating losses acquired in these mergers are subject to certain change in control limitations.

(2)	There are no changes in control limitations on the annual use of net operating losses related to the year ended December 31, 2003.
      In addition to the net operating loss carryforwards above, at June 30, 2005, the Company had approximately $8.7 million of alternative minimum tax credits, which can be carried forward indefinitely.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

9.	Shareholders Equity
      APCapital’s Board of Directors has authorized the Company to purchase a total of 3,615,439 shares of its outstanding common stock. During the quarter, the Company purchased 220,800 shares at a cost of $7.7 million, or an average price per share of $35.07. This brings the total number of shares purchased pursuant to the Board’s authorizations to 3,417,870, at a total cost of $68.1 million, or an average price per share of $19.93. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. As of June 30, 2005, there are 197,569 shares remaining to be purchased under the Board’s prior authorizations.

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
      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. Also, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, particularly on a prospective basis. The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Any such adjustments could materially and adversely affect our results of operations for the period with respect to which the adjustment is made. Due to the volatility of losses in the medical professional liability and workers’ compensation industries, adjustments have occurred in each of the last several years, and additional adjustments may occur in the future.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	Our exit from various markets and lines of business, including without limitation our exit from the workers’ compensation line of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for additional reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves as our workers’ compensation line runs off. Lines in run-off typically have increased volatility as reported and paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates. This is especially problematic on longer-tailed lines such as workers’ compensation.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	Tort reform is currently being considered in various forms by Congress. If enacted, such reform could preempt state tort reforms currently in effect in the markets in which we do business. If federal reforms are less favorable than those currently in place in our markets, such reforms could have a material adverse effect on our business.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	If we experience substantial changes in claims frequency or severity patterns, our profitability may decline.

•	We may be unable to collect the full amount of reinsurance recoverable from PMA Capital Insurance Company and/or Converium Reinsurance (NA), Inc., as well as our other reinsurers, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	If reinsurance rates rise significantly or reinsurance from creditworthy reinsurers becomes unavailable, our results of operations and financial condition may be adversely affected.

•	The concentration of our business in Michigan, Illinois, Ohio and New Mexico leaves us vulnerable to various factors specific to those states.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency that is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect our financial condition or results of operations.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	A further reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	An increase in short-term interest rates will increase our debt service costs related to our variable rate long-term debt.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

      Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of APCapital’s Operations
      We are a leading provider of medical professional liability insurance. Medical professional liability insurance coverage protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. In addition to medical professional liability insurance, we previously offered workers’ compensation insurance and health insurance products. However, in late 2003, we announced our intention to exit the workers’ compensation and health insurance markets. We began non-renewing workers’ compensation policies in the first quarter of 2004 and began non-renewing health policies effective July 1, 2004. As of June 30, 2005, all workers’ compensation and health policies have been non-renewed.
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
      The policies relating to unpaid loss and loss adjustment expenses, investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs are those we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004, and in Note 1 to our Consolidated Financial Statements contained in that report. Except as noted below, there have been no material changes to these policies during the most recent quarter.

Investments
      Based upon a review of our fixed-income investment security portfolio, we have concluded that management has both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, effective May 1, 2005, we transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of our fixed-income investment security portfolio remains in the available-for sale category, as well as the Company’s equity securities held for investment.
      The Company accounts for the transfer of these fixed-income securities from the available-for-sale to the held-to-maturity category at the estimated fair value of the securities at the date of transfer. Any unrealized gains or losses at the date of transfer will continue to be reported as a component of accumulated other comprehensive income, but will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of any unrealized gains or losses reported in other comprehensive income will offset the effect of the additional amortization of the premium or discount associated with held-to-maturity securities.
      Available-for-sale fixed-income and equity securities continue to be reported in the accompanying Condensed Consolidated Financial Statements at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized appreciation or depreciation, net of any related tax effects, in other comprehensive income.
      At June 30, 2005, approximately 57% of our fixed-income security portfolio is classified as held-to-maturity. The transfer of securities from the available-for-sale category to the held-to-maturity category should reduce volatility in reported other comprehensive income and shareholders’ equity in future periods.

The effect of changes in interest rates on the carrying value of our-fixed-income security portfolio is more fully described in “Item 3 — Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. We have reviewed our deferred federal income tax assets for recoverability based on the availability of future taxable income in the periods when the deductible temporary differences are expected to reverse, and have determined that as of June 30, 2005, it is more likely than not that sufficient taxable income will exist in the periods of reversal. Accordingly, we have reversed the entire deferred tax asset valuation allowance as of the beginning of the three-month and six-month periods ended June 30, 2005.
      The reversal of the entire valuation allowance as of the beginning of the three-month and six-month periods ended June 30, 2005, was credited to federal income tax benefit, with the exception of that portion of the valuation allowance that pertains to certain deferred tax assets relating to stock-based compensation. The reversal of the valuation allowance pertaining to this “incremental tax benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect net income for these periods.
      Concurrent with the reversal of the valuation allowance, which resulted in a credit to federal income tax expense, we charged to federal income tax benefit the effect of changes in the valuation allowance related to unrealized depreciation on the Company’s available-for-sale investment securities that had previously been reflected in accumulated other comprehensive income. See Note 8 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this report, for additional information regarding the specific effects of the reversal of the valuation allowance.
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

Results of Operations-Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
      The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Results of Operations
      The following table shows the underwriting gain or loss of our insurance segments, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and six-month periods ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

			Change				Change

	2005	2004	Dollar	Percentage	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Underwriting gain (loss)
Medical professional liability	$193	$(1,703)	$1,896	(111.3)%	$456	$(7,106)	$7,562	(106.4)%
Other insurance lines	(293)	(4,140)	3,847	(92.9)%	(1,642)	(6,765)	5,123	(75.7)%

Total underwriting loss	(100)	(5,843)	5,743	(98.3)%	(1,186)	(13,871)	12,685	(91.4)%
Other revenue (expense) items
Investment income	12,188	12,291	(103)	(0.8)%	22,830	25,504	(2,674)	(10.5)%
Net realized (losses) gains	(256)	(71)	(185)	260.6%	(322)	1,565	(1,887)	(120.6)%
Other income	231	229	2	0.9%	465	406	59	14.5%
Investment expenses	(377)	(812)	435	(53.6)%	(676)	(1,545)	869	(56.2)%
Interest expense	(558)	(400)	(158)	39.5%	(1,082)	(801)	(281)	35.1%
Amortization expense	(201)	(274)	73	(26.6)%	(403)	(548)	145	(26.5)%
General and administrative expenses	(798)	(1,518)	720	(47.4)%	(1,836)	(2,206)	370	(16.8)%
Other expenses	(362)	(26)	(336)	1292.3%	(432)	(147)	(285)	193.9%

Total other revenue and expense items	9,867	9,419	448	4.8%	18,544	22,228	(3,684)	(16.6)%

Income before federal income taxes and minority interest	9,767	3,576	6,191	173.1%	17,358	8,357	9,001	107.7%
Federal income tax (benefit) expense	(38,268)	479	(38,747)	(8089.1)%	(38,098)	(600)	(37,498)	6249.7%

Income before minority interest	48,035	3,097	44,938	1451.0%	55,456	8,957	46,499	519.1%
Minority interest in (income) loss of consolidated subsidiary	(253)	1	(254)	(25400.0)%	(342)	15	(357)	(2380.0)%

Net income	$47,782	$3,098	$44,684	1442.3%	$55,114	$8,972	$46,142	514.3%

      The underwriting results of our medical professional liability segment are generally the most critical component in evaluating fluctuations in our overall reported net income. Other income and expense items, such as investment income, realized gains and losses and general and administrative expenses will fluctuate from period to period, but they typically will not have as much of an impact on our results of operations as changes in our underwriting results. The underwriting results of our medical professional liability and other insurance lines segments are discussed in greater detail in the sections that follow.
      The decreases in investment income were primarily due to the absence of high-yield bonds in our investment portfolio during the first half of 2005. We began to liquidate our high-yield bond portfolio late in the first quarter of 2004, and completed the disposition of all such bonds by the end of the third quarter of 2004. We believe that the benefit of reduced credit risk exposure and reduced risk of other than temporary impairments adequately compensates for the decrease in the overall yield of our bond portfolio. In addition to the decrease in investment income attributable to the change in the composition of our bond portfolio, the decreases were also due to a higher average percentage of our overall investment portfolio invested in cash and cash equivalents during the first half of 2005 compared with the same period of 2004. Investment income in the first half of 2004 also benefited from one-time premiums of approximately $1.2 million as a result of tender offers made by the issuer.
      The change in fair value of certain investment securities that management has determined contain embedded derivative financial instruments is also included in investment income. As a result of fluctuations in interest rates, the estimated fair value of these securities increased during the three months ended June 30, 2005, but decreased during the six months ended June 30, 2005. Overall, the increase in fair value of these securities during the three months ended June 30, 2005, resulted in an increase in investment income of $589,000 when compared with the three months ended June 30, 2004. For the six months ended June 30, 2005, the impact on investment income of changes in the fair value of these securities was a decrease of $436,000 when compared to the same period of 2004. These securities are described more fully in Note 1 of the accompanying unaudited Condensed Consolidated Financial Statements.
      As a result of the items mentioned above, the overall yield on our investment portfolio decreased to 5.52% for the six months ended June 30, 2005 compared to 6.41% for the six months ended June 30, 2004. We believe that the yield earned in the first half of 2005 is more representative of what we anticipate earning in future periods.
      The net realized gains reported in the first six months of 2004 were primarily the result of the liquidation of a substantial portion of our high-yield investment securities, as well as gains from the sale of equity securities. During most of 2004, we had a very active equity security portfolio, with numerous small investment lots being acquired and disposed of multiple times. However, in the fourth quarter of 2004, we began to liquidate our non-affiliated equity security portfolio, which has reduced the equity security purchase and sales activity in the first half of 2005 compared to 2004. The realized loss during the three and six months ended June 30, 2005 was primarily the result of a $200,000 charge in June 2005 for investment real estate that continued to experience declines in market value that were considered to be other than temporary.
      With the liquidation of our high-yield bond portfolio and a substantial portion of our equity security portfolio, investment management fees decreased in the six months ended June 30, 2005 compared with the same period during 2004. However, the single largest factor contributing to the decrease in investment expenses is the absence of depreciation expense related to an investment real estate property we sold in the second quarter of 2004. In the second quarter of 2005 we sold additional investment real estate with a carrying amount of approximately $2.2 million and as a result, we anticipate that investment expenses will continue to decrease in future periods, but not as significantly as the decreases noted in quarters since the second quarter of 2004. Because of previous impairment charges taken on the property sold in 2005, the realized loss on the sale was less than $25,000.
      The increases in interest expense were the result of an increase in short-term interest rates. We hold approximately $30.9 million of debentures that pay a variable rate of interest based on the three-month London Inter Bank Offered Rate, or LIBOR. The weighted average rate of interest we paid during the six months ended June 30, 2005 and 2004 was 6.8% and 5.2%, respectively. If the three-month LIBOR continues to increase, our interest expense will also increase; however, the annual rate of interest on the debentures is capped at 12.5% through May 2008.
      The decrease in general and administrative expenses for the three months ended June 30, 2005, compared to the same period of 2004, was primarily the result of a decrease in legal fees and other professional fees associated with the Board of Directors’ exploration of strategic alternatives during the first half of 2004. The decrease in the first half of 2005 was partially offset by an increase in audit and other professional service fees incurred in connection with the Sarbanes-Oxley Act and related Securities and Exchange Commission, or SEC, requirements in the first quarter of 2005. We anticipate general and administrative expenses in future periods to be at levels below those experienced in the first half of 2005. However, general and administrative expenses incurred in future periods will probably not be as low as those reported in periods prior to 2004, as we will continue to incur higher costs associated with ongoing Sarbanes-Oxley and SEC-related compliance initiatives.

      The increases in other expenses for the three and six months ended June 30, 2005 compared to 2004 primarily relates to contract termination costs incurred in connection with the sub-lease of approximately 3,000 additional square feet of office space in Chicago.
      Federal income taxes do not bear the usual relationship to pre-tax income as a result of the effects of the deferred tax asset valuation allowance. In the second quarter of 2005, we reassessed the need for a valuation allowance, and based on our recent results of operations, concluded that a valuation allowance was no longer necessary. The reversal of the valuation allowance is the reason for the unusually large federal income tax benefit reported for the three and six months ended June 30, 2005. See Note 8 to the unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, for further information regarding federal income taxes. Such information is incorporated herein by reference.

Medical Professional Liability Results of Operations
      The following table sets forth the results of operations of our medical professional liability insurance segment for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,				Six Months Ended June 30,

			Change				Change

	2005	2004	Dollar	Percentage	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Direct premiums written:
Illinois	$9,893	$9,416	$477	5.1%	$26,893	$24,218	$2,675	11.0%
Ohio	7,562	7,879	(317)	(4.0)%	16,232	18,285	(2,053)	(11.2)%
Michigan	9,082	13,962	(4,880)	(35.0)%	18,783	23,139	(4,356)	(18.8)%
Kentucky	1,032	1,249	(217)	(17.4)%	6,355	9,048	(2,693)	(29.8)%
New Mexico	4,607	4,195	412	9.8%	10,047	9,220	827	9.0%
Florida	—	148	(148)	(100.0)%	251	393	(142)	(36.1)%
Florida — PIC	2,251	2,046	205	10.0%	4,069	3,308	761	23.0%
Nevada	59	1,167	(1,108)	(94.9)%	105	2,441	(2,336)	(95.7)%
Other	454	371	83	22.4%	1,019	3,005	(1,986)	(66.1)%

Total	$34,940	$40,433	$(5,493)	(13.6)%	$83,754	$93,057	$(9,303)	(10.0)%

Net premiums written	$29,696	$35,690	$(5,994)	(16.8)%	$70,661	$79,939	$(9,278)	(11.6)%

Net premiums earned	$40,546	$43,559	$(3,013)	(6.9)%	$82,701	$86,015	$(3,314)	(3.9)%
Incurred loss and LAE:
Current accident year losses	32,607	36,578	(3,971)	(10.9)%	67,294	75,676	(8,382)	(11.1)%
Prior year losses — Gerling commutation	—	4,139	(4,139)	(100.0)%	—	4,139	(4,139)	(100.0)%
Prior year losses — excluding Gerling	(1,000)	(4,436)	3,436	77.5%	(2,550)	(4,849)	2,299	47.4%

Total	31,607	36,281	(4,674)	(12.9)%	64,744	74,966	(10,222)	(13.6)%
Underwriting expenses	8,746	8,981	(235)	(2.6)%	17,501	18,155	(654)	(3.6)%

Underwriting income (loss)	$193	$(1,703)	$1,896	111.3%	$456	$(7,106)	$7,562	106.4%

	Three Months Ended June 30,				Six Months Ended June 30,

			Change				Change

	2005	2004	Dollar	Percentage	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Income before federal income taxes and minority interests	$10,752	$8,789	$1,963	22.3%	$20,526	$15,771	$4,755	30.2%

Loss ratio:
Accident year	80.4%	84.0%	(3.6)%		81.4%	88.0%	(6.6)%
Prior years	(2.4)%	(0.7)%	(1.7)%		(3.1)%	(0.8)%	(2.3)%

Calendar year	78.0%	83.3%	(5.3)%		78.3%	87.2%	(8.9)%
Underwriting expense ratio	21.6%	20.6%	1.0%		21.2%	21.1%	0.1%

Combined ratio	99.6%	103.9%	(4.3)%		99.5%	108.3%	(8.8)%

      The medical professional liability segment produced an underwriting gain of $193,000 and $456,000 during the three and six months ended June 30, 2005, respectively, compared with an underwriting loss of $1.7 million and $7.1 million during the three and six months ended June 30, 2004, respectively. The improved underwriting results reflect the positive impact of rate increases taken over the last two to three years, the exit from unprofitable markets and market segments, as well as new underwriting standards that we have implemented.
      The primary reasons for the decreases in direct premiums written were the loss of a significant hospital group in Michigan during the second quarter, which accounted for $4.5 million in premium, and a change in the composition of our book of business in Ohio and Kentucky as we reduced exposures in higher risk geographic markets and specialties. In addition, we have lost policyholders in our Kentucky market to other carriers that offer rates lower than are acceptable to us based on our knowledge of the market. We remain committed, however, to our strategy of adequate pricing and strict underwriting, which may result in the loss of additional policyholders in these, as well as other markets. However, we are not willing to compromise our standards, or profitability, for the sake of market share.
      Another substantial reason for the decrease in direct premiums written was our continued exit from the Nevada market and the non-renewal of a large physician group in West Virginia. The premiums and associated risks relating to the West Virginia physicians group were 100% ceded in connection with an alternative risk transfer program. Partially offsetting these decreases in direct premiums written was an increase in Illinois premiums written, where we continue to realize the benefit of a 42.5% rate increase that took effect April 1, 2004.
      At June 30, 2005, our insured physician count totaled 8,893, down 6.9% from December 31, 2004 and 11.2% from June 30, 2004. We anticipate that direct premiums written in this segment will increase moderately in the near-term as we implement additional modest rate increases. However, direct premiums written may not increase as anticipated in the future if the marketplace puts pressure on pricing increases, which may further reduce our physician count.
      The decrease in net premiums written is relatively consistent with the decrease in direct premiums written for the six months ended June 30, 2005 compared to 2004. However, during the three months ended June 30, 2005, net premiums written decreased slightly more than the decrease in direct premiums written as a result of changes in our reinsurance treaties for the 2005 policy year compared to the 2004 year. The most notable of these changes was a decrease in our retention of losses in excess of $500,000 to 20% in 2005, compared with 30% of losses between $500,000 and $1 million in 2004. We retained no portion of losses in excess of $1 million in 2004. This change affects all markets except Michigan, where effective January 1, 2005, we began to retain 100% of losses less than $1 million. Losses in excess of $1 million in our Michigan market are 20% retained as in other states. The 2004 treaty terms for Michigan were identical to those described above for all other states.

      While the ultimate impact of these changes in reinsurance treaties is difficult to predict, we do not anticipate that they will have a material impact on premiums written or earned, or losses incurred when compared to prior calendar years. However, there can be fluctuations in a given quarter due to the timing of our policy renewals by market.
      Net premiums earned for the three and six months ended June 30, 2005 decreased compared to the same periods of 2004. The decrease in net premiums earned was more significant in the second quarter of 2005, primarily as a result of the timing of writings in 2004. Net premiums earned did not decrease as significantly as net premiums written, as the higher premium volumes written in the first half of 2004 continue to be earned in the first half of 2005.
      The decreases in incurred loss and loss adjustment expenses, as well as the decreases in both the accident year and calendar year loss ratios are primarily the result of rate increases, as well as a more risk-based underwriting approach, both of which have been implemented over the last two to three years. While we anticipate that these two factors will continue to have a positive impact on both the calendar year and accident year loss ratios in future periods, their effect will likely be more modest than the decrease in the loss ratio we have experienced over the last twelve months. We have also experienced a decrease in losses and loss ratios as a result of our exit from the Florida market and our decision to discontinue offering occurrence-based policies in Ohio and Kentucky.
      Our reported claim counts were 404 and 401 during the first and second quarters of 2005, respectively, compared to 525 and 459, respectively, for the same periods of 2004. The decrease in the reported claim counts was primarily the result of our more rigorous underwriting approach. While we have seen a steady decrease in reported claim counts by quarter over the last two years, the last three quarters’ reported claim counts have remained at approximately 400 per quarter. It is difficult to estimate reported claim counts for future periods, and any one quarter can have unusual results; however, we anticipate that at least in the near-term, reported claim counts will remain at or slightly below the 400 per quarter level experienced in recent quarters.
      During the three and six months ended June 30, 2005, we experienced approximately $1.0 million and $2.6 million of favorable development on prior year loss reserves, primarily related to accident years 2003 and 2004. The favorable development was the result of emerging claim patterns for these accident years that are reflecting the changes we have made to our underwriting practices.
      The decreases in underwriting expenses were mostly the result of the decreases in net premiums earned. However, the underwriting ratio for the three months ended June 30, 2005 is a full percentage point higher than the ratio for the second quarter of 2004. A majority of the increase in the underwriting ratio in the second quarter was the result of legal and other costs incurred in the second quarter of 2005 related to the arbitration of a matter concerning certain information technology implementation issues. While the outcome of this matter is still uncertain, its resolution is not expected to have a material financial impact, either positive or negative, on our financial condition or results of operations.

Other Insurance Lines Results of Operations
      The following table sets forth the results of operations of our other insurance lines segment for the three and six months ended June 30, 2005 and 2004. The other insurance lines segment consists of the run-off operations of our workers’ compensation, health and personal and commercial lines of business.

	Three Months Ended June 30,				Six Months Ended June 30,

				Percentage				Percentage
	2005	2004	Change	Change	2005	2004	Change	Change

	(Dollars in thousands)
Direct premiums written	$1,016	$2,916	$(1,900)	(65.2)%	$2,144	$6,632	$(4,488)	(67.7)%

Net premiums written	$(1,504)	$2,358	$(3,862)	(163.8)%	$(238)	$6,142	$(6,380)	(103.9)%

Net premiums earned	$(866)	$7,568	$(8,434)	(111.4)%	$872	$19,189	$(18,317)	(95.5)%
Incurred loss and LAE:
Current accident year losses	(779)	6,640	(7,419)	(111.7)%	611	16,382	(15,771)	(96.3)%
Prior year losses — Gerling commutation	—	271	(271)	(100.0)%	—	271	(271)	(100.0)%
Prior year losses — excluding Gerling	373	1,895	(1,522)	(80.3)%	1,695	3,308	(1,613)	(48.8)%

Total	(406)	8,806	(9,212)	(104.6)%	2,306	19,961	(17,655)	(88.4)%
Underwriting expenses	(167)	2,902	(3,069)	(105.8)%	208	5,993	(5,785)	(96.5)%

Underwriting loss	$(293)	$(4,140)	$3,847	92.9%	$(1,642)	$(6,765)	$5,123	75.7%

Income (loss) before federal income taxes and minority interests	$475	$(3,238)	$3,713	114.7%	$(83)	$(4,317)	$4,234	98.1%

Loss ratio:
Accident year	90.0%	87.7%	2.3%		70.1%	85.4%	(15.3)%
Prior years	(43.1)%	28.6%	(71.7)%		194.3%	18.7%	175.6%

Calendar year	46.9%	116.3%	(69.4)%		264.4%	104.1%	160.3%
Underwriting expense ratio	19.3%	38.3%	(19.0)%		23.9%	31.2%	(7.3)%

Combined ratio	66.2%	154.6%	(88.4)%		288.3%	135.3%	153.0%

      As of June 30, 2005, all workers’ compensation and health policies have been non-renewed and should not produce any direct premiums written in future periods other than immaterial amounts that may be reported as final audits on policies that have expired are completed during the next few quarters.
      The underwriting results for the three and six months ended June 30, 2005 benefited from positive development on health reserves and a revision to the premiums and losses allocated to the Company by the workers’ compensation residual market pools (the “Pools”) administered by the National Council on Compensation Insurance (“NCCI”). All companies that write workers’ compensation insurance are assessed a portion of the Pools. The business insured by the Pools is typically business that cannot be insured elsewhere and it usually produces poor underwriting results. In 2004, we were assessed/allocated $2.4 million of written premiums based on NCCI’s estimate of our proportionate share of business written by the Pools. Because of the nature of the Pools, which insures risks that other companies are unwilling or unable to insure, the loss experience of the Pool is typically worse than workers’ compensation business written by individual carriers who are allowed to accept or reject specific risks. As a result, we recorded losses and expenses on the Pools’ 2004 allocation assessment at a 132% combined ratio. In 2005, NCCI revised our allocation to reflect our actual 2004 direct premiums written. This revised allocation resulted in our retaining only $40,000 of the original $2.4 million of assessed written premium. Accordingly, in the second quarter of 2005, we have reversed $2.3 million of assumed premiums written, $1.5 million of assumed premiums earned and

$1.9 million of assumed loss, loss adjustment and other expenses we recorded in 2004 related to the Pools’ assessment for the 2004 policy year. The reversal of the loss and loss adjustment expenses is included in current year losses in an effort to maintain a consistent matching of premiums and losses. The pre-tax impact of the revised allocation was an increase to income of $428,000 in the second quarter of 2005. Because our assessment from the Pools is based on our proportionate market share based on prior year’s actual experience, we anticipate that our allocation from the pool in 2005 and future periods will be inconsequential.
Liquidity and Capital Resources
      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. We also enter into financing transactions from time to time to acquire additional capital. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the purchase of shares of APCapital’s outstanding common stock.
      APCapital’s only material assets are the capital stock of American Physicians and its other subsidiaries, and cash. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. As of June 30, 2005, approximately $13.5 million of dividends could be paid to APCapital without prior approval by the State of Michigan Office of Financial and Insurance Services. APCapital’s primary uses of cash, on both a short- and long-term basis, include periodic interest payments, operating expenses, the repayment of the debentures, and the repurchase of shares of its outstanding common stock subject to authorization by the Company’s Board of Directors. In June 2005, the American Physicians’ Board authorized a dividend of up to $10 million to APCapital. American Physicians had paid $6 million of the authorized $10 million to APCapital by June 30, 2005. The dividend proceeds were used by APCapital to fund its debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock, as discussed below. At June 30, 2005, APCapital’s net cash and cash equivalent resources totaled approximately $4.3 million, which will be held at APCapital for future debt service and other operating costs.
      APCapital’s subsidiary, American Physicians, entered into a stock purchase agreement in 2004 with various shareholders of Physicians Insurance Company of Wisconsin, Inc. (“PICW”) to acquire a substantial minority interest in PICW. The stock purchase agreement provides that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. The closing of the purchase is subject to various conditions, including the receipt of approval from Wisconsin’s Office of the Commissioner of Insurance (the “Commissioner”), which is still pending. A hearing with the Commissioner regarding the PICW transaction is tentatively scheduled for September 2005. Other than the investment in PICW stock, pending regulatory approval, we have no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.
      The Board of Directors has authorized the Company to purchase shares of its outstanding common stock from time to time, most recently in September 2003. During the quarter ended June 30, 2005, the Company purchased 220,800 shares for approximately $7.7 million, or an average of $35.07 per share. This brings the total number of shares purchased pursuant to these authorizations to 3,417,870, at a total cost of $68.1 million, or an average price per share of $19.93. The Company’s purchase of any of its outstanding shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions, the Company’s capital requirements and APCapital’s available cash resources. As of June 30, 2005, the Company has 197,569 shares of its September 2003 stock repurchase program remaining to be purchased.
      Our net cash flow provided by operations was $12.5 million for the six months ended June 30, 2005, compared to $21.6 million for the same period of 2004. The decrease in cash provided by operations was primarily the result of the receipt of premiums associated with our workers’ compensation business during the first half of 2004.

      At June 30, 2005, the Company had $177.3 million of cash and cash equivalents, and approximately $71.3 million of available-for-sale fixed-income securities that mature in the next year, available to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of June 30, 2005, we had approximately $175.0 million, $18.7 million and $13.1 million of available-for-sale fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have $25.6 million, $79.4 million and $63.5 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. In addition, we have approximately $209.7 million and $4.9 million of held-to-maturity and available-for-sale, respectively, mortgage-backed securities that provide periodic principal repayments.
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
Financial Condition
      In evaluating our financial condition, two factors are the most critical. First, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company (“A.M. Best”) rating, and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus
      Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2005 was approximately $225.0 million, after eliminating the stacking effect of APSpecialty’s surplus, which is also included in American Physicians due to the two companies’ parent-subsidiary relationship. The $225.0 million of surplus results in a net premiums written to surplus ratio of 0.74:1. Surplus at December 31, 2004 was approximately $210.9 million, yielding a net premiums written to surplus ratio of 0.87:1. In general, A.M. Best and regulators prefer to see a net written premiums to surplus ratio of approximately 1:1 or lower. In July 2004, A.M. Best affirmed the B+ (Very Good) rating of our primary insurance group, which includes our American Physicians subsidiary. In addition to the affirmation of the B+ rating, A.M. Best upgraded its rating outlook from “negative” to “stable.” A stable outlook indicates that a company is experiencing stable financial/market trends and there is a low likelihood that its rating will change in the near term. A negative outlook indicates unfavorable financial/market trends relative to a company’s current rating that, if continued, have good possibility of a company having its rating downgraded.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      For the six months ended June 30, 2005, we recorded a decrease in ultimate loss estimates, net of reinsurance, for accident years 2004 and prior of $855,000, or less than 0.1% of $591.8 million of net loss and loss adjustment expense reserves as of December 31, 2004. This result includes $2.6 million of favorable development attributable to our medical professional liability segment, offset by $1.7 million of unfavorable development on our other insurance lines segment.

      The following table shows net case reserves, net incurred but not reported (“IBNR”) claims reserves, total net reserves, open claim counts, and average net case reserves per open claim for our medical professional liability segment at June 30, 2005 and December 31, 2004. Amounts included in the table exclude claim counts, as well as the case and IBNR reserves of PIC. Although PIC is a consolidated entity, we do not control or manage it. In addition, PIC has limited amounts of capital and surplus. As a result, its reinsurance treaties are significantly different than those of our other companies that write medical professional liability. Inclusion of PIC claim counts and reserve amounts may slightly skew the average net case reserve statistics presented below and produce results that are not indicative of our “core” book of business. PIC’s net case and IBNR reserves were $1,286,000 and $725,000, respectively, at June 30, 2005, compared to $927,000 and $571,000, respectively, at December 31, 2004.

				Number	Average Net
	Net Case	Net IBNR	Total Net	of Open	Case Reserve
	Reserves	Reserves	Reserves	Claims	per Open Claim

	(In thousands, except claim counts)
December 31, 2004	$391,048	$143,809	$534,857	3,342	$117.0
Change	(17,501)	19,905	2,404	(131)	(0.7)

June 30, 2005	$373,547	$163,714	$537,261	3,211	$116.3

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
      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the six months ended June 30, 2005 was as follows:

	Medical	Other
	Professional	Insurance
	Liability	Lines	Consolidated

	(In thousands)
Balance, December 31, 2004	$634,304	$59,326	$693,630
Less, reinsurance recoverables	97,949	3,842	101,791

Net reserves, December 31, 2004	536,355	55,484	591,839
Incurred related to
Current year	67,294	611	67,905
Prior years	(2,550)	1,695	(855)

Total	64,744	2,306	67,050
Paid related to
Current year	876	1,524	2,400
Prior years	60,949	10,948	71,897

Total	61,825	12,472	74,297

Net reserves, June 30, 2005	539,274	45,318	584,592
Plus, reinsurance recoverables	102,800	3,495	106,295

Balance, June 30, 2005	$642,074	$48,813	$690,887

Development as a % of December 31, 2004 net reserves	(0.5)%	3.1%	(0.1)%

Other Significant Balance Sheet Items
      Our invested assets consist primarily of fixed-income, cash and cash equivalents, as well as equity securities, investment real estate and investment real estate limited partnerships. As described more fully in “— Critical Accounting Policies” and Notes 1 and 5 of the Notes to unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, effective May 1, 2005, we transferred approximately $398.3 million of fixed-income securities from the available-for-sale category to the held-to-maturity category. Available-for-sale securities are carried at their estimated fair value. Held-to-maturity securities are carried at their estimated fair value at the date of transfer, with any unrealized gain or loss at the date of transfer being amortized over the remaining life of the security.
      At June 30, 2005, our available-for sale fixed-income and equity security portfolio included net unrealized gains, gross of related tax effects, of approximately $11.9 million, and our held-to-maturity fixed-income security portfolio had unamortized net unrealized gains of $5.6 million. At December 31, 2004, all securities were classified as available-for-sale and included net unrealized gains of approximately $24.1 million. Net unrealized gains are reported in the accompanying Condensed Consolidated Financial Statements net of related tax effects, including any effects related to changes in the deferred tax asset valuation allowance associated with changes in net unrealized gains. The effects of changes in the valuation allowance on net unrealized gains are more fully discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
      The decrease in unrealized gains from December 31, 2004 was the result of an increase in interest rates. Generally, the estimated fair value of our fixed-income securities is inversely related to current interest rates. Therefore, as interest rates rise or fall, our net unrealized gains should decrease or increase accordingly. See “Item 3 — Quantitative and Qualitative Disclosure About Market Risk” for further information regarding the potential impact of changes in prevailing interest rates on the fair value of our fixed-income portfolio. The cross-referenced information is incorporated herein by reference.
      The $177.3 million of cash and cash equivalents that we hold as of June 30, 2005 represents approximately 21% of our total cash and investments at that date. We maintain this relatively strong cash position to allow management flexibility with respect to future investment options in response to future changes in interest rates, tax considerations, or other strategic alternatives.
      Premiums receivable decreased $11.1 million, or 20.4%, to $43.5 million at June 30, 2005. The decrease in the premiums receivable balance was primarily the result of the timing of premium writings, especially the significant amount of policies that renew on July 1. In addition to the timing of premium writings, the premiums receivable balance is also subject to fluctuations as a result of the payment plan selected by our insureds. Our premium payment plans allow insureds to elect between an annual premium payment, quarterly installments or a monthly payment plan. However, all payment plans are designed to ensure that cash collected is in excess of premiums earned. All payment plans are also designed so that the full annual premium is collected within nine months of the policy’s effective date.
      Reinsurance recoverables increased $6.8 million to $110.2 million at June 30, 2005, from $103.3 million at December 31, 2004. The increase was primarily related to a $2.3 million increase in recoverable on paid losses as a result of several large claims paid at the end of the second quarter, as well as a $6.1 million increase in ceded IBNR loss reserves offset in part by a $2.0 million decrease in ceded case loss reserves from December 31, 2004 to June 30, 2005. As a percentage of direct IBNR and case reserves, our ceded reserves at June 30, 2005 remained consistent with December 31, 2004 reserves.
      At June 30, 2005 our deferred tax assets have been reinstated as a result of the elimination of the entire valuation allowance that was carried against them since September 30, 2003. The conclusion that a valuation allowance was no longer necessary, and the accounting for its reversal, are discussed more fully in Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements. Such information is incorporated herein by reference.

      Unearned premiums decreased $13.7 million to $76.4 million at June 30, 2005. The decrease was primarily due to the timing of renewals, as well as an overall decrease in net premiums written. Approximately 10% of our medical professional liability policies have a July 1 renewal date.
      Other liabilities decreased $9.1 million to $41.9 million at June 30, 2005. In addition to accounts payable and other accruals, other liabilities included ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $9.1 million decrease was primarily the result of a $9.5 million decrease in the liability account for pending security transactions.
      Shareholders’ equity at June 30, 2005 was $255.8 million, an increase of $53.7 million from $202.1 million at December 31, 2004. The increase was primarily attributable to reported net income of $55.1 million for the six months ended June 30, 2005, which included the reversal of the deferred tax valuation allowance, as well as an increase in net unrealized gains, net of the effects of the valuation allowance reversal, of approximately $3.3 million. These increases were partially offset by a decrease in additional paid-in-capital of $4.8 million primarily related to the repurchase of the Company’s common stock. The Company’s book value per common share outstanding at June 30, 2005 was $30.12, based on 8,494,835 shares outstanding, compared to $23.31 per common share outstanding at December 31, 2004. Total shares outstanding at December 31, 2004 were 8,671,984.
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
General
      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed-income securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates, although in the second quarter of 2005 we took action to mitigate some of this risk by transferring $398.3 million of our fixed-income security portfolio from the available-for-sale category to the held-to-maturity category.
      As of June 30, 2005, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
Qualitative Information About Market Risk
      Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.
      Both our available-for-sale and held-to-maturity fixed-income security portfolios are subject to a degree of credit risk. At June 30, 2005, 99% of our fixed-income portfolio (excluding approximately $13.6 million of private placement issues, which constitutes 2.1% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.
      The Company’s available-for-sale fixed-income security portfolio includes the interest-only portion of several mortgage-backed securities. Unlike traditional fixed-income securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities, which are subject to a degree of prepayment risk. With mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generally generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments. At June 30, 2005, the Company had interest-only mortgage-backed securities with an estimated fair value of $4.7 million.
      Approximately $4.1 million of the interest-only certificates discussed above have an inverse floating rate of interest tied to LIBOR. The Company has determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the Company cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income. For the three and six months ended June 30, 2005, a gain of approximately $674,000 and a loss of approximately $143,000, respectively, was included in investment income for the change in fair value of the inverse floating interest-only certificates. This compares with gains of $85,000 and $293,000, respectively, for the same periods of 2004.
Quantitative Information About Market Risk
      At June 30, 2005, our available-for-sale fixed-income security portfolio was valued at $283.0 million and had an average modified duration of 2.14 years, compared to a portfolio valued at $657.7 million with an average modified duration of 2.77 years at December 31, 2004. The significant decrease in available-for-sale securities from December 31, 2004 is the result of the transfer of securities having a fair value of approximately $398.3 million to the held-to-maturity category effective May 1, 2005. Of the $283.0 million at June 30, 2005, $4.7 million were interest-only certificates that had a modified duration of 2.36 years. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at June 30, 2005 and December 31, 2004, and then separately for our interest-only certificates. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.
Available-for-Sale Fixed Income Portfolio (Including Interest-Only Certificates)

	June 30, 2005			December 31, 2004

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$273,187	$(9,767)	1.93	$612,330	$(45,376)	4.58
+1%	279,232	(3,722)	2.17	639,822	(17,884)	3.63
0	282,954		2.14	657,706		2.77
-1%	285,922	2,968	2.21	665,172	7,466	1.89
-2%	285,881	2,927	2.31	677,559	19,853	1.97

Interest-Only Certificates

	June 30, 2005			December 31, 2004

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$5,521	$832	5.00	$10,289	$3,153	4.18
+1%	6,494	1,805	4.40	10,713	3,577	3.67
0	4,689		2.36	7,136		1.99
-1%	1,837	(2,852)	0.86	2,240	(4,896)	0.68
-2%	1,328	(3,361)	0.68	1,601	(5,535)	0.56

Item 4.	Controls and Procedures

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
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act rule 13a-15(b). Based on the status of the material weakness remediation noted below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting
      As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in the Company’s internal controls over financial reporting at its New Mexico location. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements.
      In the first quarter of 2005, management implemented several additional control procedures, including more frequent policy and claim file audits, stricter home office review and approval guidelines, and general computer control enhancements, including the implementation of access restrictions to and within the New Mexico system. In addition, management is continuing the process of phasing-out the separate New Mexico information system.
      In the second quarter of 2005, management tested several of these additional control procedures. Based on the results of this testing, management has concluded that the material weakness related to New Mexico operations has been successfully remediated. We are continuing to move forward with the conversion of New Mexico policy and claims data from the information system currently used to that used by our other operating locations. While we anticipate that this conversion will further enhance the effectiveness of New Mexico operations controls, any control deficiencies related to the current system do not, by themselves, represent a material weakness in management’s opinion.
      Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)
			Total Number	(d)
	(a)		of Shares	Maximum
	Total	(b)	Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that May
	Shares	Price Paid	Announced	yet be Purchased
Period	Purchased	per Share	Plans	Under the Plans

April 1-30, 2005	—	$—	—	418,369
May 1-31, 2005	25,700	$33.03	25,700	392,669
June 1-30, 2005	195,100	$35.33	195,100	197,569

Total	220,800	$35.07	220,800	197,569

      On September 11, 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. This plan was publicly announced on September 22, 2003. There is no expiration date with respect to this authorization.

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

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. Kevin Clinton

R. Kevin Clinton
Its: President and Chief Executive Officer

By:	/s/ Frank H. Freund

Frank H. Freund

Its:	Executive Vice President, Treasurer and Chief Financial Officer
Date: August 9, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10	Amendment No. 1, dated May 9, 2005, to the Standstill Agreement, dated April 7, 2004, between the Company and Daniel L. Gorman(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99	Amendment No. 2 to Stock Purchase Agreement with Exhibits, dated as of April 11, 2005, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.(2)

(1)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated May 9, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference.