Form 10-Q
period 2005-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2005-11-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(517) 351-1150
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☑          NO ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 31, 2005 was 8,502,185.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$252,268	$657,706
Held-to-maturity (Note 1)	355,374	—
Equity securities, at fair value	477	1,163
Other investments	13,122	8,293

Total investments	621,241	667,162
Cash and cash equivalents	229,323	190,936
Premiums receivable	56,441	54,614
Reinsurance recoverable	108,014	103,312
Federal income tax recoverable	—	1,569
Deferred federal income taxes	48,469	—
Property and equipment, net of accumulated depreciation	11,435	12,181
Other assets	39,690	40,125

Total assets	$1,114,613	$1,069,899

LIABILITIES
Unpaid losses and loss adjustment expenses	$687,940	$693,630
Unearned premiums	91,157	90,040
Federal income taxes payable	297	—
Long-term debt	30,928	30,928
Other liabilities	41,953	50,977

Total liabilities	852,275	865,575
Minority Interest in Consolidated Subsidiary	2,570	2,200
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,501,685 and 8,671,984 shares outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	81,768	86,956
Retained earnings	169,321	107,382
Unearned stock compensation	(150)	(368)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	8,829	8,154

Total shareholders’ equity	259,768	202,124

Total liabilities and shareholders’ equity	$1,114,613	$1,069,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net premiums written	$52,991	$63,723	$123,414	$149,804
Change in net unearned premiums	(12,820)	(14,968)	330	4,155

Net premiums earned	40,171	48,755	123,744	153,959
Investment income	10,752	10,947	33,582	36,451
Net realized (losses) gains	(428)	(332)	(750)	1,233
Other income	222	156	687	562

Total revenues and other income	50,717	59,526	157,263	192,205
Losses and loss adjustment expenses	30,794	42,773	97,844	137,700
Underwriting expenses	7,538	9,838	25,247	33,986
Investment expenses	540	719	1,216	2,264
Interest expense	601	428	1,683	1,229
Amortization expense	202	274	605	822
General and administrative expenses	433	706	2,269	2,912
Other expenses	48	15	480	162

Total expenses	40,156	54,753	129,344	179,075

Income before federal income taxes and minority interest	10,561	4,773	27,919	13,130
Federal income tax expense (benefit)	3,705	226	(34,393)	(374)

Income before minority interest	6,856	4,547	62,312	13,504
Minority interest in net (income) loss of consolidated subsidiary	(31)	2	(373)	17

Net income	$6,825	$4,549	$61,939	$13,521

Net income — per common share
Basic	$0.81	$0.54	$7.23	$1.60
Diluted	$0.79	$0.52	$7.08	$1.57
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
Net income	$6,825	$4,549	$61,939	$13,521
Other comprehensive income:
Unrealized (depreciation) appreciation on available-for-sale investment securities arising during the period	(3,524)	3,594	(9,869)	(10,060)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(440)	—	(696)	—
Adjustment for realized (gains) losses on investment securities included in net income	(26)	(1,147)	42	(5,789)

Other comprehensive (loss) income before tax and minority interests	(3,990)	2,447	(10,523)	(15,849)
Deferred federal income tax (benefit) expense	(1,396)	858	(3,683)	(5,548)
(Decrease) increase in deferred tax valuation allowance (Note 8)	—	(858)	(7,512)	5,548

Other comprehensive (loss) income before minority interest	(2,594)	2,447	672	(15,849)
Minority interest in unrealized depreciation (appreciation), net of deferred federal income taxes	6	(5)	3	2

Other comprehensive (loss) income	(2,588)	2,442	675	(15,847)

Comprehensive income (loss)	$4,237	$6,991	$62,614	$(2,326)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$61,939	$13,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,410	6,232
Net realized losses (gains)	750	(1,233)
Change in fair value of derivatives	1,050	619
Deferred federal income taxes	(35,572)	—
Minority interest in net income (loss) of consolidated subsidiary	373	(17)
Changes in:
Unpaid loss and loss adjustment expenses	(5,690)	17,955
Unearned premiums	1,117	(1,683)
Other assets and liabilities	(5,787)	(6,758)

Net cash provided by operating activities	22,590	28,636
Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(3,752)	(165,005)
Held-to-maturity — fixed maturities	(112,912)	—
Available-for-sale — equity securities	(606)	(36,873)
Other invested assets	(7,580)	—
Property and equipment	(670)	(904)
Sales and maturities
Available-for-sale — fixed maturities	100,836	224,622
Held-to-maturity — fixed maturities	52,513	—
Available-for-sale — equity securities	1,166	34,751
Other invested assets	1,669	18,815
Property and equipment	30	17
Pending securities transactions	(7,934)	(2,965)

Net cash provided by investing activities	22,760	72,458
Cash flows from financing activities
Principal payment on note payable	—	(6,000)
Common stock repurchased	(9,399)	—
Federal income tax effect of share based awards	727	—
Proceeds from stock options exercised	1,709	897
Other sources	—	27

Net cash used in financing activities	(6,963)	(5,076)

Net increase in cash and cash equivalents	38,387	96,018
Cash and cash equivalents, beginning of period	190,936	102,051

Cash and cash equivalents, end of period	$229,323	$198,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

Basis of Consolidation and Reporting
      The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective January 24, 2005, APCapital’s wholly owned subsidiaries, APConsulting LLC and APDirect Sales, LLC, were dissolved. In addition, the accounts of Physicians Insurance Company, a Florida domiciled insurance company (“PIC-FL”), have been consolidated in the accompanying unaudited Condensed Consolidated Financial Statements. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.
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
      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

Nature of Business
      The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers throughout the United States of America, with an emphasis on markets in the Midwest. Historically, the Company has also provided workers’ compensation and health insurance. However, in 2003, the Company began taking steps to exit these lines. These lines are included in the other insurance lines segment along with the Company’s personal and commercial insurance business, which it discontinued writing in 2001. Medical professional liability direct premiums written accounted for approximately 99% of total direct premiums written during the nine months ended September 30, 2005.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

Stock-Based Compensation
      Until the Company adopts Statement of Financial Accounting Standard (“SFAS”) No. 123R: “Share-Based Payment,” effective January 1, 2006, it will continue to use the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure alternative of SFAS No. 123: “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148: “Accounting for Stock-Based Compensation — Transition and Disclosure.” In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the pro forma effects on operating results as if the Company had elected the fair value approach to account for its stock-based employee compensation plans. The anticipated effect of the adoption of SFAS No. 123R is more fully described in Note 2.
      If compensation had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been impacted as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income as reported	$6,825	$4,549	$61,939	$13,521
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	83	190	214
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(160)	(267)	(405)	(726)

Pro forma net income	$6,728	$4,365	$61,724	$13,009

Basic income per share
As reported	$0.81	$0.54	$7.23	$1.60
Pro forma	$0.80	$0.52	$7.20	$1.54
Diluted income per share
As reported	$0.79	$0.52	$7.08	$1.57
Pro forma	$0.78	$0.50	$7.05	$1.51
      Such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.
      During the three months ended September 30, 2005, there were 95,500 options granted with an exercise price of $39.75. At September 30, 2005, there were 517,900 options outstanding with a weighted average exercise price of $22.79.

Investments in Fixed-Income and Equity Securities
      On a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. In the second quarter of 2005, the Company concluded that it had both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, effective May 1, 2005, the Company transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of the Company’s fixed-income security portfolio, as well as its equity securities held for investment, remain in the available-for sale category.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The Company accounted for the transfer of these fixed-income securities from the available-for-sale to the held-to-maturity category at the estimated fair value of the securities at the date of transfer. The net unrealized gain at the date of transfer continues to be reported as a component of accumulated other comprehensive income and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of the net unrealized gain reported in other comprehensive income will offset the effect of the additional amortization of the premium or discount associated with held-to-maturity securities.
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

Other Investments
      Other investments include investment real estate, real estate limited partnerships, and equity and other capital securities that do not have a readily determinable fair value. All other investments are carried at the lower of cost or market value if a decline in an asset’s market value is determined to be other than temporary.

Derivative Financial Instruments
      The Company holds certain interest-only certificates that may not allow for the recovery of substantially all of its investment. These certificates pay a variable rate of interest that is inversely related to the London Interbank Offered Rate (“LIBOR”). The Company has determined that these certificates contain an embedded derivative instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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
      At September 30, 2005, the Company had such certificates with a fair value of approximately $2.9 million. The fair value of these certificates decreased approximately $907,000 and $1.0 million during the three and nine-month periods ended September 30, 2005, respectively, resulting in a corresponding decrease to investment income during the three and nine-month periods ended September 30, 2005. During the three and nine-month periods ended September 30, 2004, the fair value of these securities decreased approximately $912,000 and $619,000, respectively, which resulted in a decrease to investment income during 2004.

Income Taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. At June 30, 2005, the Company concluded that it was more likely than not that sufficient taxable income would exist in future periods when deductible temporary differences were expected to reverse. Accordingly, the Company reversed the entire deferred tax asset valuation allowance as of April 1, 2005.
      The reversal of the entire valuation allowance in the second quarter of 2005 was credited to federal income tax benefit, with the exception of certain deferred tax assets relating to stock-based compensation that

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
were recognized for the first time as a result of the reversal of the valuation allowance. The reversal of the valuation allowance pertaining to this “incremental tax benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect net income for these periods.
      Subsequent to the initial reversal of the valuation allowance, which resulted in a credit to federal income tax benefit, the Company decreased the federal income tax benefit for the effect of changes in the valuation allowance related to unrealized depreciation on the Company’s available-for-sale investment securities that were lodged in accumulated other comprehensive income. See Note 8 for additional information regarding income taxes and the accounting associated with the reversal of the deferred tax asset valuation allowance.

Minority Interests
      Minority interests in the accompanying unaudited Condensed Consolidated Financial Statements represent the 51% ownership interest of other investors in PIC-FL. PIC-FL is included in the Company’s unaudited Condensed Consolidated Financial Statements as it has been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, has been determined to be the primary beneficiary in accordance with the guidance given in Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.”
      The Company’s investment in PIC-FL was made in conjunction with its decision to exit the Florida medical professional liability market in late 2002. The intent was for PIC-FL to write as much medical professional liability insurance business as its capital and surplus levels would reasonably support, thereby limiting the Company’s exposure from its obligation under Florida state law to offer tail coverage to policyholders as the Company non-renewed their policies.
      At September 30, 2005 and December 31, 2004, PIC-FL’s total assets were approximately $17.4 million and $12.9 million, respectively. Net premiums earned were $976,000 and $2,644,000 for the three and nine-month periods ended September 30, 2005, respectively, and $672,000 and $1,568,000 for the three and nine-month periods ended September 30, 2004, respectively. The Company has no future obligations with respect to its investment in PIC-FL, nor do creditors of PIC-FL have any recourse to the general credit of the Company.
      On December 31, 2004, the Company consummated a transaction in which PIC-FL’s other investor assumed ownership of 100% of PIC-FL’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million note that bears interest at a rate of eight percent. During 2005, monthly interest-only payments are being made on the note. Principal payments on the note begin in January 2006, and continue every month for seven years thereafter. The note is collateralized by 100% of the outstanding common stock of PIC-FL, which had a statutory book value of approximately $4.9 million at September 30, 2005. Because the note received in exchange for American Physicians ownership interest is collateralized by the common stock of PIC-FL, the exchange was deemed not to be a sale in accordance with GAAP, but was rather accounted for as a secured borrowing with pledge of collateral. Accordingly, the Company continues to consolidate PIC-FL in accordance with the original assessment made under FIN No. 46R.

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Effects of New Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes and FASB Statement No. 3,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R would have been effective as of the beginning of the first interim or annual period that begins after June 15, 2005. However, effective April 21, 2005, the Securities and Exchange Commission (“SEC”) amended Regulation S-X to amend the date for compliance with SFAS No. 123R so that companies who are not small business filers will be required to adopt SFAS No. 123R beginning with the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005.
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
      The Company estimates that the adoption of SFAS No. 123R, effective January 1, 2006, will result in additional compensation expense, net of tax, of approximately $275,000, $99,000 and $28,000 in years 2006, 2007 and 2008, respectively. The Company currently does not anticipate any share-based payment charges in 2009 or beyond. Any “windfall tax benefit” the Company receives from employee option exercise will be credited to additional paid-in-capital in the year it is currently deductible in the Company’s consolidated tax return.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

3.	Income Per Share
      Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three and nine months ended September 30, 2005 were 8,444,485 and 8,571,677, respectively, and 8,443,267 and 8,427,211 for the three and nine months ended September 30, 2004, respectively. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2005 were 8,652,396 and 8,753,686, respectively, and 8,755,378 and 8,625,887 for the three and nine months ended September 30, 2004, respectively.
      The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$6,825	$4,549	$61,939	$13,521

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,444	8,443	8,572	8,427
Effect of dilutive stock options and awards	208	312	182	199

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,652	8,755	8,754	8,626

Net income — basic	$0.81	$0.54	$7.23	$1.60
Net income — diluted	$0.79	$0.52	$7.08	$1.57

4.	Segment Information
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
      The following tables show total assets and income (loss) before income taxes and minority interests for each of the Company’s reportable segments:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Total assets:
September 30, 2005	$1,048,357	$60,793	$288,971	$(283,508)	$1,114,613
December 31, 2004	$977,230	$75,704	$227,106	$(210,141)	$1,069,899

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

	For the Three Months Ended September 30, 2005

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$40,280	$(109)	$—	$—	$40,171
Investment income	10,019	703	30	—	10,752
Other revenue items	(227)	(13)	199	(165)	(206)

Total revenues	50,072	581	229	(165)	50,717

Expenses:
Loss and loss adjustment expenses	30,786	8	—	—	30,794
Underwriting expenses	7,401	137	—	—	7,538
General and administrative expenses	—	—	433	—	433
Other expense items	614	60	882	(165)	1,391

Total expenses	38,801	205	1,315	(165)	40,156

Income (loss) before income taxes and minority interest	$11,271	$376	$(1,086)	$—	$10,561

	For the Three Months Ended September 30, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$44,169	$4,586	$—	$—	$48,755
Investment income	10,295	647	5	—	10,947
Other revenue items	(156)	(50)	187	(157)	(176)

Total revenues	54,308	5,183	192	(157)	59,526

Expenses:
Loss and loss adjustment expenses	36,181	6,592	—	—	42,773
Underwriting expenses	9,185	653	—	—	9,838
General and administrative expenses	—	—	706	—	706
Other expense items	839	81	673	(157)	1,436

Total expenses	46,205	7,326	1,379	(157)	54,753

Income (loss) before income taxes and minority interest	$8,103	$(2,143)	$(1,187)	$—	$4,773

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

	For the Nine Months Ended September 30, 2005

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$122,981	$763	$—	$—	$123,744
Investment income	31,106	2,394	82	—	33,582
Other revenue items	(164)	(37)	631	(493)	(63)

Total revenues	153,923	3,120	713	(493)	157,263

Expenses:
Loss and loss adjustment expenses	95,530	2,314	—	—	97,844
Underwriting expenses	24,902	345	—	—	25,247
General and administrative expenses	—	—	2,269	—	2,269
Other expense items	1,694	168	2,615	(493)	3,984

Total expenses	122,126	2,827	4,884	(493)	129,344

Income (loss) before income taxes and minority interest	$31,797	$293	$(4,171)	$—	$27,919

	For the Nine Months Ended September 30, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$130,184	$23,775	$—	$—	$153,959
Investment income	33,152	3,264	35	—	36,451
Other revenue items	1,489	111	641	(446)	1,795

Total revenues	164,825	27,150	676	(446)	192,205

Expenses:
Loss and loss adjustment expenses	111,147	26,553	—	—	137,700
Underwriting expenses	27,340	6,646	—	—	33,986
General and administrative expenses	—	—	2,912	—	2,912
Other expense items	2,464	411	2,048	(446)	4,477

Total expenses	140,951	33,610	4,960	(446)	179,075

Income (loss) before income taxes and minority interest	$23,874	$(6,460)	$(4,284)	$—	$13,130

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

5.	Investments
      The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses included in the accompanying Condensed Consolidated Balance Sheets in accumulated other comprehensive income at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$9,758	$91	$(13)	$9,836
States and political subdivisions	6,346	154		6,500
Corporate securities	224,497	8,280	(241)	232,536
Mortgage-backed securities	4,251	120	(975)	3,396

Total available-for-sale fixed-income securities	244,852	8,645	(1,229)	252,268
Equity securities	477			477

Total available-for-sale securities	$245,329	$8,645	$(1,229)	$252,745

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$150,787	$1,020	$(242)	$151,565
States and political subdivisions	5,173	331	—	5,504
Corporate securities	342,046	20,185	(24)	362,207
Mortgage-backed securities	125,838	2,816	(300)	128,354
Other debt securities	9,767	309	—	10,076

Total available-for-sale fixed-income securities	633,611	24,661	(566)	657,706
Equity securities	1,079	84	—	1,163

Total available-for-sale securities	$634,690	$24,745	$(566)	$658,869

      At September 30, 2005 and December 31, 2004, unrealized gains in the tables above for available-for-sale securities include $0 and $340,000, respectively, of gains related to securities that contain an embedded derivative instrument. Unrealized losses of $(956,000) and $(246,000) as of September 30, 2005 and December 31, 2004, respectively, related to these available-for-sale securities are included in the tables above. The unrealized gains and losses are not included in accumulated other comprehensive income, but rather, changes in the estimated fair values of these securities are included in investment income in accordance with SFAS No. 133. See Note 1 for further discussion of these securities and the embedded derivative instruments.
      In the second quarter of 2005, a portion of the Company’s fixed-income securities were transferred from the available-for-sale category to the held-to-maturity category at their estimated fair value as of the date of transfer, which was May 1, 2005. Any net unrealized appreciation at that date related to securities transferred was added to the amortized cost, which then became the new carrying amount reflected in the balance sheet for these securities. The net unrealized appreciation at the date of transfer continues to be reported as a

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
component of accumulated comprehensive income, net of deferred federal income taxes in accumulated other comprehensive income in the shareholders’ equity section of the balance sheet and will be amortized over the remaining life of the securities. The following table shows the amortization of net unrealized appreciation related to securities transferred to the held-to-maturity category for the period May 1, 2005 through September 30, 2005, both gross and net of deferred federal income taxes.

		Net of
	Gross	Tax

Net unrealized appreciation, May 1, 2005	$5,886	$3,826
Amortization for the period May 1, 2005 through September 30, 2005	(696)	(452)

Net unrealized appreciation, September 30, 2005	$5,190	$3,374

      The following table shows the carrying value, which includes approximately $5.2 million of net unrealized appreciation, gross unrecognized gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio.

	September 30, 2005

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value

	(In thousands)
Held-to-maturity
U.S. government obligations	$82,631	$	$(598)	$82,033
States and political subdivisions	2,892		(15)	2,877
Corporate securities	69,806	78	(461)	69,423
Mortgage-backed securities	200,045	8	(2,527)	197,526

Total held-to-maturity fixed-income securities	$355,374	$86	$(3,601)	$351,859

      The following table shows the components of net unrealized appreciation on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

	(In thousands)
Net unrealized appreciation on available-for-sale securities	$8,372	$24,085
Net unrealized appreciation on a held-to-maturity securities	5,190	—
Deferred federal income taxes	(4,747)	(8,430)
Impact of changes of the deferred tax asset valuation allowance as a result of changes in net unrealized appreciation on investment securities (Note 8)	—	(7,512)
Minority interest in net unrealized depreciation, net of tax	14	11

Total net unrealized appreciation	$8,829	$8,154

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The amortized cost and estimated fair value of fixed-income securities classified as available-for-sale and the carrying value of fixed-income securities classified as held-to-maturity at September 30, 2005, by contractual maturity, were:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Available-for-sale
Less than one year	$56,046	$56,535
One to five years	166,399	172,990
Five to ten years	10,500	10,769
More than ten years	7,656	8,578
Mortgage-backed securities	4,251	3,396

Total available-for-sale	$244,852	$252,268

Carrying Value

(In thousands)
Held-to-maturity
Less than one year	$—
One to five years	25,562
Five to ten years	79,369
More than ten years	50,397
Mortgage-backed securities	200,046

Total held-to-maturity	$355,374

6.	Commitments and Contingencies
      On August 31, 2005, American Physicians terminated the previously disclosed stock purchase agreement pursuant to which it had agreed to purchase, subject to approval by the Office of the Commissioner of Insurance of Wisconsin (“OCI”), 4,782 shares of common stock of Physicians Insurance Company of Wisconsin, Inc. (“PICW”), representing a substantial minority interest in PICW, from various shareholders of PICW. Concurrently with the termination, American Physicians withdrew its Form A application pending before the OCI to acquire the interest in PICW.
      Following the termination of the stock purchase agreement, American Physicians purchased from some of the same shareholders a total of 1,942 shares of PICW common stock, representing 9.9% of PICW’s outstanding shares of common stock. The purchase price was $3,800 per share, or approximately $7.4 million. In addition, approximately $200,000 of costs incurred in connection with the acquisition were capitalized, bringing the total cost of the investment to $7.6 million.
      The purchase of the 1,942 shares remains in dispute. The OCI has scheduled a hearing for February 15-17, 2006 to consider whether a change of control has occurred and, if so, whether it should be approved.
      The Company was not subject to any material litigation at September 30, 2005. Though routine litigation matters may arise in the ordinary course of the Company’s insurance business, management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

7.	Restructuring Charges and Other Exit Costs

Employee separation benefits
      During the three and nine months ended September 30, 2005, additional restructuring costs of $13,000 and $59,000, respectively, were incurred related to the Company’s exit from its workers’ compensation line of business, bringing the total amount incurred through September 30, 2005 to $1.1 million. During the three and nine months ended September 30, 2004, additional restructuring costs of $15,000 and $162,000, respectively, were incurred. These costs are included on the accompanying unaudited Condensed Consolidated Statements of Income in the other expenses line item and are included in income (loss) before income taxes and minority interest reported for the other insurance lines for the three and nine-month periods ended September 30, 2005 and 2004.
      The activity in the liability for restructuring charges for the nine months ended September 30, 2005 and the year ended December 31, 2004 were as follows:

	Nine
	Months Ended	Year Ended
	September 30, 2005	December 31, 2004

	(In thousands)
Balance, January 1	$101	$727
Employee separations	59	185
Payments	(69)	(811)

Balance, September 30 or December 31	$91	$101

      Certain employees related to the workers’ compensation line of business have been retained to manage the run-off of this line through June 30, 2007. The employee separation costs related to these individuals will be recognized prospectively over the future service period. At September 30, 2005, total future employee separation costs that will be accrued prospectively over the remaining service period are estimated to be approximately $64,000.

Contract termination costs
      During 2004, the Company subleased approximately 10,000 square feet of office space in Chicago, Illinois to an unrelated third party. In the second quarter of 2005, the Company subleased the remaining available 3,000 additional square feet. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next nine years, has been discounted using an interest rate of approximately six-percent, to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the liability.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      Activity in the liability for contract termination benefits for the nine months ended September 30, 2005 and the year ended December 31, 2004 was as follows:

	Nine
	Months Ended	Year Ended
	September 30, 2005	December 31, 2004

	(In thousands)
Balance, January 1	$921	$—
Payments	(288)	(170)
Contract termination costs (new sublease)	345	1,091
Changes in estimated cash flows	76	—
Discount accretion	43	—

Balance, September 30 or December 31	$1,097	$921

      Certain costs associated with the original lease and subleases are variable. As additional information regarding these variable costs becomes available, the estimated future cash flows are adjusted accordingly. Any change in the estimated liability as a result of these adjustments is charged or credited to earnings in the period of change. During the three and nine months ended September 30, 2005, the estimated liability was adjusted $2,000 and $43,000 for changes in these future variable costs. All costs associated with these contract terminations are included in the other expenses line item in the accompanying unaudited Condensed Consolidated Statements of Income, and have been allocated to the various segments in proportion to their estimated anticipated use prior to the sublease of the space.

8.	Income Taxes
      In the second quarter of 2005, the Company reversed the entire deferred tax asset valuation allowance as management had concluded that it was more likely than not that sufficient taxable income would exist in future periods when the deductible temporary differences were expected to reverse. Because of the reversal of the valuation allowance in 2005 and as a result of changes in the valuation allowance in 2004, income taxes incurred do not bear the usual relationship to income before federal income taxes for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 as shown below. With the elimination of the valuation allowance as of June 30, 2005, income taxes for the three months ended September 30, 2005 approximate the statutory rate.

	Three Months Ended September 30,

					Nine Months Ended September 30,

	2005		2004		2005		2004

					(In thousands)
Income before taxes	$10,561		$4,773		$27,919		$13,130

Tax at statutory rate	3,689	34.9%	1,671	35.0%	9,764	35.0%	4,596	35.0%
Tax effect of:
Tax exempt interest	(39)	(0.4)%	(88)	(1.9)%	(142)	(0.5)%	(285)	(2.4)%
Cushion adjustment	—		—		—		(600)	(7.2)%
Other items, net	55	0.5%	—		36	0.1%	60	0.7%
Valuation allowance	—	0.0%	(1,357)	(28.4)%	(44,051)	(157.8)%	(4,145)	(33.3)%

	$3,705	35.1%	$226	4.7%	$(34,393)	(123.2)%	$(374)	(7.2)%

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The provision for income taxes for the three and nine months ended September 30, 2005 and 2004 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Current expense (benefit)	$774	$226	$1,179	$(374)
Deferred expense	2,931	1,357	8,479	4,145
Deferred tax valuation allowance	—	(1,357)	(44,051)	(4,145)

Total	$3,705	$226	$(34,393)	$(374)

      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. At September 30, 2005 and December 31, 2004, the components of the net deferred federal income tax asset were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Deferred tax assets arising from Losses and loss adjustment expenses	$24,439	$27,612
Net operating loss carryforwards	9,698	14,225
Unearned and advanced premiums	6,604	6,884
Minimum tax credits	8,629	8,445
Realized losses on investments	1,774	2,633
Goodwill	4,254	4,509
Other	2,346	2,598

Total deferred tax assets	57,744	66,906

Deferred tax liabilities arising from Deferred policy acquisition costs	3,020	2,758
Net unrealized gains on securities	4,747	8,430
Other	1,508	2,352

Total deferred tax liabilities	9,275	13,540

Net deferred tax asset before valuation allowance	48,469	53,366
Valuation allowance	—	(53,366)

Net deferred tax asset	$48,469	$—

      The Company reviews its deferred federal income tax assets for recoverability based on the availability of future taxable income in the periods when the deductible temporary differences are expected to reverse, and determined that as of June 30, 2005, it was more likely than not that sufficient taxable income would exist in the periods of reversal. Accordingly, the Company reversed the entire deferred tax asset valuation allowance as of April 1, 2005. The federal income tax benefit for the nine-months ended September 30, 2005 includes the reversal of the valuation allowance as of the beginning of the year. As the entire valuation allowance was reversed in the second quarter of 2005, there was no net income impact during the three months ended September 30, 2005.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)
      The reversal of the entire valuation allowance as of January 1, 2005 was credited to federal income tax benefit, with the exception of that portion of the valuation allowance that pertains to certain deferred tax assets relating to stock-based compensation. The reversal of the valuation allowance pertaining to this “incremental tax benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect income for these periods. The Company’s second quarter results include the reversal of the entire valuation allowance balance as of April 1, 2005.
      Concurrent with the reversal of the valuation allowance, which resulted in a credit to federal income tax benefit, the Company charged to federal income tax expense the effect of changes in the valuation allowance related to unrealized depreciation on the Company’s available-for-sale investment securities that had previously been reflected in accumulated other comprehensive income.
      The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the year ended December 31, 2004 and the impact of the reversal of the valuation allowance on federal income tax benefit included in net income, other comprehensive income and shareholders’ equity for the nine-month period ended September 30, 2005.

	Nine Months
	Ended	Year Ended
	September 30, 2005	December 31, 2004

	(In thousands)
Valuation allowance balance, January 1	$(53,366)	$(50,672)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	51,563	6,621
Reclass benefit from continuing operations to other comprehensive income	(7,512)	—
Unrealized depreciation on investment securities allocated to other comprehensive income	7,512	(7,512)
Incremental tax benefit from stock based compensation allocated to additional paid-in-capital	1,775	(1,775)
Other items allocated to shareholders’ equity	28	(28)

Valuation allowance balance, September 30, or December 31	$—	$(53,366)

      At September 30, 2005, the Company had the following net operating loss carryforwards:

	Gross	Annual	Year of
	Amounts	Limitation	Expiration

	(In thousands)
New Mexico Physicians Mutual Liability Company merger(1)	$2,847	$575	2010
State Mutual Insurance Company merger(1)	$2,037	$340	2012
2003 net operating loss(2)	$22,825	N/A	2018

(1)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997. As a result, the net operating losses acquired in these mergers are subject to certain change in control limitations.

(2)	There are no limitations on the annual use of net operating losses related to the tax year ended December 31, 2003.
      In addition to the net operating loss carryforwards above, at September 30, 2005, the Company had approximately $8.6 million of alternative minimum tax credits, which can be carried forward indefinitely.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

9.	Shareholders Equity
      As of September 30, 2005, APCapital’s Board of Directors had previously authorized the Company to purchase a total of 3,615,439 shares of its outstanding common stock. On November 2, 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares calculated as of the date that the previous purchase authorizations are exhausted.
      During the quarter, the Company purchased 44,100 shares at a cost of $1.7 million, or an average price per share of $37.56. This brings the total number of shares purchased pursuant to the Board’s authorizations to 3,461,970, at a total cost of $69.8 million, or an average price per share of $20.16. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. There are 153,469 shares remaining to be purchased under the Board’s prior authorizations. Based on 8,502,185 shares outstanding as of October 31, 2005, the new authorization is expected to amount to approximately 417,500 additional shares.

10.	Subsequent Event
      In October 2005, the Company recovered approximately $2.7 million in cash related to securities it had written off in previous years. There are no amounts related to this recovery recorded in the accompanying unaudited Condensed Consolidated Financial Statements as the recovery was realized subsequent to September 30, 2005. However, the Company will record the full $2.7 million recovery as a realized gain in the fourth quarter of 2005.

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
      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following:

•	The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. Also, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, particularly on a prospective basis. The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Any such adjustments could materially and adversely affect our results of operations for the period with respect to which the adjustment is made. Due to the volatility of losses in the medical professional liability and workers’ compensation industries, adjustments to prior years’ reserves have occurred in each of the last several years, and additional adjustments may occur in the future.

•	Our exit from various markets and lines of business, including without limitation our exit from the workers’ compensation line of business, as well as various geographic markets, could result in future charges to income due to unforeseen costs or the need for additional reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves as our workers’ compensation line runs off. Lines in run-off typically have increased volatility as reported and paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates. This is especially problematic on longer-tailed lines such as workers’ compensation.

•	If the marketplace puts pressure on pricing increases, we may not be able to obtain expected rate increases.

•	If competitive or other conditions change, our revenues may decrease or our expenses may increase.

•	An interruption or change in our relationship with SCW Agency Group, an insurance sales agency that is principally owned by our former President and CEO, could reduce our insurance premiums and net income. This agency accounts for substantially more of our medical professional liability premiums written than any other agency.

•	If we experience substantial changes in claims frequency or severity patterns, our profitability may decline.

•	We may be unable to collect the full amount of reinsurance recoverable from PMA Capital Insurance Company and/or Converium Reinsurance (NA), Inc., as well as our other reinsurers, if their cash flow or surplus levels are inadequate to make claim payments, which could result in a future charge to income.

•	The concentration of our business in Michigan, Illinois, Ohio and New Mexico leaves us vulnerable to various factors specific to those states. Recently passed tort reform legislation in Illinois, which is effective January 1, 2006, puts limits on non-economic damager. However, it also places significant reporting requirements and potential constraints related to pricing our products. While the impact on our results of operations and financial condition of the new Illinois tort reform is not yet known, it may have an adverse impact if changes in claims frequency or severity trend upwards, as we may be unable to obtain rate increases we deem necessary to write business profitably in Illinois.

•	Tort reform is currently being considered in various forms by Congress. If enacted, such reform could preempt state tort reforms currently in effect in the markets in which we do business. If federal reforms are less favorable than those currently in place in our markets, such reforms could have a material adverse effect on our business.

•	If our current relationship with medical associations and physicians does not continue, our ability to market our products and compete successfully may be harmed.

•	If reinsurance rates rise significantly or reinsurance from creditworthy reinsurers becomes unavailable, our results of operations and financial condition may be adversely affected.

•	A further reduction in our A.M. Best Company rating could make it more difficult for us to sell our products.

•	Substantial jury awards against our insureds could impose liability on us exceeding our policy limits or the funds we have reserved for the payment of claims.

•	An increase in short-term interest rates will increase our debt service costs related to our variable rate long-term debt.

•	We may not be able to obtain regulatory approval for rate increases, which may negatively affect our profitability.

•	A deterioration in the current accident year experience could result in a portion or all of our deferred policy acquisition costs not being recoverable, which would result in a charge to income.

•	If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably.

•	Changes in prevailing interest rates and other negative changes in financial market conditions may reduce our revenues, cash flows or assets, including the amount of unrealized gains on investments shown on our balance sheet.

•	Changes in current market conditions may adversely impact the property value of real estate investments that we currently hold.

•	If any of the member companies in the various guaranty associations in which we participate were to become insolvent, we could be assessed by the relevant association in an amount that could materially affect our financial condition or results of operations.

•	A downturn in general economic conditions or significant increase in inflation in the markets in which we compete could negatively affect our profitability.

      Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Overview of APCapital’s Operations
      We are a leading provider of medical professional liability insurance coverage, which protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. In addition, we previously offered workers’ compensation insurance and health insurance products. However, in late 2003, we announced our intention to exit the workers’ compensation and health insurance markets. We began non-renewing workers’ compensation policies in the first quarter of 2004 and began non-renewing health policies effective July 1, 2004. As of June 30, 2005, all workers’ compensation and health policies had been non-renewed.
Significant Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.
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

Investments
      Based upon a review of our fixed-income investment security portfolio, in the second quarter of 2005 we concluded that management had both the intent and ability to hold a significant portion of our fixed-income securities to maturity. Accordingly, effective May 1, 2005, we transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of our fixed-income investment security portfolio remains in the available-for sale category, as well as equity securities we hold that have a readily determinable fair value.
      The transfer of these fixed-income securities from the available-for-sale to the held-to-maturity category was accounted for at the estimated fair value of the securities at the date of transfer. The net unrealized gain at the date of transfer will continue to be reported as a component of accumulated other comprehensive income, but will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of the net unrealized gain reported in other comprehensive income will offset the effect of the additional amortization of the premium or discount associated with held-to-maturity securities.
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
      At September 30, 2005, approximately 58% of our fixed-income security portfolio is classified as held-to-maturity. The transfer of securities from the available-for-sale category to the held-to-maturity category should reduce volatility in reported other comprehensive income and shareholders’ equity in future periods. The effect of changes in interest rates on the carrying value of our-fixed-income security portfolio is more fully described in “Item 3 — Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. We reviewed our deferred federal income tax assets for recoverability based on the availability of future taxable income in the periods when the deductible temporary differences are expected to reverse, and determined that as of June 30, 2005, it was more likely than not that sufficient taxable income would exist in the periods of reversal. Accordingly, we reversed the entire deferred tax asset valuation allowance as of April 1, 2005. The federal income tax benefit for the nine months ended September 30, 2005 includes the reversal of the valuation allowance as of the beginning of the year. As the entire valuation allowance was reversed in the second quarter of 2005, there was no net income impact during the three months ended September 30, 2005.
      The reversal of the entire valuation allowance was credited to federal income tax benefit, with the exception of that portion of the valuation allowance that pertains to certain deferred tax assets relating to stock-based compensation. The reversal of the valuation allowance pertaining to this “incremental tax benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect income for these periods.
      Concurrent with the reversal of the valuation allowance, which resulted in a credit to federal income tax benefit, we charged to federal income tax expense the effect of changes in the valuation allowance related to unrealized depreciation on our available-for-sale investment securities that had previously been reflected in accumulated other comprehensive income.
Description of Ratios Analyzed
      In the analysis of our operating results that follows, we refer to various financial ratios and other measures that management uses to analyze and compare the underwriting results of our insurance operations.

GAAP Ratios and Other GAAP Financial Measures
      We calculate loss ratio, underwriting expense ratio and combined ratio on a GAAP basis. There have been no material changes to the calculation and use of these ratios during the most recent quarter. We also calculate underwriting gain (loss) on a GAAP basis. This measure equals the net premiums earned less loss and loss adjustment expenses and underwriting expenses. It is another measure used by management and insurance regulators to evaluate the underwriting performance of our insurance operations.

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

Results of Operations-Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004
      The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Results of Operations
      The following table shows the underwriting gain or loss of our insurance segments, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and nine-month periods ended September 30, 2005 and 2004.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

			Change				Change

	2005	2004	Dollar	Percentage	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Underwriting gain (loss)
Medical professional liability	$2,093	$(1,197)	$3,290	(274.9)%	$2,549	$(8,303)	$10,852	(130.7)%
Other insurance lines	(254)	(2,659)	2,405	(90.4)%	(1,896)	(9,424)	7,528	(79.9)%

Total underwriting gain (loss)	1,839	(3,856)	5,695	(147.7)%	653	(17,727)	18,380	(103.7)%
Other revenue (expense) items
Investment income	10,752	10,947	(195)	(1.8)%	33,582	36,451	(2,869)	(7.9)%
Net realized (losses) gains	(428)	(332)	(96)	28.9%	(750)	1,233	(1,983)	(160.8)%
Other income	222	156	66	42.3%	687	562	125	22.2%
Investment expenses	(540)	(719)	(179)	24.9%	(1,216)	(2,264)	(1,048)	46.3%
Interest expense	(601)	(428)	173	(40.4)%	(1,683)	(1,229)	454	(36.9)%
Amortization expense	(202)	(274)	(72)	26.3%	(605)	(822)	(217)	26.4%
General and administrative expenses	(433)	(706)	(273)	38.7%	(2,269)	(2,912)	(643)	22.1%
Other expenses	(48)	(15)	33	(220.0)%	(480)	(162)	318	(196.3)%

Total other revenue and expense items	8,722	8,629	93	1.1%	27,266	30,857	(3,591)	(11.6)%

Income before federal income taxes and minority interest	10,561	4,773	5,788	121.3%	27,919	13,130	14,789	112.6%
Federal income tax (benefit) expense	3,705	226	3,479	1539.4%	(34,393)	(374)	(34,019)	9096.0%

Income before minority interest	6,856	4,547	2,309	50.8%	62,312	13,504	48,808	361.4%
Minority interest in (income) loss of consolidated subsidiary	(31)	2	(33)	(1650.0)%	(373)	17	(390)	(2294.1)%

Net income	$6,825	$4,549	$2,276	50.0%	$61,939	$13,521	$48,418	358.1%

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
      The decrease in investment income for the nine months ended September 30, 2005 compared to the same period of 2004 was due to a variety of reasons. We began to liquidate our high-yield bond portfolio late in the first quarter of 2004, and completed the disposition of all such bonds by the end of the third quarter of 2004. Investment income in the first nine months of 2004 also benefited from call premiums of approximately $1.5 million as a result of tender offers made by the issuer. Another factor contributing to the decrease in investment income for the nine months ended September 30, 2005 was a higher average percentage of our overall cash and invested asset portfolio invested in cash and cash equivalents. We have maintained a strong cash position in 2005 due to uncertainty regarding future changes in long-term interest rates. However, we anticipate that a substantial portion of our cash and cash equivalent resources will be redeployed into longer-term tax exempt securities sometime in 2006, which will reduce our future effective tax rate.
      While the average percentage of cash and cash equivalents was also higher during the three months ended September 30, 2005 compared to 2004, the disparity was not as great as in the nine month period. However, the higher proportion of our cash in cash and cash equivalents relative to total investments was the primary reason for the decrease in investment income during the three months ended September 30, 2005 compared to 2004. This decrease was partially offset by the effect of higher short-term interest rates in the third quarter of 2005 compared to 2004.
      The change in fair value of certain investment securities that management has determined contain embedded derivative financial instruments is also included in investment income. As a result of fluctuations in interest rates, the estimated fair value of these securities decreased approximately $907,000 and $1.0 million during the three and nine-months ended September 30, 2005, respectively, compared to decreases of $912,000 and $619,000 for the same period of 2004. These securities are described more fully in Note 1 of the accompanying unaudited Condensed Consolidated Financial Statements.
      As a result of the items discussed above, the overall annual yield on our investment portfolio decreased to 5.40% for the nine months ended September 30, 2005 compared to 6.05% for the nine months ended September 30, 2004. We believe that the yield earned in the first nine months of 2005 is more representative of what we anticipate earning in future periods.
      The net realized losses reported for the three and nine months ended September 30, 2005 were primarily the result of impairment charges taken throughout the year on certain investment real estate properties and the sale of equity securities. We have been working to liquidate our investment real estate holdings and equity securities. We anticipate the sale of our last Grand Rapids, Michigan investment real estate property in the fourth quarter of 2005. However, we do not anticipate any significant losses on this sale, as the carrying value at September 30, 2005, approximates the net proceeds expected from the sale. We continue to own other development properties located in East Lansing, Michigan. It is our intention to sell these properties over the next several years. We do not anticipate any losses related to the ultimate sales of the East Lansing properties.
      Net realized gains for the nine months ended September 30, 2004 were primarily the result of the liquidation of a substantial portion of our high-yield investment securities discussed above, as well as gains from the sale of equity securities.
      In October 2005, we recovered approximately $2.7 million in cash related to securities that had been written-off in previous years. As the recovery occurred subsequent to the close of the third quarter, there are no amounts related to this recovery recorded in the unaudited Condensed Consolidated Financial Statements included elsewhere in this report. However, we will record the full $2.7 million recovery as a realized gain in the fourth quarter of 2005.
      With the liquidation of our high-yield bond portfolio and a substantial portion of our equity security portfolio, investment management fees decreased for the nine months ended September 30, 2005 compared with the same period during 2004. However, the most significant factor contributing to the decreases in investment expenses for both the three and nine-month periods was the absence of depreciation expense in 2005 related to an investment real estate property we sold in the third quarter of 2004. We anticipate investment expense will remain at or slightly below those reported in the third quarter of 2005 as we sell our remaining investment real estate properties.
      The increases in interest expense were the result of an increase in short-term interest rates. In 2003, we issued approximately $30.9 million of debentures that pay a variable rate of interest of 4.15% plus the three-month London Inter Bank Offered Rate, or LIBOR. The weighted average rate of interest we paid during the nine months ended September 30, 2005 and 2004 was 7.3% and 5.5%, respectively. If the three-month LIBOR continues to increase, our interest expense will also increase; however, the annual rate of interest on the debentures is capped at 12.5% through May 2008.

      The decreases in general and administrative expenses for the three and nine months ended September 30, 2005, compared to the same period of 2004, were primarily the result of unusually high costs incurred in the first half of 2004 in connection with the Board of Directors’ exploration of strategic alternatives. General and administrative costs remained high in the third and fourth quarters of 2004, primarily as a result of audit and other professional service fees incurred in connection with the internal controls audit under the Sarbanes-Oxley Act and related SEC requirements. We believe that general and administrative expenses incurred during the three and nine-month periods ended September 30, 2005 are more representative of costs expected to be incurred in future periods.
      Other expenses for the three and nine months ended September 30, 2005 relate to employee separation costs and contract termination costs incurred in connection with the sub-lease of approximately 3,000 additional square feet of office space in Chicago. These costs are more fully described in Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such cross-referenced information is incorporated herein by reference.
      Federal income taxes do not bear the usual relationship to pre-tax income for the nine-month period ended September 30, 2005, or the three and nine-month periods ended September 30, 2004 as a result of the effects of the deferred tax asset valuation allowance. In the second quarter of 2005, we reassessed the need for a valuation allowance, and based on our recent results of operations, concluded that a valuation allowance was no longer necessary. The reversal of the valuation allowance is the primary reason for the unusually large federal income tax benefit reported for the nine months ended September 30, 2005. The effective tax rate of 35.1% for the three months ended September 30, 2005 is more representative of what we anticipate in future periods. However, as we utilize our net operating loss carryforwards in 2006, the effective tax rate may decline slightly as we re-deploy cash resources into tax-exempt securities as described above. See Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, for further information regarding federal income taxes. Such cross-referenced information is incorporated herein by reference.

Medical Professional Liability Results of Operations
      The following table sets forth the underwriting results of our medical professional liability insurance segment for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2005	2004	Dollar	Percentage	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Direct premiums written:
Illinois	$21,067	$24,179	$(3,112)	(12.9)%	$47,960	$48,397	$(437)	(0.9)%
Michigan	18,215	20,026	(1,811)	(9.0)%	36,998	43,165	(6,167)	(14.3)%
Ohio	8,887	10,976	(2,089)	(19.0)%	25,119	29,261	(4,142)	(14.2)%
New Mexico	6,882	6,891	(9)	(0.1)%	16,929	16,111	818	5.1%
Kentucky	1,840	3,047	(1,207)	(39.6)%	8,195	12,095	(3,900)	(32.2)%
Florida — PIC	3,223	2,828	395	14.0%	7,292	6,136	1,156	18.8%
Florida	—	419	(419)	(100.0)%	251	812	(561)	(69.1)%
Nevada	145	975	(830)	(85.1)%	250	3,416	(3,166)	(92.7)%
Other	1,644	1,443	201	13.9%	2,663	4,448	(1,785)	(40.1)%

Total	$61,903	$70,784	$(8,881)	(12.5)%	$145,657	$163,841	$(18,184)	(11.1)%

Net premiums written	$53,101	$61,149	$(8,048)	(13.2)%	$123,762	$141,088	$(17,326)	(12.3)%

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2005	2004	Dollar	Percentage	2005	2004	Dollar	Percentage

	(Dollars in thousands)
Net premiums earned	$40,280	$44,169	$(3,889)	(8.8)%	$122,981	$130,184	$(7,203)	(5.5)%
Incurred loss and LAE:
Current accident year losses	32,161	36,881	(4,720)	(12.8)%	99,455	112,557	(13,102)	(11.6)%
Prior year losses — Gerling commutation	—	—	—		—	4,139	(4,139)	(100.0)%
Prior year losses — excluding Gerling	(1,375)	(700)	(675)	96.4%	(3,925)	(5,549)	1,624	(29.3)%

Total	30,786	36,181	(5,395)	(14.9)%	95,530	111,147	(15,617)	(14.1)%
Underwriting expenses	7,401	9,185	(1,784)	(19.4)%	24,902	27,340	(2,438)	(8.9)%

Underwriting income (loss)	$2,093	$(1,197)	$3,290	(274.9)%	$2,549	$(8,303)	$10,852	(130.7)%

Income before federal income taxes and minority interests	$11,271	$8,103	$3,168	39.1%	$31,797	$23,874	$7,923	33.2%

Loss ratio:
Accident year	79.8%	83.5%	(3.7)%		80.9%	86.5%	(5.6)%
Prior years	(3.4)%	(1.6)%	(1.8)%		(3.2)%	(1.1)%	(2.1)%

Calendar year	76.4%	81.9%	(5.5)%		77.7%	85.4%	(7.7)%
Underwriting expense ratio	18.4%	20.8%	(2.4)%		20.2%	21.0%	(0.8)%

Combined ratio	94.8%	102.7%	(7.9)%		97.9%	106.4%	(8.5)%

      The medical professional liability segment produced an underwriting gain of $2.1 million and $2.5 million during the three and nine months ended September 30, 2005, respectively, compared with an underwriting loss of $1.2 million and $8.3 million during the three and nine months ended September 30, 2004, respectively. The improved underwriting results reflect the positive impact of rate increases taken over the last two to three years, the exit from unprofitable markets and market segments, as well as the effects of the tighter underwriting standards that we have implemented over the last two to three years.
      The primary reasons for the decreases in direct premiums written were the loss of a significant hospital group in Michigan during the second quarter of 2005, which accounted for $4.5 million in direct premiums, and a change in the composition of our book of business in Ohio and Kentucky as we reduced exposures in higher risk geographic markets and specialties. In addition, we have lost policyholders in our Kentucky market to other carriers that offer rates lower than are acceptable to us based on our knowledge of the market. We remain committed, however, to our strategy of adequate pricing and strict underwriting, which may result in the loss of additional policyholders in these, as well as other markets. We are not willing to compromise our standards, or profitability, for the sake of market share.
      Another substantial reason for the decrease in direct premiums written was our continued exit from the Florida and Nevada markets, as well as the non-renewal of a large physician group in West Virginia, which accounted for approximately $2.0 million of direct premiums written in 2004. The premiums and associated risks relating to the West Virginia physicians group were 100% ceded in connection with an alternative risk transfer program. We anticipate that all Nevada policies will have been non-renewed by December 31, 2005.

      At September 30, 2005, our insured physician count totaled 8,605, down 9.9% from December 31, 2004 and 11.7% from September 30, 2004. We anticipate that direct premiums written in this segment will increase moderately in the near-term as we implement additional modest rate increases. However, direct premiums written may not increase as anticipated in the future if the marketplace puts further pressure on pricing increases, as additional rate increases may further reduce our physician count.
      The decrease in net premiums written is relatively consistent with the decrease in direct premiums written for the three and nine months ended September 30, 2005 compared to 2004.
      Net premiums earned for the three and nine months ended September 30, 2005 decreased compared to the same periods of 2004. However, the decreases were not as significant as those noted for net premiums written, as the higher premiums written in 2004 continue to be earned in the first nine months of 2005.
      The decreases in incurred loss and loss adjustment expenses was primarily the result of reduced exposures, in terms of both physician counts and net premiums earned, as well as a more risk-based underwriting approach that has been implemented over the last two to three years. The accident year and calendar year loss ratio have also benefited from rate increases taken over the last few years, in addition to the reasons previously mentioned. While we anticipate that these factors will continue to have a positive impact on both the calendar year and accident year loss ratios in future periods, their effect will likely be more modest than the decrease in the loss ratio we have experienced over the last twelve months. We have also experienced a decrease in losses and loss ratios as a result of our exit from the Florida market and our decision to discontinue offering occurrence-based policies in Ohio and Kentucky.
      Our reported claim counts were 404, 401 and 361 during each of the first three quarters of 2005, respectively, compared to 521, 459 and 431, respectively, during each of the first three quarters of 2004. The decrease in the reported claim counts was primarily the result of our more rigorous underwriting approach. It is difficult to estimate reported claim counts for future periods, and any one quarter can have unusual results; however, we anticipate that at least in the near-term, reported claim counts will remain at or slightly below the 400 per quarter level experienced in recent quarters.
      During the three and nine months ended September 30, 2005, we experienced approximately $1.4 million and $3.9 million of favorable development on prior year loss reserves, primarily related to accident years 2003 and 2004. The favorable development was the result of emerging claim patterns for these accident years that are reflecting the changes we have made to our underwriting practices.
      The decreases in underwriting expenses were mostly the result of the decreases in net premiums earned. Underwriting ratios for the three and nine months ended September 30, 2005 were 18.4% and 20.2% compared with 20.8% and 21.0% for the same periods of 2004. In the third quarter of 2005, a settlement was reached regarding the arbitration of a matter concerning certain information technology implementation issues, which allowed us to be released from our obligation to pay approximately $500,000 of unpaid invoices. Accordingly, we reduced our liabilities and reversed the expense related to the unpaid invoices that had been recorded in previous periods.
      Recently passed tort reform legislation in Illinois, which is effective January 1, 2006, puts limits on non-economic damages. However, it also places significant reporting requirements and potential constraints related to pricing our products. While the impact of this legislation is not yet known, it may adversely affect our medical professional liability results of operations if claims frequency or severity trend upwards and we are not able to obtain rate increases we deem necessary to profitably write business in Illinois.

Other Insurance Lines Results of Operations
      The following table sets forth the underwriting results of our other insurance lines segment for the three and nine months ended September 30, 2005 and 2004. The other insurance lines segment consists of the run-off operations of our workers’ compensation, health and personal and commercial lines of business.

	Three Months Ended September 30,				Nine Months Ended September 30,

				Percentage				Percentage
	2005	2004	Change	Change	2005	2004	Change	Change

	(Dollars in thousands)
Direct premiums written	$(62)	$2,306	$(2,368)	(102.7)%	$2,082	$8,938	$(6,856)	(76.7)%

Net premiums written	$(110)	$2,574	$(2,684)	(104.3)%	$(348)	$8,716	$(9,064)	(104.0)%

Net premiums earned	$(109)	$4,586	$(4,695)	(102.4)%	$763	$23,775	$(23,012)	(96.8)%
Incurred loss and LAE:
Current accident year losses	(106)	4,706	(4,812)	(102.3)%	505	21,088	(20,583)	(97.6)%
Prior year losses — Gerling commutation	—	—	—			271	(271)	(100.0)%
Prior year losses — excluding Gerling	114	1,886	(1,772)	(94.0)%	1,809	5,194	(3,385)	(65.2)%

Total	8	6,592	(6,584)	(99.9)%	2,314	26,553	(24,239)	(91.3)%
Underwriting expenses	137	653	(516)	(79.0)%	345	6,646	(6,301)	(94.8)%

Underwriting loss	$(254)	$(2,659)	$2,405	(90.4)%	$(1,896)	$(9,424)	$7,528	(79.9)%

Income (loss) before federal income taxes and minority interests	$376	$(2,143)	$2,519	(117.5)%	$293	$(6,460)	$6,753	(104.5)%

Loss ratio:
Accident year	97.2%	102.6%	(5.4)%		66.2%	88.7%	(22.5)%
Prior years	(104.5)%	41.1%	(145.6)%		237.1%	23.0%	214.1%

Calendar year	(7.3)%	143.7%	(151.0)%		303.3%	111.7%	191.6%
Underwriting expense ratio	(125.7)%	14.2%	(139.9)%		45.2%	28.0%	17.2%

Combined ratio	(133.0)%	157.9%	(290.9)%		348.5%	139.7%	208.8%

      As of June 30, 2005, all workers’ compensation and health policies had been non-renewed. Premium activity in the third quarter of 2005 represents final audits on workers’ compensation policies and other prior period premium adjustments, as well as assumed and ceded premiums related to certain mandatory workers’ compensation reinsurance pools.
      The underwriting results for the three and nine months ended September 30, 2005 benefited from a decrease in incurred loss and loss adjustment expenses related to prior years, as described below. In addition, the nine month period ended September 30, 2005 also benefited from a revised National Council on Compensation Insurance (“NCCI”) residual markets assessment/allocation. All companies that write workers’ compensation insurance are assessed a portion of the NCCI residual market pool. In 2004, we were assessed/allocated $2.4 million of written premiums based on NCCI’s estimate of our proportionate share of the pool. Because of the nature of the NCCI pool, which insures risks that other companies are unwilling or unable to insure, the loss experience of the pool is typically worse than workers’ compensation business written by individual carriers who are allowed to accept or reject specific risks. As a result, we recorded losses and expenses on the 2004 NCCI pool allocation assessment at a 132% combined ratio. In 2005, NCCI revised our allocation to reflect our actual 2004 direct premiums written. This revised allocation resulted in our retaining only $40,000 of the original $2.4 million of assessed written premium. Accordingly, in the second quarter of

2005, we reversed $2.3 million of assumed premiums written, $1.5 million of assumed premiums earned and $1.9 million of assumed loss, loss adjustment and other expenses we recorded in 2004 related to the NCCI assessment for the 2004 policy year. Overall, the NCCI adjustment resulted in a net underwriting gain of $428,000. This adjustment had no impact on underwriting results for the three months ended September 30, 2005. The reversal of the loss and loss adjustment expenses is included in current year losses in an effort to maintain a consistent matching of premiums and losses. Because our assessment from the NCCI pool is based on our proportionate market share based on prior year’s actual experience, we anticipate that our allocation from the pool in 2005 and future periods will be inconsequential.
      The decreases in prior year loss and loss adjustment expenses incurred were primarily the result of the stabilization of workers’ compensation reserves. Workers’ compensation is a long-tailed line of business, meaning that it may be several years after the date a claim is reported to us until the claim is ultimately settled. However, as claims age, the ultimate amount of claim settlement often becomes more clear. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. We believe that the reserve for unpaid loss and loss adjustment expenses as of September 30, 2005 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.
Liquidity and Capital Resources
      The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the purchase of shares of APCapital’s outstanding common stock.
      APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. As of September 30, 2005, approximately $13.5 million of dividends could be paid to APCapital without prior approval by the State of Michigan Office of Financial and Insurance Services. APCapital’s primary uses of cash, on both a short- and long-term basis, include periodic interest payments, operating expenses, the repayment of the debentures, and the repurchase of shares of its outstanding common stock subject to authorization by APCapital’s Board of Directors. In June 2005, American Physicians paid a $6 million dividend to APCapital to fund APCapital’s debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock, as discussed below. At September 30, 2005, APCapital’s net cash and cash equivalent resources totaled approximately $2.3 million. APCapital anticipates that it will receive additional dividends from its insurance subsidiaries, subject to limitations described above and pending formal approval by the insurance companies’ Board of Directors.
      On August 31, 2005, American Physicians terminated the previously disclosed stock purchase agreement pursuant to which it had agreed to purchase, subject to approval by the Office of the Commissioner of Insurance of Wisconsin (“OCI”), 4,782 shares of common stock of Physicians Insurance Company of Wisconsin, Inc. (“PICW”), representing a substantial minority interest in PICW, from various shareholders of PICW. Concurrently with the termination, American Physicians withdrew its Form A application pending before the OCI to acquire the interest in PICW.
      Following the termination of the stock purchase agreement, American Physicians purchased from some of the same shareholders a total of 1,942 shares of PICW common stock, representing 9.9% of PICW’s outstanding shares of common stock. The purchase price was $3,800 per share, or approximately $7.4 million. In addition, approximately $200,000 of costs incurred in connection with the acquisition were capitalized, bringing the total cost of the investment to $7.6 million.

      The purchase of the 1,942 shares remains in dispute. The OCI has scheduled a hearing for February 15-17, 2006 to consider whether a change in control has occurred and, if so, whether it should be approved.
      As of September 30, 2005, APCapital’s Board of Directors had previously authorized the Company to purchase a total of 3,615,439 shares of its outstanding common stock. On November 2, 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares calculated as of the date that the previous purchase authorizations are exhausted.
      During the quarter, the Company purchased 44,100 shares at a cost of $1.7 million, or an average price per share of $37.56. This brings the total number of shares purchased pursuant to the Board’s authorizations to 3,461,970, at a total cost of $69.8 million, or an average price per share of $20.16. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. There are 153,469 shares remaining to be purchased under the Board’s prior authorizations. Based on 8,502,185 shares outstanding as of October 31, 2005, the new authorization is expected to amount to approximately 417,500 additional shares.
      Our net cash flow provided by operations was $22.6 million for the nine months ended September 30, 2005, compared to $28.6 million for the same period of 2004. The decrease in cash provided by operations was primarily the result of the receipt of premiums associated with our workers’ compensation business during the first nine months of 2004.
      At September 30, 2005, the Company had $229.3 million of cash and cash equivalents, and approximately $56.5 million of available-for-sale fixed-income securities that mature in the next year, available to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of September 30, 2005, we had approximately $173.0 million, $10.8 million and $8.6 million of available-for-sale fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have $25.6 million, $79.4 million and $50.4 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. In addition, we have approximately $200.0 million and $3.4 million of held-to-maturity and available-for-sale, respectively, mortgage-backed securities that provide periodic principal repayments.
      Based on historical trends, economic, market and regulatory conditions and our current business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to APCapital, will be sufficient to meet our short- and long-term liquidity needs. However, these trends, conditions and plans are subject to change, and there can be no assurance that our funds will be sufficient to meet our liquidity needs.
Financial Condition
      In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company (“A.M. Best”) rating and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus
      Our statutory capital and surplus (collectively referred to herein as “surplus”) at September 30, 2005 was approximately $235.1 million, after eliminating the stacking effect of APSpecialty’s surplus, which is also included in American Physicians’ surplus due to the two companies’ parent-subsidiary relationship. The $235.1 million of surplus results in a net premiums written to surplus ratio of 0.66:1. Surplus at December 31, 2004 was approximately $210.9 million, yielding a net premiums written to surplus ratio of 0.87:1. In general, A.M. Best and regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of approximately 1:1 or lower. In July 2004, A.M. Best affirmed the B+ (Very Good) rating of our primary insurance group, which includes our American Physicians subsidiary, and more recently, upgraded its rating outlook from “negative” to “stable.” A stable outlook indicates that a company is experiencing stable financial/market trends and there is a low likelihood that its rating will change in the near term.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      For the nine months ended September 30, 2005, we recorded a decrease in ultimate loss estimates, net of reinsurance, for accident years 2004 and prior of $2.1 million, or 0.4% of $591.8 million of net loss and loss adjustment expense reserves as of December 31, 2004. This result includes $3.9 million of favorable development attributable to our medical professional liability segment, offset by $1.8 million of unfavorable development on our other insurance lines segment. The reasons for the favorable and unfavorable development on prior year accident years’ loss reserves related to the medical professional liability and other insurance lines segments are explained more fully in the discussion of the results of operations of those segments.
      The following table shows net case reserves, net incurred but not reported (“IBNR”) claims reserves, total net reserves, open claim counts, and average net case reserves per open claim for our medical professional liability segment at September 30, 2005 and December 31, 2004. Amounts included in the table exclude claim counts, as well as the case and IBNR reserves of PIC-FL. Although PIC-FL is a consolidated entity, we do not control or manage it. In addition, PIC-FL has limited amounts of capital and surplus. As a result, its reinsurance treaties are significantly different than those of our other companies that write medical professional liability. Inclusion of PIC-FL claim counts and reserve amounts may slightly skew the average net case reserve statistics presented below and produce results that are not indicative of our “core” book of business. PIC-FL’s net case and IBNR reserves were $1,145,000 and $996,000, respectively, at September 30, 2005, compared to $927,000 and $571,000, respectively, at December 31, 2004.

				Number	Average Net
	Net Case	Net IBNR	Total Net	of Open	Case Reserve
	Reserves	Reserves	Reserves	Claims	Per Open Claim

	(In thousands, except claim counts)
December 31, 2004	$391,048	$143,809	$534,857	3,342	$117.0
Change	(20,613)	26,375	5,762	(233)	2.1

September 30, 2005	$370,435	$170,184	$540,619	3,109	$119.1

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
      Workers’ compensation is also a long-tailed line of business. Our open number of workers’ compensation claims counts has decreased from 1,107 at December 31, 2004 to 675 at September 30, 2005. Also, as the remaining open claims age in a line of business in run-off, the ultimate amount of claim settlement often becomes more clear. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of September 30, 2005 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.
      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the nine months ended September 30, 2005 was as follows:

	Medical	Other
	Professional	Insurance
	Liability	Lines	Consolidated

	(In thousands)
Balance, December 31, 2004	$634,304	$59,326	$693,630
Less, reinsurance recoverables	97,949	3,842	101,791

Net reserves, December 31, 2004	536,355	55,484	591,839
Incurred related to Current year	99,455	505	99,960
Prior years	(3,925)	1,809	(2,116)

Total	95,530	2,314	97,844
Paid related to Current year	1,746	1,816	3,562
Prior years	87,379	16,456	103,835

Total	89,125	18,272	107,397

Net reserves, September 30, 2005	542,760	39,526	582,286
Plus, reinsurance recoverables	102,394	3,260	105,654

Balance, September 30, 2005	$645,154	$42,786	$687,940

Development as a % of December 31, 2004 net reserves	(0.7)%	3.3%	(0.4)%

Other Significant Balance Sheet Items
      Our invested assets consist primarily of fixed-income, cash and cash equivalents, as well as equity securities, investment real estate and investment real estate limited partnerships. As described more fully in “— Critical Accounting Policies” and Notes 1 and 5 of the Notes to unaudited Condensed Consolidated Financial Statements, included elsewhere in this report, effective May 1, 2005, we transferred approximately $398.3 million of fixed-income securities from the available-for-sale category to the held-to-maturity category. Available-for-sale securities are carried at their estimated fair value. Held-to-maturity securities are carried at their estimated fair value at the date of transfer, with the net unrealized gain at the date of transfer being amortized over the remaining life of the security.
      At September 30, 2005, our available-for sale fixed-income and equity security portfolio included net unrealized gains, gross of related tax effects, of approximately $8.4 million, and our held-to-maturity fixed-income security portfolio had unamortized net unrealized gains of $5.2 million, gross of related tax effects. At December 31, 2004, all securities were classified as available-for-sale and included net unrealized gains, gross of related tax effects, of approximately $24.1 million. Net unrealized gains are reported in the accompanying Condensed Consolidated Financial Statements net of related tax effects, including any effects related to changes in the deferred tax asset valuation allowance associated with changes in net unrealized gains. The effects of changes in the valuation allowance on net unrealized gains are more fully discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

      The $229.3 million of cash and cash equivalents that we hold as of September 30, 2005 represents approximately 27% of our total cash and investments at that date. We maintain this relatively strong cash position to allow management flexibility with respect to future investment options in response to future changes in interest rates, tax considerations, or other strategic alternatives.
      Premiums receivable increased $1.8 million, or 3.3%, to $56.4 million at September 30, 2005. The increase in the premiums receivable balance was primarily the result of the timing of premium writings, especially the significant amount of policies that renew on July 1. In addition to the timing of premium writings, the premiums receivable balance is also subject to fluctuations as a result of the payment plan selected by our insureds. Our premium payment plans allow insureds to elect between an annual premium payment, quarterly installments or a monthly payment plan. However, all payment plans are designed to ensure that cash collected is in excess of premiums earned. All payment plans are also designed so that the full annual premium is collected within nine months of the policy’s effective date.
      Reinsurance recoverables increased $4.7 million to $108.0 million at September 30, 2005, from $103.3 million at December 31, 2004. The increase in reinsurance recoverables is not consistent with the decrease in unpaid loss and loss adjustment expenses primarily as the result of the settlement of workers’ compensation claims. As we settle workers’ compensation claims, those claims that remain typically have higher dollar value reserves that are more likely to be in excess of our retention levels. As a result, ceded reserves (reinsurance recoverables) remain relatively unchanged, while direct reserves are decreasing. The increase in the reinsurance recoverables is ultimately the result of an increase in ceded reserves related to our medical professional liability segment. The increase in medical professional liability ceded reserves was relatively consistent with the increase in direct reserves for that segment, with the exception of ceded reserves related to PIC-FL, which saw a disproportionate increase in ceded reserves compared to direct reserves relative to our core medical professional liability business. As previously mentioned elsewhere in this report, PIC-FL, due to its limited amount of surplus, cedes a much higher portion of its direct business than does our core medical professional liability business. PIC-FL ceded reserves increased $1.6 million from December 31, 2004 to September 30, 2005, compared with an increase in direct reserves of $2.2 million.
      While the unusual weather events noted during the third quarter of 2005 will result in substantial losses in the insurance and reinsurance industries, we do not believe that the financial condition of our reinsurers has been materially, adversely impacted. Accordingly, we believe all reinsurance recoverables at September 30, 2005 will ultimately be collected and that there are no known recoverability issues as of that date.
      In the second quarter of 2005 our deferred tax assets were reinstated as a result of the elimination of the entire valuation allowance that was carried against them since September 30, 2003. The conclusion that a valuation allowance was no longer necessary, and the accounting for its reversal, are discussed more fully in Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements. Such information is incorporated herein by reference.
      Other liabilities decreased $9.0 million to $42.0 million at September 30, 2005. In addition to accounts payable and other accruals, other liabilities included ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $9.0 million decrease was primarily the result of a $9.5 million decrease in the liability account for pending security transactions.
      Shareholders’ equity at September 30, 2005 was $259.8 million, an increase of $57.6 million from $202.1 million at December 31, 2004. The increase was primarily attributable to reported net income of $61.9 million for the nine months ended September 30, 2005, which included approximately $44.1 million of tax benefit related to the reversal of the deferred tax valuation allowance, partially offset by a decrease in additional paid-in-capital of $5.2 million. The decrease in additional paid-in-capital was due to the repurchase of APCapital’s common stock in the second and third quarters of 2005, and was partially offset by an increase related to the exercise of employee stock options. The Company’s book value per common share outstanding at September 30, 2005 was $30.55, based on 8,501,685 shares outstanding, compared to $23.31 per common share outstanding at December 31, 2004. Total shares outstanding at December 31, 2004 were 8,671,984.

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
Effects of New Accounting Pronouncements
      The effects of new accounting pronouncements are described in Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such information is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market and Credit Risk
General
      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed-income securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates. In the second quarter of 2005 we took action to mitigate some of this interest rate risk by transferring $398.3 million of our fixed-income security portfolio from the available-for-sale category to the held-to-maturity category.
      In addition, our fixed-income securities, both available-for-sale and held-to-maturity, are subject to a degree of credit risk. Credit risk is the risk that the issuer will default on interest or principal payments, or both. Thus not allowing us to recover a portion or all of our original investment.
      As of September 30, 2005, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
Qualitative Information About Market and Credit Risk
      Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.
      At September 30, 2005, approximately 99% of our fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.4 million of private placement issues, which constitutes 2.2% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.
      Our available-for-sale fixed-income security portfolio includes the interest-only portion of our mortgage-backed securities. At September 30, 2005, we had interest-only mortgage-backed securities with an estimated fair value of $3.2 million classified as available-for-sale. Unlike traditional fixed-income securities, the fair value of these investments is not inversely related to interest rates, but rather, moves in the same direction as interest rates as the underlying financial instruments are mortgage-backed securities, which are subject to a degree of prepayment risk. With mortgage-backed securities, as interest rates rise, prepayments will decrease, which means that the interest-only certificates will generally generate interest for a longer period of time than originally anticipated, which in turn will increase the fair value of these investments and vice versa.
      Our held-to-maturity portfolio includes approximately $200.0 million of mortgage-backed securities. Because the held-to-maturity mortgage-backed securities are not carried at estimated fair value, changes in interest rates do not affect the carrying amount of these securities. However, principal receipts as a result of prepayments may affect our cash flows, as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.
      Approximately $2.9 million of the interest-only certificates discussed above have an inverse floating rate of interest tied to LIBOR. We determined that these “inverse floating interest-only” certificates contain an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because we cannot readily segregate the fair value of the embedded derivative from the host debt instrument, the entire change in the fair value of these inverse floating interest-only certificates is reported in earnings as investment income or loss. For the three and nine months ended September 30, 2005, losses of approximately $907,000 and $1.0 million, respectively, were included in investment income for the change in fair value of the inverse floating interest-only certificates. This compares with losses of $912,000 and $619,000, respectively, for the same periods of 2004.
Quantitative Information About Market Risk
      At September 30, 2005, our available-for-sale fixed-income security portfolio was valued at $252.3 million and had an average modified duration of 2.34 years, compared to a portfolio valued at $657.7 million with an average modified duration of 2.77 years at December 31, 2004. The significant decrease in available-for-sale securities was the result of the transfer of securities having a fair value of approximately $398.3 million on May 1, 2005, the date of transfer from the available-for-sale to the held-to-maturity category. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at September 30, 2005 and December 31, 2004. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	September 30, 2005			December 31, 2004

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$241,489	$(10,779)	2.14	$612,330	$(45,376)	4.58
+1%	246,667	(5,601)	2.35	639,822	(17,884)	3.63
0	252,268		2.34	657,706		2.77
-1%	256,663	4,395	2.40	665,172	7,466	1.89
-2%	261,937	9,669	2.31	677,559	19,853	1.97

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

Changes in Internal Control Over Financial Reporting
      As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in our internal controls over financial reporting at our New Mexico location. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. As discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, management implemented several additional control procedures in the first quarter of 2005 and tested several of these additional control procedures in the second quarter of 2005. Based on the results of this testing, management has concluded that the material weakness related to our New Mexico operations had been successfully remediated at June 30, 2005. In addition as of September 30, 2005 we successfully completed the conversion of New Mexico policy and claims data to the information system currently used by our other operating locations. We anticipate that this conversion will further enhance the effectiveness of controls related to our New Mexico location.
      Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table sets forth the repurchases of common stock for the quarter ended September 30, 2005:

			Total Number
			of Shares	Maximum
	Total		Purchased as	Number of
	Number of	Average	Part of Publicly	Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Plans	Under the Plans(1)

July 1-31, 2005	44,100	$37.56	44,100	153,469
August 1-31, 2005	—	$—	—	153,469
September 1-30, 2005	—	$—	—	153,469

Total	44,100	$37.56	44,100	153,469

(1)	On September 11, 2003, our Board of Directors authorized APCapital to repurchase an additional 500,000 shares of its common stock. As of September 30, 2005, we had 153,469 shares remaining to be purchased under the stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. In addition, on November 2, 2005 the Board of Directors authorized the purchase of an additional five percent of the outstanding common shares calculated as of the date that the previous purchase authorizations are exhausted. Based on outstanding common shares of 8,502,185 as of October 31, 2005, the number of additional shares authorized to be purchased under the November 2, 2005 authorization would be approximately 417,500.

Item 6.	Exhibits
      Exhibits.
      The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. Kevin Clinton

R. Kevin Clinton

Its:	President and Chief Executive Officer

By:	/s/ Frank H. Freund

Frank H. Freund

Its:	Executive Vice President, Treasurer and

Chief Financial Officer
Date: November 9, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
99.1	Termination of Stock Purchase Agreement, dated as of August 31, 2005, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.