Form 10-K
period 2005-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2006-03-14
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2005 based on $37.15 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market’s National Market), was approximately $280.5 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.
      As of January 31, 2006 the registrant had 8,276,718 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Item 1.	Business.
General
      American Physicians Capital, Inc., or APCapital, is an insurance holding company that writes medical professional liability insurance through its primary subsidiary American Physicians Assurance Corporation, or American Physicians. American Physicians was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan.
      APCapital was incorporated in Michigan in July 2000 to facilitate the conversion of American Physicians from a mutual insurance company to a publicly owned stock insurance company. In connection with this conversion, APCapital offered its common stock to policyholders of American Physicians, to various other groups having specified relationships to American Physicians and to the general public. APCapital’s stock began trading on the Nasdaq Stock Market’s National Market under the symbol “ACAP” on December 8, 2000. The conversion became effective, the offerings were closed and American Physicians and its subsidiaries became subsidiaries of APCapital on December 13, 2000.
      Today the Company focuses on writing physician medical professional liability coverage in five core states: Michigan, Illinois, Ohio, New Mexico and Kentucky. The Company also writes a small amount of business in contiguous states. American Physicians has a wholly owned subsidiary insurance company, APSpecialty Insurance Corporation, which writes a minor amount of medical professional liability coverage. In addition to its medical professional liability companies, APCapital has a third wholly owned insurance company, Insurance Corporation of America, or ICA. ICA no longer writes business, but maintains the run-off reserves of the Company’s former workers’ compensation business unit. The holding company and other non-insurance subsidiaries constitute a third reportable segment of the Company. Information regarding the Company’s reportable segments can be found in Note 20 the Notes to Consolidated Financial Statements, included elsewhere in this report.

      The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the amount of direct premiums written, net premiums written, and net premiums earned for each of our insurance operating segments, as well as investment income, net realized gains (losses), other income and total revenues and other income.

	Year Ended December 31,

	2005		2004		2003

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Direct premiums written:
Medical professional liability	$183,454	98.9%	$203,034	94.9%	$195,742	76.4%
Workers’ compensation	(278)	-0.1%	5	0.0%	37,337	14.6%
Health	2,335	1.3%	10,906	5.1%	23,156	9.0%
Personal and commercial	—	0.0%	—	0.0%	—	0.0%

Total	$185,511	100.0%	$213,945	100.0%	$256,235	100.0%

Net premiums written:
Medical professional liability	$157,780	100.3%	$175,042	93.9%	$164,157	73.1%
Workers’ compensation	(2,605)	-1.7%	1,058	0.6%	38,521	17.1%
Health	2,207	1.4%	10,331	5.5%	22,208	9.9%
Personal and commercial	—	0.0%	—	0.0%	(239)	-0.1%

Total	$157,382	100.0%	$186,431	100.0%	$224,647	100.0%

Total revenue:
Net premiums earned:
Medical professional liability	$163,570	76.8%	$173,835	69.3%	$158,777	58.5%
Workers’ compensation	(1,494)	-0.7%	16,413	6.5%	43,844	16.2%
Health	2,207	1.0%	10,331	4.1%	22,208	8.2%
Personal and commercial	—	0.0%	—	0.0%	(239)	-0.1%

Total net premiums earned	164,283	77.2%	200,579	80.0%	224,590	82.8%
Investment income	45,163	21.2%	47,373	18.9%	43,294	16.0%
Net realized gains	2,033	1.0%	1,551	0.6%	2,403	0.9%
Other income	1,386	0.7%	1,177	0.5%	1,104	0.4%

Total revenue	$212,865	100.0%	$250,680	100.0%	$271,391	100.0%

      We discontinued writing personal and commercial lines insurance in 2001. In 2003, we announced our intention to exit the workers’ compensation and health lines of business. We began non-renewing workers’ compensation policies in the first quarter of 2004. Because of certain contractual commitments we were unable to start non-renewing health policies until July 1, 2004. As of June 30, 2005, all workers’ compensation and health insurance policies had expired.
      APCapital and its consolidated subsidiaries are sometimes referred to in this report as “we,” “us,” or “the Company.” Our principal offices are located at 1301 North Hagadorn Road, East Lansing, Michigan, 48823. Our website address is www.apcapital.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed. In addition, the Company’s code of ethics covering directors, officers and other employees is also available on our website.

Medical Professional Liability Operations
      Products and Services. We underwrite medical professional liability coverage for physicians, their corporations, medical groups, clinics and ancillary healthcare providers. Medical professional liability insurance protects physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer claims-made coverage in all states in which we write business, with the exception of New Mexico and Indiana, and occurrence policies in a limited number of states. Our policies include coverage for the cost of defending claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. Policyholders are insured continuously while their claims-made policy is in force. We offer extended reporting endorsements or tails to cover claims reported after the policy expires. Occurrence policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups.
      We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second group policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2005, we have approximately 9,600 policies in force in 7 states, with a concentration in our core Midwestern states of Michigan, Ohio, and Illinois, as well as Kentucky and New Mexico. The Company has discontinued writing occurrence policies in Ohio and Kentucky, and is in the process of exiting the Nevada market. In December 2002, we began to exit the Florida market; however, we continue to maintain an indirect presence in Florida through our investment in Physicians Insurance Company, or PIC-FL. Our investment in PIC-FL is more fully described in Note 1 of the Notes to Consolidated Financial Statement included elsewhere in this report. Such information is incorporated here by reference.
      Marketing. Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system. In 2005, our captive agents generated 33% of our premiums, independent agents generated 55% and we produced 12% of premiums on a direct basis without agent involvement. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, purchasing group programs and other marketing alliances.
      Our medical professional liability product line, excluding business written by PIC-FL, is marketed through approximately 40 agents in 7 states, with one strategic partner, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency, collectively referred to as SCW. This agency accounted for approximately 35% of medical professional liability direct premiums written during 2005. This relationship is discussed in more detail in “Item 1 — Business-Important Agency Relationship.”
      The majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which protects the company and makes us less vulnerable to changes in market conditions. We also work with financially sound agencies that focus on this line in targeted geographic areas. Our top ten agencies produced $124.1 million of direct premiums written, or 68% of total premium writings in 2005.
      The Michigan State Medical Society, or MSMS, has endorsed American Physicians as its exclusive professional liability carrier of choice for 30 years. We compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is also endorsed by the Michigan

Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.
      Underwriting and Pricing. Most of our initial underwriting work and customer contact is performed through a centralized process based in our home office. The home office underwriting department has final responsibility for the issuance, establishment and implementation of underwriting standards for all of our underwritten coverages. The local office underwriting staff has the authority to evaluate, approve and issue medical professional liability coverage for individual providers and medical groups with annual premiums that do not exceed present threshold amounts or guidelines imposed by the home office.
      Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 30 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk, high profit physicians to insure with American Physicians.
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
      Most of the insurance policies we write have a one year policy term. The written premiums associated with policies we write are earned ratably over the year in which we provide insurance coverage. This means that rate increases that we implement will not be fully earned for up to 24 months as policyholders who renewed immediately prior to the rate increase will not be charged the higher rate until nearly 12 months later, and those premiums will take another 12 months to be fully earned.
      Claims Management. Our policies require us to provide a defense for our insureds in any suit involving a medical incident covered by the policy. The defense costs we incur are in addition to the limit of liability under the policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions.
      Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expenses, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. We emphasize early evaluation and aggressive management of claims. A part of our overall claims strategy is to establish regional claims departments in our major markets. This local presence helps to facilitate better defense attorney coordination by allowing us to meet with defense attorneys and policyholders, as well as develop claims staff that have experience with the region’s legal environment, which enables us to more accurately establish case reserves.
      Reserve for Unpaid Loss and Loss Adjustment Expenses. Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves on a physician’s death, disability and retirement, or DD&R reserves, which are included in our loss reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. With the exception of our reserves for extended reporting period claims, we do not discount our reserves to recognize for the time value of money. For further information on the reserve and discount for this DD&R benefit, see “Item 7 — Management’s Discussion and Analysis and Financial Condition and Results and Operations — Critical Accounting Policies.”
      Our actuarial staff analyzes and develops projections of ultimate losses which are used to establish recorded reserves. Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information, as well as drawing from industry data. These projections are done using actual loss dollars and claim counts. We analyze loss trends and claims frequency and severity to determine our “best estimate” of the required reserves. We then record this best estimate in the Company’s financial statements. Our reserve methodology is discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      As required by insurance regulatory authorities, we receive an annual statement of opinion by an external consulting actuary concerning the adequacy of our reserves. Typically, as of the end of the third quarter of each year, our external actuary performs an in-depth analysis of our reserves and provides us with a preliminary indication of what the actuary believes is the appropriate level for our recorded reserves. After year end, the external actuary updates this analysis for fourth quarter development on the basis of which the actuary renders an opinion regarding the adequacy of our reserves. As part of this year end analysis, the external actuary determines a range of reserve estimates, based on its projection methodologies, and a “select” amount within the range. If our recorded reserves are not within a reasonable range of the external actuary’s select amount, we adjust reserves so that they are closer to their select amount. This external review of our reserves is one of the key factors that we rely on in our overall assessment of the adequacy of our reserves. To the extent that the external actuary’s projections produce results similar to those we have developed internally, we can be reasonably assured that our assumptions and methodologies used to project ultimate losses are adequate.
      Statutory accounting principles require reserves to be reported net of reinsurance. Accounting principles generally accepted in the United States of America, or GAAP, require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, our statutory and GAAP reserves are identical, with the exception of the reserves for extended reporting endorsements, approximately $15 million, which are required to be carried as unearned premium reserves for statutory accounting purposes.
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
      Under our primary professional liability reinsurance contract, the portion of the policyholder premium ceded to the reinsurers is “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We pay a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Under our 2005 treaties, we retained the first $500,000 of loss exposure and 20% of the next $1.5 million in all markets except Michigan where we generally retain the first $1 million of loss exposure and 20% of the next $1 million. We do not write any policies with limits greater than $2 million per claim.

      The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2005. A.M. Best classifies an “A” rating as “Excellent” and an “A+” rating as “Superior.” The following reinsurers exceeded 5% of total amounts recoverable from reinsurers.

				% of 2005
		Amounts	2005 Total Ceded	Amounts
	A.M. Best	Recoverable From	Premiums	Recoverable From
Reinsurer	Rating	Reinsurers	Written	Reinsurers

	(Dollars in thousands)
Hannover Ruckversicherungs	A	$46,948	$8,525	39.1%
American Re-Insurance Company	A	25,297	5,287	21.0%
Transatlantic Reinsurance Company	A+	11,587	73	9.6%
      The recoverable from Hannover Ruckversicherungs, or Hannover, is secured by assets that Hannover maintains in Master U.S. Reinsurance Trust domiciled in New York.
      Capital and Surplus. To ensure the security of our policyholders, we must maintain assets in excess of total liabilities. This excess, or “surplus,” is the principal measure used by state insurance regulators, and rating agencies such as A.M. Best, to evaluate the Company’s financial strength. Medical professional liability insurers generally attempt to keep this surplus level at least equal to their annual net premiums written.
Competition
      The insurance industry is highly competitive. We compete with numerous insurance companies and various self-insurance mechanisms. Many of our competitors have considerably greater financial resources and higher A.M. Best Company ratings than we have. We believe that the principal competitive factors in our insurance business are service, quality, name recognition, breadth and flexibility of coverages, financial stability and, to a lesser degree, price. We believe we compare favorably with many of our competitors based on our excellent service to customers, our close relationship with the medical community, primarily through various medical societies, which affords us a high degree of name recognition, our ability to customize product features and programs to fit the needs of our customers and our long history of financial stability. These factors will vary by state based on the relative strength of our competitors in each market.
A.M. Best Company Rating
      A.M. Best Company, or A.M. Best, rates the financial strength and ability to meet policyholder obligations of our insurance subsidiaries. Our primary insurance subsidiary, American Physicians, has a B+ (Very Good) rating, which is the sixth highest of 15 rating levels. According to A.M. Best, companies rated B+ are deemed “secure.” A.M. Best assigns a B+ rating to insurers that have, on average, very good balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have a good ability to meet their ongoing obligations to policyholders. An insurance company’s rating is a potential source of competitive advantage or disadvantage in the marketplace.
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
Important Agency Relationship
      The principal agency through which we write medical professional liability insurance is SCW Agency Group, Inc., or SCW. SCW is principally owned by William B. Cheeseman, our former president and chief executive officer and director. Mr. Cheeseman received no cash or other compensation, dividends or other distribution from SCW while he was employed by the Company. His only benefit from his ownership interest in SCW while he was an employee of the Company was the potential appreciation of his investment in SCW. Mr. Cheeseman ceased to be an employee of the Company at the end of 2003 and ceased to be a director in 2004.
      Commissions SCW receives on premiums it writes for APCapital’s insurance subsidiaries typically account for 60% to 75% of its revenues. Direct premiums written for us by SCW during 2005, 2004 and 2003 totaled $63.9 million, $74.4 million and $75.3 million respectively, representing 34.5%, 34.8%, and 29.4% of the Company’s direct premiums written during such years. Commission expense we incurred related to SCW approximated $4.8 million, $5.8 million and $6.0 million in 2005, 2004 and 2003, respectively. The commission rates we have paid to SCW have been either the same or less than the commission rates we paid to our other agents.
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
Insurance Regulatory Matters
      General. Insurance companies are subject to supervision and regulation relating to numerous aspects of their business and financial condition in the states in which they transact business. The nature and extent of such regulation varies from jurisdiction to jurisdiction. Our insurance companies are subject to supervision and regulation by the Office of Financial and Insurance Services for the State of Michigan, or OFIS, and other state departments of insurance. These regulators establish standards of solvency, license insurers and agents, establish guidelines for investments by insurers, review premium rates, review the provisions which insurers must make for current losses and future liabilities, review transactions involving a change in control and require the filing of periodic reports relating to financial condition. In addition, state regulatory examiners, including OFIS, perform periodic financial examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders.
      Our insurance subsidiaries together are licensed to write insurance in a total of 18 states and are eligible to write excess and surplus lines in 5 states. However, we currently write excess and surplus business in only 2 of the states where we are licensed or eligible. Our current focus of operations is on our existing states.
      Holding Company Regulation. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems such as ours. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit OFIS or any other relevant insurance departments to examine APCapital’s insurance subsidiaries at any time, to require disclosure of material transactions between APCapital and its insurance subsidiaries, and to require prior approval of sales or purchases of a material amount of assets and the payment of extraordinary dividends. OFIS conducted a financial examination as of December 31, 2003 of each of our three insurance subsidiaries. No adjustments were proposed as a result of the examinations.
      Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of OFIS, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with OFIS, or the statutory net income, excluding realized gains, for the period covered by such annual statement. At December 31, 2005, the amount available for payment of dividends without the prior approval of OFIS was approximately $26.1 million.
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
      The ratio for our primary insurance subsidiary, American Physicians, has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to American Physicians will not increase in the future. As of December 31, 2005, American Physicians’ risk-based capital base level was $44.7 million and its total adjusted capital was $225.7 million, for a ratio of 5.1. The ratio of risk-based capital to total adjusted capital for our other two insurance subsidiaries, APSpecialty and Insurance Corporation of America, was 59.8 and 7.4 respectively, at December 31, 2005.
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
      In 2005, our primary insurance subsidiary, American Physicians, did not generate any ratios that varied from values within the NAIC’s acceptable range. APCapital’s other two insurance subsidiaries, APSpecialty and Insurance Corporation of America both had one or more ratio values outside the NAIC’s acceptable range, which is common for companies whose business is in run-off as is the case with APSpecialty and Insurance Corporation of America.
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

Employees
      As of December 31, 2005, we had 162 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.
Uncertainties Relating To Forward-Looking Statements
      We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.
      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report.
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

Item 1A.	Risk Factors.
      An investment in our common stock involves numerous risks and uncertainties. You should carefully consider the following information about these risks. Any of the risks described below could result in a significant or material adverse effect on our future results of operations, cash flows or financial condition. The most significant of these risks and uncertainties are as follows:

Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume, a decrease in our profitability, or both.
      The medical professional liability insurance business tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly raising premium rates, tightened underwriting standards, narrowed coverage and the withdrawal of insurers from certain markets. Soft markets are usually characterized by relatively flat or slow-rising premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. Since approximately 2001, the trend in medical professional liability has been towards a harder market. However, the sector may again shift towards a soft market. This change in trend and the accompanying competitive pressures could adversely impact our ability to obtain rate increases we deem necessary to adequately cover insured risks, which could ultimately result in a decrease in premium volume as physicians currently insured with us elect to place their coverage elsewhere or an increase in related underwriting and loss and loss adjustment expenses. Each of these outcomes could have a material adverse effect on our future results of operations.

Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.
      The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss frequence and severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. Also, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, and may require us to make significant adjustments in our reserves from time to time. Any such adjustments could materially and adversely affect our results of operations for the period with respect to which the adjustment is made. Due to the current volatility of losses in the medical professional liability and workers’ compensation markets, adjustments have occurred in each of the last several years.

Our exit from various markets and lines of business may prove more costly than originally anticipated.
      Our exit from various lines of business, such as the workers’ compensation, health and personal and commercial lines of business, and from various geographic markets could result in future charges to income due to unforeseen costs or the need for unanticipated reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves on these run-off lines. Run-off lines typically have increased volatility as paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates, especially on longer-tailed lines such as workers’ compensation.
      In addition, most states where we have historically written workers’ compensation insurance have second injury funds and state mandated workers’ compensation pools for high-risk employers and industries. Because of the nature of the participation in these funds and pools, they typically bear higher loss costs than traditional workers’ compensation insurance. This higher risk factor, combined with the long-tailed nature of workers’ compensation claims, means that losses related to accident years in which we participated in the pools may not yet have emerged and additional assumed losses may materialize, which could affect the profitability of our operations.

Tort reform legislation may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.
      Proposed new laws which would limit jury awards for non-economic damages relating to medical malpractice claims have been a point of debate at the national level for the past several years. While the passage of national tort reform would appear to be a positive development for our business, many states in which we operate have already enacted some version of tort reform at the state level, which in some cases is more favorable than that currently being contemplated at the national level. If national tort reform is enacted that supersedes more favorable state tort reforms, our loss costs may increase in certain markets.
      In addition, recently passed tort reform legislation in Illinois has made more burdensome certain reporting requirements regarding rate filings. As a consequence, an increase in claims frequency or severity may adversely affect our results of operations as it may be more difficult to obtain approval from regulators for rate increases the Company deems necessary.

If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.
      We use reinsurance arrangements to limit and manage the amount of risk we retain and stabilize our underwriting results. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in large part upon our ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Furthermore, we are subject to credit risk with respect to our reinsurers because reinsurance does not relieve us of liability to our insureds for the risks ceded to reinsurers. A significant reinsurer’s inability or refusal to reimburse us under the terms of our reinsurance agreements would result in a charge to income that could materially and adversely affect our results of operations and financial condition for the period in which the charge is incurred. We cannot assure you that we will continue to be able to obtain affordable reinsurance from creditworthy reinsurers.

The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business.
      Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, and especially by the Office of Financial and Insurance Services for the State of Michigan, or OFIS, as our insurance companies are domiciled in that state. These state agencies have broad regulatory powers designed to protect policyholders, not shareholders or other investors. These powers include, but are not limited to, the ability to:

•	place limitations on the types and amounts of our investments,

•	review and approve or deny premium rate increases,

•	set standards of solvency to be met and maintained,

•	review reserve levels,

•	review change in control transactions,

•	limit the ability to pay dividends,

•	prescribe the form and content of, and to examine, our statutory-basis financial statements, and

•	place limitations on our ability to transact business with and between our affiliated insurance companies.
      Failure to comply with these regulations could result in consequences resulting from a regulatory examination to a regulatory takeover. If we fail to comply with insurance industry regulations, or if those regulations become more burdensome to us, we may not be able to operate profitably or may be more limited in the amount of dividends our insurance subsidiaries can make to APCapital.

Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.
      Approximately 93.4% of our total medical professional liability direct premiums written in 2005 was written in the states of Illinois, Michigan, Ohio, Kentucky and New Mexico. Because of this concentration, unfavorable business, economic or regulatory conditions in these states could adversely impact the amount of premiums we are able to write, the costs associated with loss settlement and other expenses.

An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.
      We currently carry the endorsement of the Michigan State Medical Society and other such organizations, which we believe provides us with a competitive advantage. If the endorsement of these organizations were to lapse, we could see a reduction in our premium volumes in markets where such organizations carry influence. In addition, approximately 68% of our medical professional liability direct premiums written are produced by 10 agencies. One agency in particular, the SCW Agency Group, Inc., produced approximately 35% of our medical professional direct premiums written during 2005. An interruption or change in the relationship with any of these agencies could adversely and materially impact the amount of premiums we are able to write.

A downgrade in the financial strength rating of our insurance subsidiaries could reduce the amount of business we are able to write.
      Rating agencies, such as A.M. Best Company, rate insurance companies based on financial strength as an indication of a company’s ability to meet policyholder obligations. Our primary insurance subsidiary, American Physicians, has an A.M. Best rating of B+ (Very Good). An insurance company’s rating, and in particular its A.M. Best rating, can be a potential source of competitive advantage or disadvantage in the marketplace. Accordingly, a downgrade in our A.M. Best rating could adversely affect our position in the marketplace and could result in a reduction in the amount of business we are able to write.

Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.
      A significant portion of our assets are invested in interest bearing fixed-income securities. In recent years, we have earned our investment income primarily from interest income on these investments. A decrease in prevailing interest rates could reduce the return on our investment portfolio, if we must reinvest the proceeds of securities that mature at rates below those of the securities that mature. The reduced investment income could also reduce our cash flows. Conversely, an increase in interest rates would reduce the carrying value of our available-for-sale fixed-income securities as the market value of these securities is typically inversely related to interest rates, which could result in a charge to income if determined to be other than temporary. An increase in short-term interest rates would also increase the interest payments associated with our long-term debt as those obligations pay a variable rate of interest that is in part based on the three-month London Inter-Bank Offered Rate. Any of these consequences may have a material adverse effect on our revenues, cash flows and assets, including the amount of net unrealized appreciation on investments shown on our balance sheet date.

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future share repurchases.
      APCapital is an insurance holding company. As such, it has no ongoing operations and its primary assets are the stock of its insurance subsidiaries. The availability of cash needed by APCapital to meet its obligations on its outstanding debt, repurchase outstanding shares of its common stock and pay its operating expenses is largely dependent upon dividends that it receives from its insurance subsidiaries. The payment of dividends by our insurance subsidiaries is regulated by state insurance laws, which restrict the amount of dividends that can be made without prior approval by the State of Michigan Insurance Commissioner.

Applicable law and various provisions in our articles and bylaws will prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.
      APCapital is subject to provisions of Michigan corporate and insurance laws that have the effect of impeding a change of control by requiring prior approval of a change of control transaction by the OFIS and the board of directors. In addition, APCapital’s articles of incorporation and bylaws include provisions which: (1) allow for the issuance of “blank check” preferred stock without further shareholder approval; (2) set high vote requirements for certain amendments to the articles of incorporation and bylaws; (3) establish a staggered board; (4) limit the ability of shareholders to call special meetings; and (5) require unanimity for shareholder action taken without a meeting. These provisions may discourage a takeover attempt that you consider to be in your best interests or in which you would receive a substantial premium over the then-current market price. In addition, approval by the OFIS of a change of control transaction may be withheld even if the transaction would be in the shareholders’ best interest if it determines that the transaction would be detrimental to policyholders. As a result you may not have an opportunity to participate in such a transaction.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties
      We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be five to ten years in length. We currently lease and occupy a total of approximately 45,000 square feet of space in Louisville, Kentucky; Boca Raton, Florida; and Albuquerque, New Mexico. We also own various real estate investment properties as part of our investment portfolio.

Item 3.	Legal Proceedings
      We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations. See Note 18 of Notes to Consolidated Financial Statements in this report.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of shareholders during the three months ended December 31, 2005.
PART II

Item 5.	Market Price For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

	Sale Price

	High	Low

2005
October 1 — December 31, 2005	$49.25	$41.42
July 1 — September 30, 2005	50.55	35.94
April 1 — June 30, 2005	37.24	29.17
January 1 — March 31, 2005	37.66	32.58
2004
October 1 — December 31, 2004	$37.99	$30.00
July 1 — September 30, 2004	31.83	22.69
April 1 — June 30, 2004	25.60	20.50
January 1 — March 31, 2004	22.22	16.60
      We have never paid a cash dividend and currently do not intend to pay cash dividends in the future. Our ability to pay dividends may be contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.” In addition, under the documents relating to the debentures issued by APCapital, we would not be able to pay dividends during any period during which we delay, pursuant to our rights under those documents, our obligation to pay interest payments to the related trusts. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding these debentures.

      As of January 31, 2006, there were 189 shareholders of record and approximately 4,600 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.
      The Company has a Stock Compensation Plan pursuant to which it has granted stock options and other stock-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2005, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance. The Compensation Committee of the Company’s Board of Directors has stated its intention not to make any further grants under the Stock Compensation Plan.

Equity Compensation Plans

Number of shares
remaining available for
	Number of shares to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding shares
Plan Category	outstanding options	outstanding options	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	517,400	$22.80	2,850
Equity compensation plans not approved by shareholders:	—	—	—
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

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased	of Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	Purchased	per Share	Announced Plans	Under the Plans(1)

For the month ended October 31, 2005	—	$—	—	153,469
For the month ended November 30, 2005	23,100	$45.39	23,100	555,369
For the month ended December 31, 2005	145,500	$45.43	145,500	409,869
For the three months ended December 31, 2005	168,600	$45.42	168,600	409,869
For the year ended December 31, 2005	433,500	$39.35	433,500	409,869

(1)	On November 2, 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, or approximately 425,000. There is no expiration date with respect to this authorization. This brings the total number of shares authorized to be repurchased under publicly announced plans to 4,040,439, of which, 3,630,570 have been purchased at an average price per share of $21.33.

Item 6.	Selected Financial Data
      The following selected financial data, other than the selected statutory data, is derived from our Consolidated Financial Statements which were prepared in accordance with GAAP. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this report. The selected statutory data is derived from our annual statements which were prepared in accordance with statutory accounting practices as required by insurance regulatory authorities. See Note 19 of the Notes to Consolidated Financial Statements for a discussion of the principal differences between GAAP and statutory accounting practices. Such information is incorporated herein by reference.

	For the Year Ended December 31,

	2005	2004	2003	2002(a)	2001

	(Dollars in thousands, except per share data)
Revenue:
Direct premiums written	$185,511	$213,945	$256,235	$266,260	$230,765

Net premiums written	$157,382	$186,431	$224,647	$238,417	$208,779

Net premiums earned	$164,283	$200,579	$224,590	$235,551	$202,371
Investment income	45,163	47,373	43,294	44,775	47,883
Net realized gains (losses)	2,033	1,551	2,403	(163)	(5,651)
Other income	1,387	1,177	1,104	376	546

Total revenues and other income	212,866	250,680	271,391	280,539	245,149
Losses and expenses:
Losses and loss adjustment expenses	127,124	177,786	252,742	242,028	257,848
Underwriting expenses	33,080	42,681	51,104	48,593	45,111
Investment expenses	1,411	2,460	2,940	2,515	1,788
Interest expense	2,337	1,714	1,370	373	400
Amortization expense	806	1,096	389	—	2,514
Other expenses	3,241	5,193	3,729	1,971	4,718

Total losses and expenses	167,999	230,930	312,274	295,480	312,379

Income (loss) before federal income tax (benefit) expense and minority interest and cumulative effect of a change in accounting principle	44,867	19,750	(40,883)	(14,941)	(67,230)
Federal income tax (benefit) expense	(27,952)	(290)	36,296	(5,529)	(23,450)

Income (loss) before minority interest and cumulative effect of a change in accounting principle	72,819	20,040	(77,179)	(9,412)	(43,780)
Minority interest in net (income) loss of consolidated subsidiary	(453)	(10)	348	—	—

Income (loss) before cumulative effect of a change in accounting principle	72,366	20,030	(76,831)	(9,412)	(43,780)
Cumulative effect of a change in accounting principle	—	—	—	(9,079)	—

Net income (loss)	$72,366	$20,030	$(76,831)	$(18,491)	$(43,780)

Net income (loss) per share — basic	$8.48	$2.37	$(9.02)	$(1.98)	$(3.95)

Weighted average shares outstanding — basic	8,538,134	8,455,299	8,520,335	9,339,739	11,071,529
Net income (loss) per share — diluted	$8.29	$2.30	$(9.02)	$(1.98)	$(3.95)

Weighted average shares outstanding — diluted(b)	8,729,244	8,721,286	(b)	(b)	(b)

(a)	Net loss for the year ended December 31, 2002 includes a $9.1 million charge, net of tax, for the write-off of goodwill related to the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with the transitional guidance given in SFAS No. 142, this write-off, related to the adoption of the standard, was treated as a cumulative effect of a change in accounting principle.

(b)	As the Company was in a net loss position for the years ended December 31, 2003, 2002 and 2001, no effect of awards or options were calculated as the impact would have been anti-dilutive.

	At or For the Year Ended December 31,

	2005		2004		2003		2002		2001

Balance Sheet Data:
Total cash and investments	$854,359		$858,098		$834,005		$801,556		$752,508
Total assets	1,109,328		1,069,899		1,063,046		1,058,918		1,038,917
Total liabilities	845,475		865,575		859,037		778,629		731,952
Total GAAP shareholders’ equity(a)	261,212		202,124		201,808		280,289		306,965
GAAP Ratios:
Loss ratio	77.4%		88.6%		112.5%		102.7%		127.4%
Underwriting expense ratio	20.1		21.3		22.8		20.6		22.3
Combined ratio	97.5		109.9		135.3		123.3		149.7
Statutory Data
Loss ratio	77.6%		88.6%		112.5%		103.2%		131.1%
Underwriting expense ratio(b)	22.7		23.8		23.3		20.9		24.3
Combined ratio	100.3		112.4		135.8		124.1		155.4
Surplus	$240,135		$210,874		$150,270		$190,216		$203,069
Ratio of statutory net premiums written to surplus	0.64	x	0.87	x	1.49	x	1.25	x	1.03	x

(a)	No dividends were paid during the periods presented.

(b)	The statutory underwriting expense ratio is calculated by dividing statutory underwriting expenses by net premiums written as opposed to the GAAP underwriting expense ratio, which uses net premiums earned as the denominator.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward looking-statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed under “Item 1A — Risk Factors” and elsewhere in this report and from time to time in other reports we have filed with the Securities and Exchange Commission. The cross-referenced information is incorporated herein by reference.
Overview
      As a property and casualty insurer, our results of operations are primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While our underwriting gain (loss) is a key performance indicator of our operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss, yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.
      An insurance company earns investment income on what is commonly referred to as the “float.” The float is money that we hold, in the form of investments, from premiums that we have collected. While a substantial portion of the premiums we collect will ultimately be used to make claim payments and to pay for claims adjustment expenses, the period of time that we hold the float prior to paying losses can extend over several years, especially with a long-tailed line of business such as medical professional liability. The key factors that determine the amount of investment income we are able to generate are the rate of return, or yield, on invested assets and the length of time we are able to hold the float.
      Our medical professional liability insurance business is discussed in detail in “Item 1. Business — Medical Professional Liability Operations.”
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements and related Notes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s earnings in the period those estimates changed. The following policies are those we believe to be the most sensitive to estimates and judgments or involve revenue recognition. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Such information is incorporated herein by reference.

Unpaid Losses and Loss Adjustment Expenses
      Our Consolidated Financial Statements include estimated reserves for unpaid losses and loss adjustment expenses related to our various insurance lines of business. Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information and claim count, as well as industry data. These projections are prepared using the Company’s data, including the number of claims reported and paid, and the average severity of reported and paid claims, as well as industry data. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Based on these quantitative as well as other qualitative factors, such as a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and the current reserving practices of the Company’s claims department, we select a “best estimate” of ultimate future losses, and then record this best estimate in the Company’s Consolidated Financial Statements. As required by insurance regulatory authorities, we receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves.
      When a claim is reported to us, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The process of estimating the reserves reflects an informed judgement based upon insurance reserving practices appropriate for the relevant line of business and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. The variables considered include the effects of ultimate loss payments of internal factors such as claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. Case reserves are periodically adjusted by the claims staff, as more information becomes available. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. We maintain reserves for claims incurred but not reported, commonly referred to as IBNR, to provide for future reporting of already incurred claims and developments on reported claims. The reserve for IBNR claims is determined based on historical loss trends.
      As it often takes several years for medical professional liability claims to be resolved (three to six years on average from the time the loss is reported) the ultimate payment can be difficult to project due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. In addition, changes in our case reserving philosophy can introduce additional uncertainty into the actuarial estimation process. Further, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified on a prospective basis.
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
      The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded 8% of our recorded net reserves as of the beginning of the period, but they can materially and adversely affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability industry, adjustments have occurred in each of the last several years.
      With the exception of reserves for extended reporting period claims discussed below, we do not discount our reserves to recognize the time value of money.

Investments
      On a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. In 2005, the Company concluded that it had both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, the Company transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of the Company’s fixed-income security portfolio, as well as its equity securities held for investment, remains in the available-for sale category.
      The Company accounted for the transfer of these fixed-income securities from the available-for-sale to the held-to-maturity category at the estimated fair value of the securities at the date of transfer. Any unrealized gains or losses, net of taxes, at the date of transfer continue to be reported as a component of accumulated other comprehensive income, and in effect will be amortized over the remaining life of the security through other comprehensive income. The original premium or discount will continue to be amortized as an adjustment to yield as a component of investment income.
      Available-for-sale fixed income and equity securities are reported at their estimated fair value, with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized appreciation or depreciation, net of any related tax effects, in other comprehensive income. Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method relating to investments acquired at other than par value.
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
      During the year ended December 31, 2005, there were no investment securities whose decline was deemed to be other than temporarily impaired.

Reserve for Extended Reporting Period Claims
      A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement, or DDR, insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2005 and 2004, our recorded DDR reserves were $15.0 million and $14.0 million, respectively, which include a discount related to the present value calculation of approximately $5.7 million and $5.9 million, respectively.

Revenue Recognition
      Insurance premium income is generally recognized on a daily pro rata basis over the respective terms of the policies in-force which is generally one year. Certain extended reporting endorsements, often referred to as tail coverage, allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Tail coverage can modify the exposure period for a definite or indefinite period. Premiums associated with tail policies that provide coverage for a definite period are earned over the period additional coverage is provided using the daily pro rata method. Premiums for tail policies that provide additional coverage for an indefinite period are fully earned at the date of issuance. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

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
      We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2005, there are no known issues with the financial solvency of our reinsurers or their ultimate ability to pay amounts due to us. Our reinsurance arrangements are discussed in more detail in “Item 1. Business — Medical Professional Liability Operations” and in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes
      Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      A determination must be made for deferred tax assets regarding whether it is more likely than not that sufficient taxable income will exist in future periods when deductible temporary differences are expected to reverse to enable the Company to realize the benefit of its deferred tax assets. If it is determined that it is more likely than not that sufficient taxable income will not exist, a valuation allowance should be recorded for the portion of deferred tax assets the Company likely will not realize.
      In 2003, we had determined that there was not sufficient positive evidence to support the realization of the future tax benefit and established a valuation allowance for the entire $49.9 million net deferred tax asset as of September 30, 2003. However, during 2005 we generated pre-tax income of $44.9 million. This combined with the $19.8 million of pre-tax income from 2004 led to management’s conclusion that it was more likely than not that sufficient taxable income would exist in future periods to support the realization of deferred tax assets. Accordingly, during 2005, we reversed the entire deferred tax valuation allowance.
      Changes in the valuation allowance during 2005 and 2004 were allocated in the accompanying Consolidated Financial Statements to federal income taxes (a component of net income), other comprehensive income, or other components of shareholders’ equity, depending on the nature of the deferred item that gave rise to the change. The establishment of the valuation allowance in 2003 was all recorded as federal income tax expense in the accompanying Consolidated Statements of Income, included elsewhere in this report. See Notes 1 and 10 of the Notes to Consolidated Financial Statements for further discussion of the deferred tax valuation allowance and its impact on our financial condition and results of operations. Such information is incorporated herein by reference.
      We record any “windfall” tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Deferred Policy Acquisition Costs
      Deferred policy acquisition costs, or DAC, are those costs that vary with and are primarily related to the production of new, or renewal, business and include such costs as commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC, that is, the DAC must be recoverable. In evaluating the recoverability of DAC, we have made certain assumptions regarding the future amount and timing of costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income, at an assumed 5.0% yield, in determining the recoverability of DAC. Based on our analysis as of December 31, 2005, the DAC carried on the Consolidated Balance Sheets, included elsewhere in this report, of $7.9 million, was deemed to be fully recoverable.
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

Results of Operations

Consolidated Results of Operations
      The following table sets forth our results of operations for the years ended December 31, 2005, 2004 and 2003 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

				Percentage			Percentage
	2005	2004	Change	Change	2003	Change	Change

	(Dollars in thousands)
Net premiums earned by insurance segment:
Medical professional liability	$163,570	$173,835	$(10,265)	-5.9%	$158,777	$15,058	9.5%
Other insurance lines	713	26,744	(26,031)	-97.3%	65,813	(39,069)	-59.4%

Total net premiums earned	164,283	200,579	(36,296)	-18.1%	224,590	(24,011)	-10.7%

Investment income	45,163	47,373	(2,210)	-4.7%	43,294	4,079	9.4%
Net realized gains	2,033	1,551	482	31.1%	2,403	(852)	-35.5%
Other income	1,387	1,177	210	17.8%	1,104	73	6.6%

Total revenues and other income	212,866	250,680	(37,814)	-15.1%	271,391	(20,711)	-7.6%

Losses and loss adjustment expenses	127,124	177,786	(50,662)	-28.5%	252,742	(74,956)	-29.7%
Underwriting expenses	33,080	42,681	(9,601)	-22.5%	51,104	(8,423)	-16.5%
Investment expenses	1,411	2,460	(1,049)	-42.6%	2,940	(480)	-16.3%
Interest expense	2,337	1,714	623	36.3%	1,370	344	25.1%
Amortization expense	806	1,096	(290)	-26.5%	389	707	181.7%
General and administrative expenses	2,704	3,918	(1,214)	-31.0%	2,921	997	34.1%
Other expenses	537	1,275	(738)	-57.9%	808	467	57.8%

Total other revenue and expense items	167,999	230,930	(62,931)	-27.3%	312,274	(81,344)	-26.0%

Income (loss) before federal income taxes and minority interest	44,867	19,750	25,117	127.2%	(40,883)	60,633	-148.3%
Federal income tax (benefit) expense	(27,952)	(290)	(27,662)	9538.6%	36,296	(36,586)	-100.8%

Income (loss) before minority interest	72,819	20,040	52,779	263.4%	(77,179)	97,219	-126.0%
Minority interest in net (income) loss of consolidated subsidiary	(453)	(10)	(443)	4430.0%	348	(358)	-102.9%

Net income (loss)	$72,366	$20,030	$52,336	261.3%	$(76,831)	$96,861	-126.1%

      2005 Compared to 2004. The increase in net income for 2005 was the result of improved medical professional liability underwriting results,($13.2 million) our other insurance lines producing a small pre-tax profit in 2005 ($10.2 million) and the $28.0 million federal income tax benefit, which includes a $44.1 million benefit related to the reversal of the deferred tax asset valuation allowance. The underwriting results of our medical professional liability and other insurance lines segments are discussed in greater detail in the sections that follow.
      The decrease in investment income for the year ended December 31, 2005 compared to the same period of 2004 was due to a variety of reasons. First, investment income in 2004 benefited from call premiums of approximately $1.5 million as a result of tender offers made by the issuer of bonds held in our portfolio. Also, we began to liquidate our high-yield bond portfolio late in the first quarter of 2004, and completed the disposition of all such bonds by the end of the third quarter of 2004. The proceeds from the liquidation of the high-yield bond portfolio were held in cash and cash equivalents, which was another factor contributing to the decrease in investment income from 2004 to 2005. We have maintained a large cash position in 2005 due to uncertainty regarding future changes in long-term interest rates. However, we anticipate that a substantial portion of our cash and cash equivalent resources will be redeployed into longer-term tax exempt securities sometime in 2006, which will reduce our future effective tax rate.

      The change in fair value of certain investment securities that management has determined contain embedded derivative financial instruments is also included in investment income. As a result of fluctuations in interest rates, the estimated fair value of these securities decreased approximately $1.1 million during the year ended December 31, 2005 compared to decreases of $338,000 for the same period of 2004. These securities were sold in late 2005 and will have no impact on our reported investment income in future periods.
      As a result of the changes in the mix of our investment portfolio, the decrease in call premiums in 2005 compared to 2004 and the losses on derivative securities discussed above, the overall annual yield on our investment portfolio decreased to 5.43% for the year ended December 31, 2005 compared to 5.93% for the year ended December 31, 2004. We believe that the yield earned in 2005 is more representative of what we anticipate earning in future periods as a result of the realignment of the portfolio.
      The net realized gain reported for the year ended December 31, 2005 was primarily the result of a one-time recovery of $2.7 million in cash related to securities that had been written-off in previous years. This amount was offset by approximately $700,000 of impairment charges and the subsequent realized loss related the sale of our last physician office building investment real estate property in 2005. We continue to own other development property located in East Lansing, Michigan. It is our intention to sell these properties over the next several years. We do not anticipate any losses related to the ultimate sales of the East Lansing properties.
      In general, when evaluating or projecting our results of operations, management typically does not include realized gains or losses, as many of the factors that contribute to the generation of these gains and losses are beyond our control.
      The decrease in investment expenses was primarily the result of a decrease in depreciation expense in 2005 as a result of the sale of our Grand Rapids real estate properties, which began in the third quarter of 2004. We anticipate investment expense will remain at or slightly below that reported in 2005.
      The increase in interest expense was the result of an increase in short-term interest rates. Our long-term debt of $30.9 million pays an average variable rate of interest of 4.15% plus the three-month London Inter Bank Offered Rate, or LIBOR. If the three-month LIBOR continues to increase, our interest expense will also increase; however, the annual rate of interest on the debentures is capped at 12.5% through May 2008.
      Amortization expense in 2005 consists of $625,000 of amortization related to a two-year covenant not to compete and $181,000 of amortization for debt issue costs. The covenant not to compete was fully amortized as of December 31, 2005. Amortization expense in future periods should consist of only the amortization of debt issue costs, which should approximately $181,000 annually through 2007 and approximately $70,000 in 2008.
      The decrease in general and administrative expenses from 2004 to 2005 was primarily the result of unusually high costs incurred in 2004 in connection with the Board of Directors’ exploration of strategic alternatives, as well as audit and other professional service fees incurred in connection with the initial assessment and opinions on the Company’s internal controls required under the Sarbanes-Oxley Act. We believe that general and administrative expenses incurred during 2005 are more representative of costs expected to be incurred in future periods.
      Other expenses relate to employee separation costs and contract termination costs incurred in connection with our exit from the workers’ compensation line of business as well as the sub-lease of office space in Chicago, Illinois. We anticipate that these costs should be minimal in future periods as all available office space has been subleased and there remain only a handful of workers’ compensation employees. For further information relating to the costs associated with the exit of our workers’ compensation line of business, see Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.
      Federal income taxes do not bear the usual relationship to pre-tax income for the year ended December 31, 2005 as a result of the effect of the reversal of the deferred tax asset valuation allowance. In the second quarter of 2005, we reassessed the need for a valuation allowance, and based on our recent results of operations, concluded that a valuation allowance was no longer necessary. The reversal of the valuation allowance is the primary reason for the unusually large federal income tax benefit reported for 2005. See

Note 10 of the Notes to Condensed Consolidated Financial Statements, included elsewhere in this report, for further information regarding federal income taxes. Such cross-referenced information is incorporated herein by reference. We anticipate that our effective tax rate will be approximately 34% in future periods.
      2004 Compared to 2003. The net income reported for 2004 was primarily attributable to the continued improvements in the underwriting performance (i.e. underwriting gain) of our medical professional liability segment combined with increased investment income over the prior year. Partially offsetting these positive factors were increases in the underwriting losses of the other insurance lines segment, which were primarily attributable to the run-off of the workers’ compensation and health lines of insurance, and increases in general and administrative expenses. The net loss reported in 2003 was the result of the unfavorable development on prior year loss reserves, primarily related to our medical professional liability segment, and an increase in paid loss severity noted during the third quarter, particularly in our Florida, Ohio and Kentucky markets. In connection with the loss reported in the third quarter of 2003 as a result of the unfavorable development on prior year’s medical professional liability loss reserves, we also established a deferred tax valuation allowance of $49.9 million.
      The underwriting results of our medical professional liability and other insurance lines segments are discussed in greater detail in the sections that follow. The discussion below focuses on those aspects of our operations that are not specific to the insurance segments.
      The increase in investment income was the result of strong returns on our high-yield bond portfolio during the first part of the year, one-time call premiums of $1.5 million and a decrease in the percentage of our investment portfolio allocated to short-term investments. Although we began to liquidate our high-yield bond portfolio at the end of the first quarter of 2004, the overall yield on our investment portfolio was 5.93% for 2004 compared to 5.55% for 2003, primarily as the result of strong returns on our collateralized mortgage obligations in 2004.
      The decrease in investment expenses is primarily related to the liquidation of our high-yield portfolio during the first half of 2004 and the absence of depreciation for a portion of the 2004 year as a result of the sale of some of our physician office building investment real estate properties. The remaining office buildings were sold in 2005 and investment expenses for that year are more representative of what we anticipate incurring in future periods.
      The increase in amortization expense during 2004 relates to an intangible asset arising from a two-year covenant not to compete with the Company’s former CEO and President upon his retirement effective December 31, 2003.
      General and administrative expenses increased during 2004 compared to 2003, primarily due to increased legal, audit and other professional fees incurred as a result of actions taken to comply with the Sarbanes-Oxley Act and related SEC requirements and the exploration of strategic alternatives by the Board of Directors.
      Other expenses for 2004 consist primarily of contract termination costs incurred in connection with the sub-lease of approximately 10,000 square feet of office space in Chicago, Illinois. Other expenses for 2003 were primarily related to employee separation costs as a result of terminations in connection with our exit from the workers’ compensation line of business.
      The decrease in federal income tax expense in 2004 was the result of the establishment of the deferred tax valuation allowance in 2003. Because of the impact of the valuation allowance neither the federal income tax benefit for 2004 or the tax expense for 2003 are representative of the expense anticipated in future periods.

Medical Professional Liability Insurance Operations
      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our medical professional liability insurance operations for the years ended December 31, 2005, 2004 and 2003.

				Percentage			Percentage
	2005	2004	Change	Change	2003	Change	Change

	(Dollars in thousands)
Direct premiums written:
Michigan	$53,489	$59,903	$(6,414)	-10.7%	$54,629	$5,274	9.7%
Illinois	54,536	55,439	(903)	-1.6%	54,108	1,331	2.5%
Ohio	31,234	35,861	(4,627)	-12.9%	35,793	68	0.2%
New Mexico	21,667	20,534	1,133	5.5%	16,268	4,266	26.2%
Kentucky	10,337	13,877	(3,540)	-25.5%	15,747	(1,870)	-11.9%
Florida	251	959	(708)	-73.8%	6,882	(5,923)	-86.1%
Florida — PIC	8,392	7,805	587	7.5%	3,801	4,004	105.3%
Nevada	330	3,686	(3,356)	-91.0%	4,833	(1,147)	-23.7%
Other	3,218	4,970	(1,752)	-35.3%	3,681	1,289	35.0%

Total	$183,454	$203,034	$(19,580)	-9.6%	$195,742	$7,292	3.7%

Net premiums written	$157,780	$175,042	$(17,262)	-9.9%	$164,157	$10,885	6.6%

Net premiums earned	$163,570	$173,835	$(10,265)	-5.9%	$158,777	$15,058	9.5%
Incurred loss and loss adjustment expenses:
Current accident year losses	131,081	148,230	(17,149)	-11.6%	153,180	(4,950)	-3.2%
Gerling Global commutation	—	4,139	(4,139)	-100.0%	—	4,139
Prior year losses	(6,425)	(6,850)	425	-6.2%	44,250	(51,100)	-115.5%

Total	124,656	145,519	(20,863)	-14.3%	197,430	(51,911)	-26.3%
Underwriting expenses	32,759	35,320	(2,561)	-7.3%	31,315	4,005	12.8%

Underwriting income (loss)	$6,155	$(7,004)	$13,159	-187.9%	$(69,968)	$62,964	-90.0%

Income (loss) before federal income taxes and minority interest	$49,507	$36,472	$13,035	35.7%	$(33,821)	$70,293	-207.8%

Loss ratio:
Accident year	80.1%	85.3%	-5.2%		96.5%	-11.2%
Gerling Global commutation	0.0%	2.4%	-2.4%		0.0%	2.4%
Prior years	-3.9%	-4.0%	0.1%		27.8%	-31.8%

Calendar year	76.2%	83.7%	-7.5%		124.3%	-40.6%
Underwriting expense ratio	20.0%	20.3%	-0.3%		19.7%	0.6%
Combined ratio	96.2%	104.0%	-7.8%		144.0%	-40.0%
      2005 Compared to 2004. Direct premiums written for the medical professional liability segment decreased in 2005 primarily as a result of exiting the Nevada and Florida markets, discontinuing the alternative risk program and non-renewing a large hospital account due to underwriting considerations. In addition, premiums decreased from 2004 due to a change in the composition of our book of business in Ohio and Kentucky, as we reduced exposures in higher risk geographic markets and specialties in those states. Our insured physician count at December 31, 2005 was 9,561, a decrease of 11.0% from December 31, 2004. The decline in insured physicians was the result of the reasons discussed above as well as increased price competition in selected markets. Our retention ratio, the ratio of previously insured physicians compared to the number of physicians that we renew, was 82% in 2005, compared with 83% in 2004. Despite increasing pricing pressure in the medical professional liability market, we remain committed to our strategy of adequate pricing and strict underwriting. This strategy may result in the loss of additional policyholders. However, we are not willing to compromise our standards, or profitability, for the sake of market share.
      Premium rate increases have ranged from 2.5% to 9.0% by state in 2005, except in Kentucky where we increased rates 23.6%. The average premium per policy in-force has increased from approximately $16,400 at December 31, 2004 to approximately $16,900 at December 31, 2005, an increase of 3.0%. Although we began our exit from the Florida market in December 2002 and our premiums written in that state have declined significantly, we continue to have direct premiums written in that state as a result of installment premiums on extended reporting coverage, which we were required by Florida State law to offer insureds as we non-renewed their policies. The premiums for these policies may be paid in annual installments, not to exceed three years. Accordingly, with the exception of premiums related to PIC-FL, we should not have any premium writings in Florida after 2005. Direct premiums written by PIC-FL in the state of Florida increased $600,000 during 2005, to $8.4 million compared to $7.8 million during 2004. Our investment in and consolidation of PIC-FL is more fully described in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.
      We anticipate that medical professional liability direct premiums written will increase moderately in the future as the Company is granted additional rate increases by regulatory authorities. However, we do not expect that rate increases in 2006 will be as significant as those taken in recent years.
      The decrease in net premiums written is consistent with the decrease in direct premiums written. Net premiums earned, however, did not decrease as much as direct and net premiums written as we continue to earn in 2005 the higher premium volume written in 2004.
      During 2004 we retained a 30% participation in our primary excess of loss reinsurance layer, which covered the first $500,000 of risk exposure in excess of $500,000. We retained no loss exposure for losses in excess of $1 million related to policies written during 2004. Effective January 1, 2005 we combined the two treaties so that loss exposures greater than $500,000, in all markets except Michigan, were ceded under one treaty. We retained a 20% participation in this treaty. For business written in Michigan, we retained 100% of the first $1 million of loss exposure, and 20% of losses in excess of $1 million. These changes in our reinsurance program did not have a significant impact on the amount of premium ceded under the contracts, as the net written premium to direct written premium ratio was 86.0% in 2005 compared to 86.2% in 2004. While these changes are not anticipated to have a material effect on our net loss and loss adjustment expenses, the ultimate impact on our loss experience will not be known for several years.
      Under our 2006 reinsurance treaties we will continue to retain 100% of the first $500,000 of loss exposure and will retain a 50% participation in the exposure layer of $1.5 million in excess of $500,000 in all states except New Mexico and Indiana where state patients’ compensation funds limit our loss exposure to $200,000 and $250,000, respectively. As a result of these terms, we anticipate that the percentage of our direct premiums written ceded to reinsurers to decrease from approximately 14% in 2005 to 10% in 2006. We believe that this layer of business is profitable. However, the ultimate impact of these changes in our reinsurance treaty on net income will depend upon future underwriting results.
      The decrease in loss and loss adjustment expenses and the loss ratio from 2004 to 2005 is primarily the result of our efforts over the last few years to re-underwrite risks in all markets combined with premium rate increases taken over the last several years. The re-underwriting efforts have resulted in a decrease in both the frequency and severity of reported and paid losses. As the trends of decreasing frequency and severity are now beginning to emerge in the loss data used to make actuarial projections of ultimate losses, we have adjusted downward our estimate of ultimate losses related to the 2004 and prior accident years by approximately $6.4 million. This favorable development was especially prevalent in our Ohio and Michigan markets. The adequacy of our reserves for unpaid loss and loss adjustment expenses is explained in greater depth under “— Financial Condition.”
      The loss ratio has steadily declined over the last several years. However, we believe that this trend will level off as a result of smaller rate increases in the future and a more stable book of business.

      2004 Compared to 2003. Direct premiums written for the medical professional liability segment increased in 2004 as we continued to implement rate increases in all markets and increased our market share in New Mexico. This was partially offset by our reduced exposure in the Florida market, as well as Ohio and Kentucky where we reduced exposures in higher risk geographic markets and specialties and discontinued offering occurrence-based policies. Our insured physician count at December 31, 2004 decreased approximately 7.1% from December 31, 2003. This decline was the result of the reasons indicated above, as well as a decrease in the number of insured physicians in Illinois where we took a significant rate increase effective April 1, 2004. The average premium per policy in-force increased to approximately $16,400 at December 31, 2004 from approximately $14,700 at December 31, 2003, an increase of 11.6%. Approximately $4.0 million of the total $7.3 million increase in direct premiums written was attributable to PIC–FL, which completed its first full year of operations in 2004. PIC–FL is more fully described in Note 1 of the Notes to Consolidated Financial Statements.
      Our net premiums written and earned during 2004 increased a greater percentage than direct premiums written as effective January 1, 2004 we began retaining a 30% participation in our primary excess of loss reinsurance layer. This increase in net written premiums also resulted in the larger percentage increase in net earned premiums.
      The decrease in incurred loss and loss adjustment expenses was primarily the result of $44.3 million of adverse development on prior year loss and loss adjustment expense reserves recorded in 2003 compared with $2.7 million of favorable development, net of $4.1 million of unfavorable development related to the reinsurance commutation with Gerling Global. On an accident year basis, the 2004 loss ratio was 85.3% compared to 96.5% for the 2003 accident year. The decrease in the accident year loss ratio was primarily the result of rate increases in all markets, the exit from the Florida market and certain occurrence-based markets and stricter underwriting standards.
      The increase in underwriting expenses is primarily attributable to the increase in premium volume. However, a portion is attributable to the absorption of more management and other fixed costs as a result of our exit from our other insurance lines of business.

Other Insurance Lines Operations
      The following table sets forth summary premium, loss and expense information regarding the underwriting results of our other insurance lines operations for the years ended December 31, 2005, 2004 and 2003.

				Percentage			Percentage
	2005	2004	Change	Change	2003	Change	Change

	(Dollars in thousands)
Direct premiums written	$2,057	$10,911	$(8,854)	-81.1%	$60,494	$(49,583)	-82.0%

Net premiums written	$(398)	$11,389	$(11,787)	-103.5%	$60,490	$(49,101)	-81.2%

Net premiums earned	$713	$26,744	$(26,031)	-97.3%	$65,813	$(39,069)	-59.4%
Incurred loss and loss adjustment expenses:
Current accident year losses	415	23,371	(22,956)	-98.2%	56,119	(32,748)	-58.4%
Gerling Global commutation	—	271	(271)	-100.0%	—	271
Prior year losses	2,053	8,625	(6,572)	-76.2%	(807)	9,432	-1168.8%

Total	2,468	32,267	(29,799)	-92.4%	55,312	(23,045)	-41.7%
Underwriting expenses	321	7,361	(7,040)	-95.6%	19,789	(12,428)	-62.8%

Underwriting loss	$(2,076)	$(12,884)	$10,808	-83.9%	$(9,288)	$(3,596)	38.7%

Income (loss) before federal income taxes and minority interest	$784	$(9,374)	$10,158	-108.4%	$(3,706)	$(5,668)	152.9%

Loss ratio:
Accident year	58.2%	87.4%	-29.2%		85.3%	2.1%
Gerling Global commutation	0.0%	1.0%	-1.0%		0.0%	1.0%
Prior years	287.9%	32.3%	255.6%		-1.3%	33.6%

Calendar year	346.1%	120.7%	225.4%		84.0%	36.7%
Underwriting expense ratio	45.0%	27.5%	17.5%		30.1%	-2.6%
Combined ratio	391.1%	148.2%	242.9%		114.1%	34.1%
      2005 Compared to 2004. The direct premiums written for other insurance lines decreased during 2005 as we continued our exit from the workers’ compensation and health lines of business. As of June 30, 2005, all workers’ compensation and health policies had expired.
      Incurred loss and loss adjustment expenses decreased primarily as a result of the decrease in exposure associated with the reduced number of covered lives in our health line, and the number of policies in-force for workers’ compensation. The decreases in prior year loss and loss adjustment expenses incurred were primarily the result of the stabilization of workers’ compensation reserves. Workers’ compensation is a long-tailed line of business, meaning that it may be several years from the date a claim is reported to us until the claim is ultimately settled. However, as claims age, the ultimate amount of exposure with regard to a claim often becomes more clear. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. There remain approximately 585 open workers’ compensation claims at December 31, 2005, down from 1,107 at December 31, 2004. We believe that the reserve for unpaid loss and loss adjustment expenses as of December 31, 2005 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.
      The decrease in underwriting expenses is primarily the result of a decrease in corporate and shared services salary, employee benefit and other costs allocated to the other insurance lines segment as a result of the decreased premium volume.
      2004 Compared to 2003. The direct premiums written for other insurance lines decreased during 2004 as we continued our exit from the workers’ compensation and health lines of business.

      The decreases in net premiums written were relatively consistent with the decreases in direct premiums written. Net premiums earned, however, did not decrease as much as direct and net premiums written, as premiums associated with workers’ compensation policies written in 2003 continued to be earned in 2004.
      Incurred loss and loss adjustment expenses decreased primarily as a result of the decrease in exposure associated with the reduced number of covered lives in our health line, and the number of policies in-force for workers’ compensation.
      The decrease in underwriting expenses was primarily the result of reduced salary and employee benefit costs as a result of the departure of the other insurance management team in the last nine months of 2003, as well as a decrease in corporate and shared services salary, employee benefit and other costs allocated to the other insurance lines segment as a result of the decreased premium volume.
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
      APCapital’s only material assets are the capital stock of American Physicians and its other subsidiaries, cash obtained from the proceeds from its junior subordinated deferrable interest debentures, or debentures, issued in 2003, and dividends from its subsidiaries. APCapital’s ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. In 2005, American Physicians paid cash dividends of $17.3 million to APCapital. The amount of dividends that APCapital’s insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding net realized gains (losses) on the sale of investments, or 10% of statutory surplus as of the preceding year end. Accordingly, as of January 1, 2006, approximately $26.1 million could be paid by the APCapital’s insurance subsidiaries without prior regulatory approval.
      APCapital’s primary uses of cash, on both a short and long-term bases include periodic interest payments, operating expenses, the repurchase of its outstanding common shares and the repayment of the debentures. APCapital’s cash and cash equivalent resources totaled approximately $5.3 million at December 31, 2005.
      At December 31, 2005, we had no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations.
      As of September 17, 2004, American Physicians entered into a stock purchase agreement with various shareholders of Physicians Insurance Company of Wisconsin, Inc., or PICW, to acquire a substantial minority interest in PICW. The stock purchase agreement, as amended in November 2004, stated that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. On August 31, 2005, American Physicians terminated the stock purchase agreement. Concurrently with the termination, American Physicians withdrew its Form A application pending before the Office of the Commissioner of Insurance of Wisconsin (“OCI”) to acquire the interest in PICW.
      However, following the termination of the stock purchase agreement, American Physicians purchased from some of the same shareholders a total of 1,942 shares of PICW common stock, representing 9.9% of PICW’s outstanding shares of common stock. The purchase price was $3,800 per share, or approximately $7.4 million. In addition, approximately $200,000 of costs incurred in connection with the acquisition were capitalized, bringing the total cost of the investment to $7.6 million. The purchase of the 1,942 shares was disputed by the OCI and PICW.
      On December 21, 2005, ProAssurance Corporation filed a plan to acquire all the outstanding shares of the common stock of PICW. The OCI thereafter entered a stay of proceeding relating to American Physicians’

acquisition of 1,942 shares until the ProAssurance Corporation transaction is either approved or disapproved, and until the conclusion of a reasonable time period for closing that transaction.
      From time to time, the Board of Directors authorizes the Company to purchase shares of its outstanding common stock. On November 2, 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares. This resulted in an authorization to repurchase an additional 425,000 shares, bringing the total number of shares authorized to be repurchased under publicly announced plans to 4,040,439.
      In 2005, we repurchased 433,500 shares at a cost of $17.1 million, bringing the total number of shares purchased pursuant to these plans to 3,630,570, at a total cost of $77.4 million, or an average price per share of $21.33. In 2004, we did not repurchase any shares pursuant to this plan. Our repurchase of shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of December 31, 2005, there are approximately 410,000 shares of the November 2, 2005 stock repurchase program remaining to be purchased. We continually evaluate the benefits of repurchasing our shares.
      Our net cash flow provided by operations was approximately $39.0 million for the year ended December 31, 2005, compared to $42.1 million provided by operations in 2004 and $9.5 million in 2003. Cash generated by operations principally consists of premiums received, net of reinsurance, in excess of net paid loss and loss adjustment expenses as shown in the table below.

	Year Ended December 31,

	2005	2004	2003

Premiums received, net of reinsurance	$165,391	$190,882	$230,933
Net paid loss and loss adjustment expenses	(136,798)	(160,594)	(220,121)

Net premiums received in excess of loss payments	$28,593	$30,288	$10,812

      Additional cash was provided in 2005 and 2004 by investment returns and reduced expenses.
      At December 31, 2005, the Company had $273.0 million of cash and cash equivalents, and approximately $224.1 million of available-for-sale fixed-income securities to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of December 31, 2005, we had approximately $25.5 million, $94.3 million and $35.4 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $190.5 million of mortgage-backed securities that provide periodic principal repayments. Subsequent to December 31, 2005, we have purchased approximately $89.3 million of tax-exempt municipal bonds and $16.0 million of government agency fixed-income securities. We anticipate that over the next three to six months, we will deploy more of our cash resources to various other securities, including tax-exempt municipals, investment-grade corporate bonds and mortgage-backed securities. See Note 4 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed-income securities.
      Based on historical trends, market conditions and our current business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short and long-term liquidity needs. However, economic, market and regulatory conditions may change, and there can be no assurance that our funds will be sufficient to meet these liquidity needs.
Financial Condition
      In evaluating our financial condition, two factors are the most critical. First, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our current A.M. Best rating, and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus
      Our statutory capital and surplus, which we refer to collectively as surplus, at December 31, 2005 was approximately $240.1 million. This results in a net premiums written to surplus ratio of .64:1 based on $153.7 million of net premiums written, which excludes PIC — FL surplus and net premiums written, as required by statutory reporting. Statutory surplus at December 31, 2004 was approximately $210.9 million, and our net premiums written to surplus ratio was .87:1. The Company’s Risk Based Capital and IRIS Ratios considered by regulators are more discussed under “Item 1. Business — Insurance Regulatory Matters.” Such cross referenced information is incorporated herein by reference.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      The following table shows reported claim counts, open claim counts, the average net case reserve per open claim, and the average claim payment on claims that were closed with a payment for our medical professional liability segment at or for the years ended December 31, 2005, 2004 and 2003.

			Average
			Net Case	Average Paid
	Number	Number	Reserve	Claim per
At or For the Year Ended	of Reported	of Open	Per Open	Claim Closed
December 31,	Claims	Claims	Claim	With Payment

2005	1,513	2,991	$122,413	$75,898
2004	1,786	3,342	117,010	59,258
2003	2,657	4,447	87,656	66,279
      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the year ended December 31, 2005 was as follows:

	Medical	Other
	Professional	Insurance	All
	Liability	Lines	Segments

	(In thousands)
Balance, December 31, 2004	$634,304	$59,326	$693,630
Less, reinsurance recoverables	97,949	3,842	101,791

Net reserves, December 31, 2004	536,355	55,484	591,839
Incurred related to
Current year	131,081	415	131,496
Prior years	(6,425)	2,053	(4,372)

	124,656	2,468	127,124

Paid related to
Current year	3,394	1,660	5,054
Prior years	110,936	20,808	131,744

	114,330	22,468	136,798

Net reserves, December 31, 2005	546,681	35,484	582,165
Plus, reinsurance recoverables	105,047	2,645	107,692

Balance, December 31, 2005	$651,728	$38,129	$689,857

Development as a % of December 31, 2004 net reserves	-1.2%	3.7%	-0.7%

      Activity in the liability for unpaid loss and loss adjustment expenses by insurance segment for the years ended December 31, 2004 and 2003 is included in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this report. Such cross-referenced information is incorporated herein by reference.

      The favorable development reflected for the medical professional liability segment is the result of positive trends in both the frequency and severity of reported and paid losses related primarily to the 2004 and 2003 accident years, especially in our Ohio and Michigan markets. These positive trends are the result of the more stringent underwriting standards we have put in place over the last few years, and our efforts to discontinue writing higher-risk specialties and in higher-risk geographic markets. Although these underwriting changes have taken place over the last few years, management has been cautiously optimistic in reflecting their impact in our actuarial analyses of the original reserve estimates at December 31, 2004 and 2003. However, more recent data suggests that the changes in our underwriting practices have reduced both the number of reported claims and the severity of paid claims, which has caused us to revise our original reserve estimates downward for the 2004 and 2003 accident years.
      The unfavorable development associated with prior accident years in the other insurance lines is primarily related to the workers’ compensation line of business. Prior year development, both favorable and unfavorable, is relatively common for lines that are in run-off, as the actual loss patterns that emerge as claims are run off often differ from what the historical data would predict. This occurs because claims that are settled as the line runs off are often less severe in nature than those that remain open. In addition, as the number of open claims diminishes, the predictive nature of actuarial models becomes less precise because of their reliance, in part, on historical averages of claims and payment statistics. While the run off of our workers’ compensation claims continues to add an element of variability to the already inherently variable process of reserve estimation, we believe that in the second half of 2005, our workers’ compensation reserves began to stabilize. Accordingly, while prior year development will continue to occur as we run this line off, we do not anticipate that such development will be as significant as that noted during 2005 and 2004.
      The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1995 through 2004. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

      The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process.

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$334,264	$346,455	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026	$574,647	$591,839	$582,165
Cumulative net paid as of:
End of year	47,113	69,750	86,703	85,290	95,471	124,479	161,770	181,658	142,633	131,744
Two years later	89,260	134,184	152,656	146,497	182,541	236,653	293,852	295,350	260,555
Three Years later	122,734	181,144	188,665	198,774	251,448	322,226	367,289	381,057
Four years later	148,000	205,824	215,426	231,748	292,766	363,871	420,662
Five Years later	158,041	219,944	232,323	251,810	312,968	390,450
Six years later	165,250	227,840	243,012	262,260	326,266
Seven Years later	170,750	234,429	248,282	271,563
Eight years later	175,597	238,387	251,623
Nine Years later	178,206	241,369
Ten Years later	180,147
Re-estimated Net Liability as of:
End of year	273,025	324,233	327,542	350,114	383,004	435,069	511,185	585,469	580,832	587,468
Two years later	259,103	302,696	314,613	334,827	373,400	449,871	538,980	590,665	584,111
Three Years later	238,572	291,406	290,490	313,248	374,729	458,846	540,239	592,617
Four years later	221,226	267,788	273,982	303,540	366,818	456,519	541,887
Five Years later	196,949	258,838	268,754	296,834	359,753	455,208
Six years later	192,521	254,272	266,546	291,144	359,400
Seven Years later	189,708	251,718	263,160	292,253
Eight years later	188,400	249,707	262,650
Nine Years later	186,948	249,218
Ten Years later	186,616
Net cumulative (deficiency) redundancy	147,648	97,237	90,186	79,729	34,182	(41,254)	(36,332)	(50,591)	(9,464)	4,371
Gross liability — end of year	359,330	392,626	407,746	422,987	457,072	483,273	597,046	637,494	673,605	693,630	689,857
Reinsurance Recoverables	25,066	46,171	54,910	51,005	63,490	69,319	91,491	95,468	98,958	101,791	107,692

Net Liability — end of year	334,264	346,455	352,836	371,982	393,582	413,954	505,555	542,026	574,647	591,839	582,165

Gross re-estimated liability — latest	193,584	296,202	321,543	373,905	440,261	538,207	638,761	696,578	691,971	691,019
Re-estimated reinsurance recoverables — latest	6,968	46,984	58,893	81,652	80,861	82,999	96,874	103,961	107,860	103,551

Net re-estimated liability — latest	186,616	249,218	262,650	292,253	359,400	455,208	541,887	592,617	584,111	587,468

Gross cumulative (deficiency) redundancy	165,746	96,424	86,203	49,082	16,811	(54,934)	(41,715)	(59,084)	(18,366)	2,611

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

Net cumulative (deficiency) redundancy (excluding Gerling commutation)	147,648	97,237	90,186	79,729	34,207	(41,080)	(35,602)	(47,902)	(5,053)	4,371
During 2005, the company realized $4.4 million of favorable development on reserves established as of December 31, 2004. The favorable development was the result of $6.4 million favorable development in

Professional Liability offset with $2.0 million adverse development in Other Lines. The favorable development in Professional Liability was the result of fewer than expected reported claims and lower indemnity claim costs on the 2003 and 2004 accident years, particularly in the Ohio and Michigan markets. The adverse development in Other lines arose primarily from workers compensation in the first half of 2005, partially offset by favorable development in the company’s accident and health business.
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
Reserve Ranges
      In an effort to better explain the inherent uncertainty in our net loss and LAE reserves, we have developed a reasonable range of estimates around the net carried reserves. Our ranges in the table below were primarily established by reviewing the various actuarial methods, discussed under “— Critical Accounting Policies,” used to estimate net loss and LAE reserves.

	Net Loss and LAE Reserves

	Low End	Recorded	High End
	of Range	Reserves	of Range

	(In thousands)
Medical Professional Liability	$501,747	$546,681	$588,316
Other Insurance Lines	31,054	35,484	38,907

Total	$532,801	$582,165	$627,223

      There are several limitations to interpreting reserve ranges which apply in this situation. The totals in the above table do not necessarily have the same probabilities as the individual ranges by segment as the segments themselves may not be independent. For example, if workers compensation medical loss costs increase at a rate greater than expected, professional liability loss costs, of which a component is the cost of medical care, may also increase. There are also macroeconomic effects that may cause professional liability loss costs to increase at a more rapid rate due to the prospect of tort reform, which likely will have little or no impact on workers’ compensation loss costs. Other macroeconomic effects which may have differing effects by segment include, but are not limited to, changes in the litigiousness of jurisdictions in which we write business, changes in unemployment rates by geographic location, the influence of legislative actions, and changes in political philosophy. As a result of these factors, as well as other unknown factors, there can be no assurance that reserves will develop within these ranges.
      The likelihood of reserves emerging differently than the carried reserves diminish as you approach the low and high end of the ranges. However it is meaningful to note the potential variability in the Company’s net income before the effect of income taxes if reserves develop to either the low or high end. The following table shows the effects on pre-tax net income if the carried reserves as of December 31, 2005 actually prove to be at the low or high end of the range:

Increase
(Decrease) in
Pre-Tax Income

(In thousands)
Low end of range	$49,364
High end of range	$(45,058)
      Due to the long-tailed nature of the medical professional liability and workers’ compensation lines of insurance, changes in the actuarially projected ultimate loss severity can have an even greater impact on the balance of recorded reserves than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses related to our medical professional liability and workers’ compensa-

tion lines of business are adequate based on our open and reported claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Other Significant Balance Sheet Items
      Premiums receivable decreased $3.9 million, or 7.1%, to $50.7 million at December 31, 2005. This decrease is relatively consistent with the 9.6% decrease in medical professional liability direct premiums written.
      Reinsurance recoverables increased $6.1 million, or 5.9%, to $109.4 million at December 31, 2005. Reinsurance recoverables, on a GAAP basis, represent reserves for unpaid losses and loss adjustment expenses ceded under the various reinsurance treaties we have in place, as well as receivables from reinsurers for loss payments we have made and are entitled to recover under the terms of the treaties. This increase is related to an increase in ceded IBNR as actuarial projections indicate an increase in the number and severity of losses above our retention levels under past and current reinsurance treaties.
      Unearned premiums decreased $7.9 million, or 8.8%, to $82.1 million at December 31, 2005. The decrease is relatively consistent with the 9.6% decrease in medical professional liability direct premiums written from 2004 to 2005, as would be expected.
      Accrued expenses and other liabilities at December 31, 2005 were $41.8 million, a decrease of $9.1 million compared to December 31, 2004. This decrease was primarily attributable to a decrease in the amount payable related to pending security transactions, which was $9.5 million at December 31, 2004 compared to $17,000 at December 31, 2005.
      Shareholders’ equity at December 31, 2005 was $261.2 million, an increase of $59.1 million, from $202.1 million at December 31, 2004. Retained earnings increased $72.4 million as a result of the net income recorded for the year ended December 31, 2005, which included the reversal of the deferred tax valuation allowance. This increase was offset by a decrease of $12.5 million in additional paid-in-capital related primarily to the purchase and retirement of the Company’s common stock. The Company’s book value per common share outstanding at December 31, 2005 was $31.35 per share, based on 8,333,417 shares outstanding, compared to $23.31 per common share outstanding at December 31, 2004. Total shares outstanding at December 31, 2004 were 8,671,984.
Off-Balance Sheet Arrangements
      In May 2003, we formed two subsidiary statutory trusts for the purpose of issuing mandatorily redeemable trust preferred securities, referred to as “trust preferred securities”. The proceeds from the trust preferred securities that were issued were used by the trusts to purchase debentures issued by APCapital, which are shown as long-term debt in the Consolidated Balance Sheets included elsewhere in this report. APCapital used the amounts borrowed pursuant to these debentures to increase its available capital and has subsequently contributed substantially all of the proceeds to American Physicians to increase its statutory surplus. The debentures and the trust preferred securities have terms and maturities that mirror each other. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts. APCapital has guaranteed that amounts paid to the trusts related to the debentures, will subsequently be remitted to the holders of the trust preferred securities. In accordance with the nature of the transactions, the amounts guaranteed by APCapital, are also recorded as liabilities in the Consolidated Financial Statements, as they represent obligations to the trusts, which are in turn obligated to the holders of the trust preferred securities. The obligations are more fully described in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report, which description is incorportated herein by reference.

Contractual Obligations
      We are contractually obligated in accordance with various loan or borrowing agreements and operating leases. The following table shows the nature and the timing of our contractual obligations as of December 31, 2005:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Reserves for unpaid loss and loss adjustment expenses(1)	$689,857	$204,729	$295,152	$134,293	$55,683
Operating leases	5,937	1,092	1,536	1,426	1,883
Long-term debt(2)	30,928	—	—	—	30,928

Total	$726,722	$205,821	$296,688	$135,719	$88,494

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash outflow is uncertain.

(2)	The long-term debt is more fully described in Note 8 of the Notes to Consolidated Financial Statements.
Effects of New Accounting Pronouncements
      See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition. Such cross-referenced information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
General
      Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed-income securities, which are interest-sensitive assets. Accordingly, our primary market risk is exposure to changes in interest rates.
      As of December 31, 2005, the majority of our investment portfolio was invested in fixed-income securities. The fixed-income securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
Qualitative Information About Market Risk
      Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.
      In addition, our fixed-income security portfolio is also subject to a degree of credit risk. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. At December 31, 2005, all of our fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.4 million of private placement issues, which constitutes 2.4% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.
      Equity securities are carried at quoted market values. The fair value of publicly traded fixed-income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on independent third party pricing sources that use valuation models. The valuation models used by the independent third party pricing sources use indicative information such as ratings, industry, coupon, and maturity along with publicly traded bond prices to determine security specific spreads, and the ultimate fair value of the non-publicly traded fixed-income securities. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.
      Our held-to-maturity portfolio includes approximately $190.5 million of mortgage-backed securities. Because the held-to-maturity mortgage-backed securities are not carried at estimated fair value, changes in interest rates do not affect the carrying amount of these securities. However, principal receipts as a result of prepayments may affect our cash flows, as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.
      We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Our policy for recording OTTI write-downs is more fully discussed in “Item 7 — Management’s Discussion and Analysis — Critical Accounting Policies, Investments.” The cross-referenced information is included herein by reference.
Quantitative Information About Market Risk
      At December 31, 2005, our available-for-sale fixed-income security portfolio was valued at $224.1 million and had an average modified duration of 2.27 years, compared to a portfolio valued at $657.7 million with an average modified duration of 2.77 years at December 31, 2004. The significant decrease in available-for-sale securities was the result of the transfer of securities having a fair value of approximately $398.3 million on May 1, 2005, the date of transfer. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at December 31, 2005 and December 31, 2004. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	December 31, 2005			December 31, 2004

	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration

	(Dollars in thousands)			(Dollars in thousands)
+2%	$215,014	$(9,087)	1.89	$612,330	$(45,376)	4.58
+1%	219,173	(4,928)	2.16	639,822	(17,884)	3.63
0	224,101		2.27	657,706		2.77
-1%	228,991	4,890	2.36	665,172	7,466	1.89
-2%	234,917	10,816	2.50	677,559	19,853	1.97

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan
      We have audited the accompanying consolidated balance sheet of American Physicians Capital, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion thereon.
BDO Seidman LLP
Grand Rapids, Michigan
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders:
      In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, statements of shareholders’ equity and comprehensive income and of cash flows for each of two years in the period ended December 31, 2004 (appearing in American Physicians Capital, Inc.’s 2005 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 15 (a)(1) and (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2005

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,

	2005	2004

	(In thousands,
	except share data)
ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$224,101	$657,706
Held-to-maturity, at amortized cost	345,702	—
Equity securities available-for-sale, at fair value	208	1,163
Other investments	11,360	8,293

Total investments	581,371	667,162
Cash and cash equivalents	272,988	190,936
Premiums receivable	50,729	54,614
Reinsurance recoverable	109,368	103,312
Federal income taxes recoverable	—	1,569
Deferred federal income taxes	44,039	—
Property and equipment, net	11,157	12,181
Other assets	39,676	40,125

Total assets	$1,109,328	$1,069,899

LIABILITIES
Unpaid losses and loss adjustment expenses	$689,857	$693,630
Unearned premiums	82,098	90,040
Long-term debt	30,928	30,928
Federal income taxes payable	762	—
Accrued expenses and other liabilities	41,830	50,977

Total liabilities	845,475	865,575
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary	2,641	2,200
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized:
8,333,417 and 8,671,984 shares outstanding at December 31, 2005 and 2004, respectively	—	—
Additional paid-in-capital	74,444	86,956
Retained earnings	179,748	107,382
Unearned stock compensation	(84)	(368)
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	7,104	8,154

Total shareholders’ equity	261,212	202,124

Total liabilities and shareholders’ equity	$1,109,328	$1,069,899

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004, and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues and Other Income
Net premiums written	$157,382	$186,431	$224,647
Change in unearned premiums	6,901	14,148	(57)

Net premiums earned	164,283	200,579	224,590
Investment income	45,163	47,373	43,294
Net realized gains	2,033	1,551	2,403
Other income	1,387	1,177	1,104

Total revenues and other income	212,866	250,680	271,391
Expenses
Losses and loss adjustment expenses	127,124	177,786	252,742
Underwriting expenses	33,080	42,681	51,104
Investment expenses	1,411	2,460	2,940
Interest expense	2,337	1,714	1,370
Amortization expense	806	1,096	389
General and administrative expenses	2,704	3,918	2,921
Other expenses	537	1,275	808

Total expenses	167,999	230,930	312,274

Income (loss) before income taxes and minority interest	44,867	19,750	(40,883)
Federal income tax (benefit) expense	(27,952)	(290)	36,296

Income (loss) before minority interest	72,819	20,040	(77,179)
Minority interest in net (income) loss of consolidated subsidiary	(453)	(10)	348

Net income (loss)	$72,366	$20,030	$(76,831)

Earnings Per Share:
Net income (loss)
Basic	$8.48	$2.37	$(9.02)
Diluted	$8.29	$2.30	$(9.02)
Weighted Average Shares Outstanding:
Basic	8,538	8,455	8,520
Diluted	8,729	8,721	8,520
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003

					Accumulated
		Additional		Unearned	Other
	Shares	Paid-In	Retained	Stock	Comprehensive
	Outstanding	Capital	Earnings	Compensation	Income	Total

	(In thousands, except share data)
Balance, December 31, 2002	8,695,492	92,148	164,183	(678)	24,636	280,289
Comprehensive loss
Net loss			(76,831)			(76,831)
Unrealized appreciation on investment securities, net of taxes of $2,678					4,971	4,971

Total comprehensive loss, net of taxes						(71,860)
Options exercised	25,800	440				440
Amortization of unearned stock compensation, net of tax				300		300
Incremental tax benefit of vested restricted stock and exercised stock options		261				261
Purchase and retirement of common stock	(272,800)	(7,676)				(7,676)
Forfeiture of unearned stock compensation	(2,685)	(36)		90		54

Balance, December 31, 2003	8,445,807	85,137	87,352	(288)	29,607	201,808
Comprehensive loss
Net income			20,030			20,030
Unrealized depreciation on investment securities, net of taxes of $7,512					(13,952)	(13,952)
Minority interest in unrealized depreciation on investment securities					11	11
Change in deferred tax valuation allowance					(7,512)	(7,512)

Total comprehensive loss, net of taxes						(1,423)
Options exercised	365,264	6,788				6,788
Amortization of unearned stock compensation, net of tax				262		262
Incremental tax benefit of vested restricted stock and exercised stock options		1,775				1,775
Restricted stock grants and unearned stock compensation	30,000	516		(335)		181
Unrestricted stock grants	1,000	27				27
Shares repurchased in connection with option exercise	(166,017)	(5,454)				(5,454)
Forfeiture of unearned stock compensation	(4,070)	(58)		21		(37)
Change in deferred tax valuation allowance		(1,775)		(28)		(1,803)

Balance, December 31, 2004	8,671,984	$86,956	$107,382	$(368)	$8,154	$202,124
Comprehensive income
Net income			72,366			72,366
Unrealized depreciation on available-for-sale investment securities, net of taxes of $4,260					(7,910)	(7,910)
Amortization of unrealized appreciation on held-to-maturity investment securities, net of taxes of $357					(664)	(664)
Minority interest in unrealized depreciation on investment securities					12	12
Change in deferred tax valuation allowance					7,512	7,512

Total comprehensive income, net of taxes						71,316
Options exercised	97,536	1,719				1,719
Amortization of unearned stock compensation, net of tax				241		241
Incremental tax benefit of vested restricted stock and exercised stock options		1,095				1,095
Purchase and retirement of common stock	(433,500)	(17,057)				(17,057)
Forfeiture of unearned stock compensation	(2,603)	(44)		15		(29)
Change in deferred tax valuation allowance		1,775		28		1,803

Balance, December 31, 2005	8,333,417	$74,444	$179,748	$(84)	$7,104	$261,212

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004, and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$72,366	$20,030	$(76,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,259	8,306	7,058
Net realized gains	(2,033)	(1,551)	(2,403)
Loss on equity method investees	100	342	1,775
Change in fair value of derivatives	1,095	338	(432)
Deferred federal income taxes	(30,246)	—	39,865
Minority interest in net income (loss) of consolidated subsidiary	453	10	(348)
Federal income taxes recoverable/payable	1,569	(2,371)	(134)
Changes in:
Premiums receivable	3,885	10,748	(2,831)
Reinsurance recoverable	(6,056)	340	(5,524)
Unpaid losses and loss adjustment expenses	(3,773)	20,025	36,111
Unearned premiums	(7,942)	(13,766)	386
Accrued expenses and other liabilities	325	(3,210)	13,550
Other assets	3,198	2,871	(730)

Net cash provided by operating activities	38,200	42,112	9,512
Cash flows from investing activities
Purchases
Available-for-sale — fixed maturities	(22,046)	(267,853)	(254,421)
Held-to-maturity — fixed maturities	(112,912)	—	—
Available-for-sale — equity securities	(606)	(50,034)	(19,030)
Other investments	(7,579)	—	(1,407)
Physicians Insurance Company, net of cash acquired	—	—	2,550
Intangible assets	—	—	(1,800)
Property and equipment	(1,089)	(1,120)	(4,111)
Sales and maturities
Available-for-sale — fixed maturities	144,591	285,019	187,629
Held-to-maturity — fixed maturities	62,014	—	—
Available-for-sale — equity securities	1,531	55,928	9,700
Other investments	3,536	19,519	4
Property and equipment	32	35	8
Cash from miscellaneous sources	2,707	—	—
Pending securities transactions	(12,846)	8,143	(680)

Net cash provided by (used in) investing activities	57,333	49,637	(81,558)
Cash flows from financing activities
Principal payment on note payable	—	(6,000)	(1,000)
Common stock repurchased	(17,057)	—	(7,676)
Federal income tax effect of share based awards	1,095	1,775	261
Debt issue costs	—	—	(906)
Issuance of long-term debt	—	—	30,928
Proceeds from stock options exercised	1,719	1,334	440
Other	—	27	225

Net cash (used in) provided by financing activities	(14,243)	(2,864)	22,272
Net increase (decrease) in cash and cash equivalents	81,290	88,885	(49,774)
Cash and cash equivalents, beginning of period	190,936	102,051	151,825

Cash and cash equivalents, end of period	$272,988	$190,936	$102,051

Supplemental disclosures of cash flow information
Federal income taxes of $(1,132,000), $308,000, and $(3,752,000), net, were (received) paid during 2005, 2004 and 2003, respectively.
Interest payments of $2,200,000, $1,672,000, and $822,000 were made during 2005, 2004 and 2003, respectively.
In 2003, the Company purchased 49% of the outstanding common stock of Physicians Insurance Company for $2,450,000.
Cash acquired in connection with the purchase was $5,000,000.
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Consolidation and Reporting
      The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APSpecialty”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective January 24, 2005, APCapital’s wholly owned subsidiaries, APConsulting LLC and APDirect Sales, LLC, were dissolved. In addition, the accounts of Physicians Insurance Company, a Florida domiciled insurance company (“PIC-FL”), have been consolidated in the accompanying Consolidated Financial Statements. See “Minority Interests” near the end of Note 1 for further information regarding PIC-FL and its related accounting treatment in the accompanying Consolidated Financial Statements. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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
      The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, estimated fair value of investments, income taxes, reinsurance, the reserve for extended reporting period claims and the recoverability of deferred policy acquisition costs. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.

Nature of Business
      The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. In addition, the Company has historically provided workers’ compensation and health insurance; however, in 2003 the Company initiated plans to exit these lines. These lines are now included in the other insurance lines segment. Medical professional liability and other insurance direct premiums written accounted for approximately 98.9% and 1.1%, respectively, of the Company’s total direct premiums written in 2005.
      Medical professional liability coverage is written on both a claims-made and an occurrence basis. Claims-made policies cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. For each of the years in the three year period ended December 31, 2005, approximately 66.2%, 67.7% and 69.1% of the Company’s medical professional liability direct premiums written represented claims-made policies, with the remainder representing occurrence-based policies.
      The Company writes business throughout the United States of America, with an emphasis on markets in the Midwest, specifically the states of Illinois, Kentucky, Michigan and Ohio, as well as the state of New Mexico. These five states accounted for 93.4%, 91.4% and 90.2% of the Company’s total medical professional liability direct premiums written during the years ended December 31, 2005, 2004 and 2003, respectively.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Investments

Fixed Income and Equity Investment Securities
      On a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. In 2005, the Company concluded that it had both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, the Company transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of the Company’s fixed-income security portfolio, as well as its equity securities held for investment, remain in the available-for sale category.
      The Company accounted for the transfer of these fixed-income securities from the available-for-sale to the held-to-maturity category at the estimated fair value of the securities at the date of transfer. Any unrealized gains or losses, net of taxes, at the date of transfer continue to be reported as a component of accumulated other comprehensive income, and in effect will be amortized over the remaining life of the security through other comprehensive income. The original premium or discount will continue to be amortized as an adjustment to yield as a component of investment income.
      Available-for-sale fixed income and equity securities are carried at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized appreciation or depreciation, net of any related tax effects, in other comprehensive income.
      Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions. Pre-payment speed assumptions are updated at least annually and are based on the average of assumptions obtained from ten leading brokerage firms. Interest income is recognized when earned. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.
      Equity securities are carried at market values, determined by management and based on the securities’ estimated liquidation value. Fair values of fixed income securities are determined on the basis of dealer or market quotations, or comparable securities on which quotations are available.
      The Company’s investments are evaluated for other than temporary impairment (“OTTI”) using both quantitative and qualitative methods that include, but are not limited to (a) an evaluation of the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (b) the recoverability of principal and interest related to the security, (c) the duration and extent to which the fair value has been less than cost for equity securities, or amortized cost for fixed-income securities, (d) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions, and (e) the specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity. A decline in the market value of an available-for-sale or held-to-maturity security below its cost or amortized cost that is deemed to be other than temporary results in a reduction in the carrying amount of that security to fair value.
      Write-downs for OTTI are recorded as realized losses in the period the security is considered impaired. The Company does not record realized gains for subsequent recoveries in the market value of an impaired security until the security is sold or otherwise disposed of. However, in periods subsequent to the recognition of

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
an OTTI on a fixed income security, the security is accounted for as if the security had been purchased on the measurement date of the OTTI. That is, the security, based on the new cost basis, will be amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows.

Other Investments
      Other investments on the accompanying Consolidated Balance Sheets consists of investment real estate, investment real estate limited partnerships and non-marketable equity securities. Investment real estate is carried at the lesser of historical cost, less accumulated depreciation or at estimated fair market value based on recent sales or offers for similar properties. Real estate limited partnerships are accounted for using the equity method. Non-marketable equity securities, which include our investment in Physicians Insurance Company of Wisconsin, Inc. (“PICW”), are carried at cost. See Note 18 for additional information regarding the Company’s investment in PICW.

Derivative Financial Instruments
      During part of 2005, 2004 and 2003, the Company held interest-only certificates that the Company has determined contain an embedded derivative instrument as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These certificates paid a variable rate of interest that was inversely related to the London Interbank Offered Rate (“LIBOR”).
      These interest-only certificates were carried on the balance sheet at fair value as fixed-income securities. These certificates were not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, did not qualify for hedge accounting. In addition, the Company could not reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the interest-only certificates, based on quoted market prices, were recorded in current period earnings as investment income. During the years ended December 31, 2005 and 2004, the fair value of these securities decreased by $1,095,000 and $338,000, respectively. In 2003, the fair value of the securities increased by $432,000. These certificates were sold in 2005.

Cash and cash equivalents
      Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less.

Premiums written and receivable and related credit risk
      The Company offers quarterly and monthly payment plans for policies with an annual term. Accordingly, premiums receivable include $47.7 million at December 31, 2005 and $50.5 million at December 31, 2004 of premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois and New Mexico. Payment plans are designed so that credit risk associated with receivables is generally offset by the liability for unearned premiums. However, an allowance for doubtful accounts of approximately $75,000 and $205,000 at December 31, 2005 and 2004, respectively, has been established and is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

Deferred policy acquisition costs
      Deferred policy acquisition costs (“DAC”) (carried on the accompanying Consolidated Balance Sheets in other assets) include commissions, premium taxes and other costs incurred in and that vary with premium

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
generation. These costs are deferred and amortized over the period in which the related premiums are earned, typically one year. Future investment income has been considered in determining the recoverability of deferred costs.

Property, equipment and depreciation
      Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed for assets on a straight-line basis over the following estimated useful lives: building — 40 years, furniture — 10 years, and computer equipment and software — 5 years. Upon the sale or retirement of property and equipment, balances are removed from the respective accounts and any gain or loss on the disposal of the asset is included in income, as a realized gain or loss.

Unpaid losses and loss adjustment expense reserves
      Reserves for unpaid losses and loss adjustment expenses are estimated using the Company’s claim experience. These estimates are subject to the effects of trends in loss severity and frequency. When a claim is reported to the Company, a “case reserve” is established for the estimated amount of the ultimate claim payment, as well as the expected costs to be paid in connection with the defense or settlement of the claim. These estimates reflect an informed judgment based upon insurance reserving practices appropriate for the relevant type of insurance, and based on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically reviewed and adjusted as necessary as more information regarding a claim becomes available. Reserves for claims “incurred but not reported” provide for the future reporting of claims already incurred, and development on claims already reported. The reserve for claims incurred but not reported is actuarially estimated based on historical loss trends. With the exception of reserves associated with death, disability and retirement benefits provided under the Company’s claims-made policies (see below), the Company does not discount reserves to recognize the time value of money.
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

Reserve for death, disability and retirement benefits
      Claims-made policies provided by the Company include coverage for extended period reporting claims in the event of the death, disability or retirement (“DD&R”) of the insured. The reserve associated with this DD&R benefit is recognized during the term of the original claims-made policy and is based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of future premiums associated with this coverage. The amount of this reserve is $15.0 million and $14.0 million at December 31, 2005 and 2004, which includes a discount of approximately $5.7 million and $5.9 million at December 31, 2005 and 2004, respectively, related to the present value calculation. The reserve for DD&R benefits is included in unpaid loss and loss adjustment expenses in the accompanying Consolidated Balance Sheets. Changes in this reserve are charged or credited to income in the period in which the changes first become known.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Revenue recognition
      Insurance premium income is generally recognized on a daily pro rata basis over the respective terms of the policies in-force which is generally one year. Certain extended reporting endorsements, often referred to as tail coverage allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Tail coverage can modify the exposure period for a definite or indefinite period. Premiums associated with tail policies that provide coverage for a definite period are earned over the period additional coverage is provided using the daily pro rata method. Premiums for tail policies that provide additional coverage for an indefinite period are fully earned at the date of issuance. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

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
      The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2005 and 2004, the Company has established an allowance of $200,000 and $112,000, respectively, for amounts in dispute. See Note 9 for recoverable amounts from individually significant reinsurers.

Income taxes
      Income taxes are accounted for under the asset and liability method. Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      The Company assesses the likelihood that deferred tax assets will be realized based on the availability of future taxable income in the periods when the deferred tax assets are expected to be deducted in the Company’s tax return. If it is deemed that it is more likely than not that all, or a portion, of the Company’s deferred tax assets will not be realized, then a valuation allowance is established for the portion of the deferred tax assets that are deemed not likely to realized.
      In 2003, the Company decided that the negative evidence presented by the Company’s recent loss history outweighed the positive evidence regarding the availability of future taxable income. Accordingly, the Company established a full valuation allowance in 2003, which was recorded as federal income tax expense. In 2004, changes in the valuation allowance were allocated to federal income tax expense (which is included as a component of net income), components of comprehensive income, or other components of shareholders’ equity, depending on the nature of the temporary differences that created the change in the valuation allowance. In 2005, after several consecutive quarters of reporting a pre-tax profit, the Company determined that a valuation allowance was no longer necessary and accordingly, reversed the entire deferred tax asset

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
valuation allowance in the second quarter. The reversal of the entire valuation allowance was credited to federal income tax benefit, with the exception of the valuation allowance associated with certain deferred tax assets relating to stock-based compensation. The reversal of the valuation allowance pertaining to this “incremental tax benefit” of stock-based compensation was credited directly to additional paid-in-capital and did not affect net income for these periods.
      Concurrent with the initial reversal of the valuation allowance, which resulted in a credit to federal income tax benefit, the Company decreased the federal income tax benefit for the effect of changes in the valuation allowance related to unrealized depreciation on the Company’s available-for-sale investment securities that were lodged in accumulated other comprehensive income. See Note 10 for additional information regarding income taxes, the deferred tax valuation allowance, and the related accounting treatment.
      The Company records any “windfall” tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Stock-based compensation
      Until the Company adopts SFAS No. 123R: “Share-Based Payment,” effective January 1, 2006, it will continue to use the intrinsic value-based method to account for all stock-based employee compensation plans and has adopted the disclosure alternative of SFAS No. 123: “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148: “Accounting for Stock-Based Compensation — Transition and Disclosure.” In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the pro forma effects on operating results as if the Company had elected the fair value approach to account for its stock-based employee compensation plans. The anticipated effect of the adoption of SFAS No. 123R is more fully described in Note 2. The Company’s policy regarding stock options is to issue options with an exercise price equal to the quoted market price on the date of grant. Accordingly, no compensation expense has been recognized for options granted in 2005, 2004, and 2003. The Company, however, does recognize compensation expense related to restricted stock grants, equal to the quoted market price as of the date of grant, as there is no consideration due from employees for these awards at the date they vest. This expense is recognized on a straight-line basis over the period of vesting, with future compensation expense, net of deferred taxes, reflected as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
      Had compensation expense been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been impacted as follows for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss), as reported	$72,366	$20,030	$(76,831)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	227	260	367
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(563)	(921)	(1,455)

Pro forma net income (loss)	$72,030	$19,369	$(77,919)

Basic net income (loss) per share
As reported	$8.48	$2.37	$(9.02)
Pro forma	$8.44	$2.29	$(9.15)
Diluted net income (loss) per share(1)
As reported	$8.29	$2.30	$(9.02)
Pro forma	$8.25	$2.22	$(9.15)
Basic Weighted Average Shares	8,538	8,455	8,520
Diluted Weighted Average Shares(1)	8,729	8,721	8,520

(1)	As the Company was in a net loss position for the year ended December 31, 2003, no effect of options or other stock awards was calculated as the impact would be anti-dilutive.
      See Note 16 for further information regarding the Company’s stock-based compensation plans and the methods and assumptions used to value employee stock-based awards.
      In management’s opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions. In addition, such pro forma disclosures may not be representative of future compensation costs as options may vest over several years and additional grants may be made.

Minority interests
      Minority interests on the accompanying Consolidated Balance Sheets and Income Statements represents the 51% ownership interest of other investors in PIC-FL. PIC-FL is included in the Company’s Consolidated Financial Statements as it has been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, has been determined to be the primary beneficiary in accordance with the guidance given in FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.”
      The Company’s investment in PIC-FL was made in conjunction with its decision to exit the Florida medical professional liability market. The intent was for PIC-FL to write as much medical professional liability insurance business as its capital and surplus levels would reasonably support, thereby limiting the Company’s exposure from its obligation under Florida State law to offer tail coverage to policyholders as we non-renewed their policies.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
      At December 31, 2005 and 2004, PIC-FL’s total assets were approximately $16.1 million and $12.9 million, respectively, and its net premiums earned were $3.3 million and $2.3 million, respectively, for the years then ended. The Company has no future obligations with respect to its investment in PIC-FL, nor do creditors of PIC-FL have any recourse to the general credit of the Company.
      On December 31, 2004, the Company consummated a transaction in which PIC-FL’s other investor assumed ownership of 100% of PIC-FL’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million interest-bearing note receivable. During 2005, monthly interest-only payments were made on the note. Principal payments on the note begin in January 2006 and continue every month for seven years thereafter. The note is collateralized by 100% of the outstanding common stock of PIC-FL. Because the note received in exchange for American Physicians ownership interest is secured by the common stock of PIC-FL, the exchange was deemed not to be a sale in accordance with GAAP, but was rather accounted for as a secured borrowing with pledge of collateral. Accordingly, the Company continues to consolidate PIC-FL in accordance with the original assessment made under FIN No. 46R.

Net income (loss) per share
      Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year. As the Company was in a net loss position for the year ended December 31, 2003, no effect of options or other stock awards was calculated as the impact would have been anti-dilutive (See Note 17).

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Effects of New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R eliminates the option of accounting for share-based payments using the intrinsic value method and making only pro forma disclosures of the impact on earnings of the cost of stock options and other share-based awards measured using a fair value approach. SFAS No. 123R will require that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period) which is usually equal to the vesting period. In accordance with the transitional guidance given in SFAS No. 123R, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements. SFAS No. 123R is effective starting January 1, 2006 for calendar-year public companies.
      Under the transitional guidance given in SFAS No. 123R, the Company may choose one of three transition methods. The Company intends to use the modified prospective transitional method upon adoption. Under the modified prospective method, there would be no compensation charge for vested awards that are outstanding on the effective date of SFAS No. 123R. Unvested awards that are outstanding on the effective date would be charged to expense over the remaining vesting period. In addition, SFAS No. 123R requires the Company to make an assumption regarding forfeitures. Historically, the Company has recorded forfeitures as they occur.

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
      The Company estimates that the adoption of SFAS No. 123R, effective January 1, 2006, will result in additional compensation expense, net of tax, of approximately $285,000, $104,000 and $30,000 in years 2006, 2007 and 2008, respectively. The Company currently does not anticipate any share-based payment charges in 2009 or beyond because it has no present intention of making additional share-based awards. Any “windfall tax benefit” the Company receives from employee option exercise will be credited to additional paid-in-capital in the year it is currently deductible in the Company’s consolidated tax return. In addition, SFAS No. 123R does not permit the creation or presentation of deferred compensation as a separate component of equity for unearned awards. SFAS No. 123R requires companies to eliminate such accounts upon adoption of SFAS No. 123R.
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
      In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005; however, the disclosure requirements are already in effect. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial condition.

3.	Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale investment securities arising during the period and the amortization of unrealized gains and losses on the Company’s held-to-maturity securities at the date of transfer to be included in other comprehensive income, net of tax. Adjustments must be made to other comprehensive income to avoid double counting in comprehensive income items that are included in net income that have also been included in other comprehensive income in that period or previous periods. Realized gains and losses, net of tax, related to the Company’s available-for-sale investment securities are included in net income of the period in which

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income (continued)
the securities are sold, as are other than temporary impairments for both available-for-sale and held-to-maturity securities in the period the impairment is recorded. These realized gains and losses, however, have also been included in other comprehensive income as unrealized appreciation or depreciation or amortization in either the current period or previous periods, and therefore must be deducted from other comprehensive income in the current period to avoid including them in comprehensive income twice. The amount of net realized gains related to the investment securities that must be deducted from other comprehensive income as a reclassification adjustment was $1.8 million, $4.6 million, and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The reclassification adjustments for 2005, 2004 and 2003 are net of taxes of $976,000, $2.5 million and $854,000, respectively.

4.	Investments
      The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at December 31, 2005 and 2004 was:

	2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$3,752	$55	$(19)	$3,788
States and political subdivisions	16,106	145		16,251
Corporate securities	197,926	6,028	(230)	203,724
Mortgage-backed securities	287	57	(6)	338

Total available-for-sale fixed-income securities	218,071	6,285	(255)	224,101
Equity securities	208	—	—	208

Total available-for-sale securities	$218,279	$6,285	$(255)	$224,309

	2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale
U.S. government obligations	$150,787	$1,020	$(242)	$151,565
States and political subdivisions	5,173	331	—	5,504
Corporate securities	342,046	20,185	(24)	362,207
Mortgage-backed securities	125,838	2,816	(300)	128,354
Other debt securities	9,767	309	—	10,076

Total available-for-sale fixed-income securities	633,611	24,661	(566)	657,706
Equity securities	1,079	84	—	1,163

Total available-for-sale securities	$634,690	$24,745	$(566)	$658,869

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments (continued)
      At December 31, 2004, unrealized gains and losses for available-for-sale securities include $340,000 and ($246,000), respectively, of gains and losses related to securities that contain an embedded derivative instrument. These securities were sold during 2005.
      In 2005, a portion of the Company’s fixed-income securities were transferred from the available-for-sale category to the held-to-maturity category. The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of December 31, 2005. The carrying value at December 31, 2005 includes approximately $4.9 million of unrealized gains, which are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive income.

	2005

		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value

	(In thousands)
Held-to-maturity
U.S. government obligations	$82,628		$(1,638)	$80,990
States and political subdivisions	2,879		(28)	2,851
Corporate securities	69,681	173	(1,572)	68,282
Mortgage-backed securities	190,514	51	(3,753)	186,812

Total held-to-maturity fixed-income securities	$345,702	$224	$(6,991)	$338,935

      The following table shows the components of net unrealized appreciation on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Net unrealized appreciation on available-for-sale securities	$6,030	$24,085
Net unrealized appreciation on held-to-maturity securities	4,865	—
Deferred federal income taxes	(3,813)	(8,430)
Impact of changes of the deferred tax asset valuation allowance as a result of changes in net unrealized appreciation on investment securities (Note 7)	—	(7,512)
Minority interest in net unrealized depreciation, net of tax	22	11

Total net unrealized appreciation	$7,104	$8,154

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments (continued)
      Net unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period, as well as the amortization of unrealized gains related to held-to-maturity securities and related tax effects included in other comprehensive income were as follows for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

	(In thousands)
Available-for-sale:
Fixed maturities	$(12,086)	$(21,088)	$7,212
Equity securities	(84)	(376)	437
Held-to-maturity amortization	(1,021)	—	—
Deferred income taxes	4,617	7,512	(2,678)

Net unrealized (depreciation) appreciation	$(8,574)	$(13,952)	$4,971

      The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004, respectively.

	December 31, 2005

	Less Than 12 Months		12 Months or More		Total

		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available-for-sale
U.S. government obligations	$—	$(19)	$—	$—	$—	$(19)
Corporate securities	3,974	(76)	6,230	(154)	10,204	(230)
Mortgage-backed securities	1	(6)	—	—	1	(6)

Subtotal fixed income	3,975	(101)	6,230	(154)	10,205	(255)
Held-to-maturity
U.S. government obligations	$80,990	$(1,638)	$—	$—	$80,990	$(1,638)
States and political subdivisions	2,852	(28)	—	—	2,852	(28)
Corporate securities	48,246	(1,572)	—	—	48,246	(1,572)
Mortgage-backed securities	179,981	(3,753)	—	—	179,981	(3,753)

Subtotal fixed income	312,069	(6,991)	—	—	312,069	(6,991)
Available-for-sale equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$316,044	$(7,092)	$6,230	$(154)	$322,274	$(7,246)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments (continued)
      Those securities in the table above that are in an unrealized or unrecognized loss position at December 31, 2005 were determined to be in that position primarily as a result of changes in prevailing interest rates. Based on the Company’s ability and intent to hold these securities until their maturity, or for a sufficient period of time to allow for the recovery of the securities market value, their decline in market value is deemed to be temporary in nature.

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses(1)	Value	Losses(1)	Value	Losses(1)

	(In thousands)
Available-for-sale
U.S. government obligations	$45,895	$(242)	$—	$—	$45,895	$(242)
Corporate securities	15,137	(24)	—	—	15,137	(24)
Mortgage-backed securities	148	(54)	—	—	148	(54)

Subtotal fixed maturities	61,180	(320)	—	—	61,180	(320)
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$61,180	$(320)	$—	$—	$61,180	$(320)

(1)	Note that the table above excludes approximately ($246,000) of unrealized loss related to derivative securities. These losses have been excluded as any changes in the fair value of the related securities is already included in income. See Note 1 — “Derivative Financial Instruments.”

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments (continued)
      The components of pretax investment income and net realized gains for the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004	2003

	(In thousands)
Interest income	$44,451	$46,108	$43,892
Dividend income	60	160	37
Other investment income (loss)	652	1,105	(635)

Total investment income	45,163	47,373	43,294
Investment expenses	(1,411)	(2,460)	(2,940)

Net investment income	$43,752	$44,913	$40,354

Gross realized gains on disposal
Fixed income	$3,065	$7,639	$3,354
Equity securities	121	3,374	647
Other invested assets	—	651	—

Total gross realized gains	3,186	11,664	4,001
Gross realized losses on disposal
Fixed income	(329)	(1,406)	(262)
Equity securities	(68)	(2,072)	(6)
Other invested assets	(66)	(1,709)	(31)
Property and equipment	(47)	(94)	(7)

Total gross realized losses on disposal	(510)	(5,281)	(306)
Other than temporary impairments	(643)	(4,832)	(1,292)

Net realized gains	$2,033	$1,551	$2,403

      The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at December 31, 2005, by contractual maturity, were:

Estimated
Fair Value

(In thousands)
Available-for-sale
Less than one year	$58,813
One to five years	134,881
Five to ten years	21,509
More than ten years	8,560
Mortgage-backed securities	338

Total available-for-sale	$224,101

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments (continued)

	Carrying	Estimated
	Value	Fair Value

	(In thousands)
Held-to-maturity
Less than one year	$—	$—
One to five years	25,489	25,334
Five to ten years	94,309	92,272
More than ten years	35,390	34,518
Mortgage-backed securities	190,514	186,811

Total held-to-maturity	$345,702	$338,935

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For the years ended December 31, 2005 and 2004, the Company received one-time call premiums of $283,000 and $1.5 million, respectively.
      The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2005 and 2004 was $8.6 million and $8.3 million, respectively.
      Proceeds on the sales of investments in bonds totaled $33.0 million in 2005, $154.9 million in 2004, and $43.8 million in 2003. Gross gains of $358,000, $7.5 million and $3.2 million were realized on the sales of investments in bonds for the years ended 2005, 2004 and 2003, respectively. Gross losses of $329,000, $1.3 million and $206,000 were realized on the sales of investments in bonds for the years ended 2005, 2004 and 2003, respectively.

5.	Deferred Acquisition Costs
      Changes in deferred policy acquisition costs for the years ended December 31, 2005, 2004, and 2003 are summarized as follows:

	2005	2004	2003

	(In thousands)
Balance, January 1	$8,082	$10,461	$10,877
Additions	18,782	20,670	24,954
Amortization	(18,987)	(22,749)	(25,370)
Recoverability write-offs	—	(300)	—

Balance, December 31	$7,877	$8,082	$10,461

      In 2004, the Company determined that the capitalized deferred acquisition costs associated with the other insurance lines segment were not recoverable and accordingly wrote-off $300,000 of capitalized costs. No additional costs associated with this segment were capitalized in 2005.
      Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment, Net
      At December 31, 2005 and 2004, property and equipment consisted of the following:

	2005	2004

	(In thousands)
Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	11,974	12,219
Furniture and leasehold improvements	4,050	3,727

	27,094	27,016
Accumulated depreciation	(15,937)	(14,835)

	$11,157	$12,181

      Depreciation expense associated with property and equipment for the years ended December 31, 2005, 2004 and 2003 was $1.7 million, $1.9 million, and $2.0 million, respectively.

7.	Unpaid Losses and Loss Adjustment Expenses
      Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2005, 2004, and 2003 was as follows:

	2005	2004	2003

	(In thousands)
Balance, beginning of year	$693,630	$673,605	$637,494
Less, reinsurance recoverables	(101,791)	(98,958)	(95,468)

Net balance, beginning of year	591,839	574,647	542,026
Incurred related to
Current year	131,496	171,600	209,299
Prior years	(4,372)	6,186	43,443

Total incurred	127,124	177,786	252,742

Paid related to
Current year	5,054	17,961	38,464
Prior years	131,744	142,633	181,657

Total paid	136,798	160,594	220,121

Net balance, end of year	582,165	591,839	574,647
Plus, reinsurance recoverables	107,692	101,791	98,958

Balance, end of period	$689,857	$693,630	$673,605

Prior year development as a percentage of beginning of the year net reserves	-0.7%	1.1%	8.0%

      The Company has worked over the last few years to reunderwrite risks in virtually all markets. These efforts have resulted in a decrease in the frequency and severity of reported and paid losses that are now beginning to emerge in the loss data used to make actuarial projections of ultimate losses. Accordingly, the favorable development in 2005 was the result of fewer than anticipated reported claims and lower than expected claims settlement costs, especially in the Company’s Ohio and Michigan markets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Unpaid Losses and Loss Adjustment Expenses (Continued)
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
      Management believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at December 31, 2005 is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

8.	Long-Term Debt
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
      The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and three-month LIBOR plus 4.20% for the second trust issuance, payable quarterly. The interest rate is adjusted on a quarterly basis provided that prior to

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Long-Term Debt (continued)
May 2008, the interest rate shall not exceed 12.50%. The weighted average interest rates of 7.43% (Trust I issuance) and 7.53% (Trust II issuance) resulted in interest expense of approximately $2.3 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, accrued interest payable to the trusts was approximately $298,000 and $224,000, respectively. The Debentures are callable by APCapital at par beginning in May 2008. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.
      The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. The Company estimates that the fair value of the debentures approximates their carrying, or face value, as a result of the variable rate of interest paid by these securities.

9.	Reinsurance
      Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies. The Company has mainly entered into excess of loss contracts for medical malpractice and workers’ compensation. A reconciliation of direct premiums to pnet premiums, on both a written and earned basis, for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005		2004		2003

	Written	Earned	Written	Earned	Written	Earned

	(In thousands)
Direct	$185,511	$192,437	$213,945	$227,528	$256,236	$256,458
Ceded	(25,587)	(26,628)	(30,482)	(30,100)	(36,343)	(36,014)
Assumed	(2,542)	(1,526)	2,968	3,151	4,754	4,146

Net	$157,382	$164,283	$186,431	$200,579	$224,647	$224,590

Assumed as a percentage of net	-1.6%	-0.9%	1.6%	1.6%	2.1%	1.8%

      Losses and loss adjustment expenses incurred are net of ceded losses of $20.5 million for 2005, $29.8 million for 2004, and $33.5 million for 2003.
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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Reinsurance (continued)
      The Company had reinsurance recoverables from the following reinsurers at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Hannover Ruckversicherungs	$46,948	$43,561
American Re-Insurance Company	25,297	21,556
Transatlantic Reinsurance Company	11,587	13,583
Aspen Re	6,000	2,669
Lloyds of London	4,007	3,066
General Reinsurance Corporation	3,398	6,594
Montpelier	2,671	1,338
PMA Capital Insurance Corporation	2,568	2,488
Swiss Re	2,430	1,337
Others	15,324	19,023

	$120,230	$115,215

      Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Reinsurance recoverable	$109,368	$103,312
Prepaid reinsurance premium (included in other assets)	10,862	11,903

Amounts recoverable from reinsurers	$120,230	$115,215

      The Company commuted its ceded reinsurance treaties with Gerling Global Reinsurance Corporation (“Gerling”) during 2004. The Company recognized the $13.5 million cash settlement received from Gerling as reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) in 2004. In connection with the commutation, the Company released Gerling from its obligations under the treaties, which resulted in a reduction of the Company’s reinsurance recoverables of approximately $17.9 million (thereby increasing losses and loss adjustment expenses incurred). The net effect of the commutation was an increase in losses and loss adjustment expenses of $4.4 million, partially offset by an $837,000 increase in net premiums earned.

10.	Income Taxes
      The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003

	(In thousands)
Current provision (benefit)	$2,294	$(2,680)	$(3,620)
Deferred provision (benefit)	13,805	9,011	(10,756)
Deferred tax valuation allowance	(44,051)	(6,621)	50,672

Total (benefit) provision	$(27,952)	$(290)	$36,296

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Income Taxes (continued)
      Income taxes incurred do not bear the usual relationship to income (loss) before income taxes for the years ended December 31, 2005, 2004, and 2003 due to the following:

	2005

			2004

					2003

	)
	(In thousands
Income (loss) before income taxes	$44,867		$19,750		$(40,883)

Tax at statutory rate	$15,694	35.0%	$6,913	35.0%	$(14,309)	35.0%
Tax effect of:
Tax exempt interest	(217)	-0.5%	(338)	-1.7%	(486)	1.2%
Other items, net	622	1.4%	(244)	-1.2%	419	-1.0%
Valuation allowance	(44,051)	-98.2%	(6,621)	-33.5%	50,672	-123.9%

	$(27,952)	-62.3%	$(290)	-1.5%	$36,296	-88.8%

      At December 31, 2005 and 2004, the components of the net deferred federal income tax asset were as follows:

	2005	2004

	(In thousands)
Deferred tax assets arising from
Losses and loss adjustment expenses	$23,378	$27,612
Net operating loss carryforwards	7,447	14,225
Unearned and audit premiums	6,383	6,884
Minimum tax credits	8,761	8,445
Realized losses on investments	820	2,633
Goodwill	4,170	4,509
Other	1,478	2,598

Total deferred tax assets	52,437	66,906
Deferred tax liabilities arising from
Deferred policy acquisition costs	2,757	2,758
Net unrealized gains on securities	3,813	8,430
Other	1,828	2,352

Total deferred tax liabilities	8,398	13,540

Net deferred tax asset before valuation allowance	44,039	53,366
Valuation allowance	—	(53,366)

Net deferred tax asset	$44,039	$—

      In 2003, as a result of its assessment of the realizability of its deferred tax assets, the Company recorded a full valuation allowance against its net deferred tax asset. However, in 2005, after several consecutive quarters of pre-tax income, the Company concluded that deferred tax asset valuation allowance was no longer necessary. Accordingly, the Company reversed the entire valuation allowance balance in 2005. See Note 1 for further information regarding the accounting for the establishment, changes in, and reversal of the deferred tax valuation allowance.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Income Taxes (continued)
      The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2005, 2004 and 2003, and the impact of the reversal of the valuation allowance on federal income tax benefit included in net income (loss), other comprehensive income and shareholders’ equity for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

	(In thousands)
Valuation allowance balance, January 1	$(53,366)	$(50,672)	$—
Change in valuation allowance allocated to:
Federal income tax benefit (expense) from operations	51,563	6,621	(50,672)
Reclass benefit from continuing operations to other comprehensive income	(7,512)	—	—
Unrealized depreciation on investment securities allocated to other comprehensive income	7,512	(7,512)	—
Incremental tax benefit from stock based compensation allocated to additional paid-in-capital	1,775	(1,775)	—
Other items allocated to shareholders’ equity	28	(28)	—

Valuation allowance balance, December 31	$—	$(53,366)	$(50,672)

      At December 31, 2005, the Company had the following net operating loss carryforwards:

		Annual	Year of
	Amount	Limitation	Expiration

	(In thousands)
New Mexico Physicians Mutual Liability Company merger(1)	$2,846	$575	2010
State Mutual Insurance Company merger(1)	$2,036	$340	2011
2003 net operating loss(2)	$16,396	N/A	2018

(1)	American Physicians merged with New Mexico Physicians Mutual Liability Company and State Mutual Insurance Company in 1997. As a result, the net operating losses acquired in these mergers are subject to certain change in control limitations.

(2)	There are no limitations on the annual use of net operating losses related to the tax year ended December 31,2003.
      In addition, at December 31, 2005, the Company had approximately $8.8 million of minimum tax credits which can be carried forward indefinitely.

11.	Shareholders’ Equity
      In September 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its outstanding common stock. On November 2, 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, or 425,000 shares, bringing the total number of shares authorized to be repurchased under publicly announced plans to 4,040,439.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Shareholders’ Equity (continued)
      The following table reflects the number of shares repurchased during the years ended December 31, 2005, 2004 and 2003, the cost of shares repurchased, the average price per share repurchased during those periods, as well as the cumulative inception to date totals.

	Inception	For the Year Ended December 31,
	to Date
	Totals	2005	2004	2003

	(Dollars in thousands, except per share amounts)
Number of shares repurchased	3,630,570	433,500	—	272,800
Cost of shares repurchased	$77,441	$17,057	$—	$7,676
Average cost per share repurchased	$21.33	$39.35	$—	$28.14
      The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. As of December 31, 2005, the Company has 409,869 shares remaining to be purchased under current authorizations.
      In addition to the shares above, which were repurchased in connection with publicly announced plans, the Company repurchased 166,017 shares that were tendered in lieu of cash in connection with the exercise of stock options awards in 2004.

12.	Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.
      Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments approximated their fair values at December 31, 2005 and 2004. The fair value of fixed-income held-to-maturity securities is disclosed in Note 4.

13.	Restructuring Charges and Exit Costs

Termination Benefits
      In 2003, the Company began to exit its workers’ compensation line of business. A total of twelve employees were terminated and others given incentives to remain to manage the run-off of this line through June 2007. Employee separation costs related to these remaining individuals will be recognized prospectively over the future service period. At December 31, 2005, total future employee separation costs are estimated to be approximately $43,000.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Restructuring Charges and Exit Costs (continued)
      The activity in the liability for termination benefits for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

	(In thousands)
Balance, January 1	$101	$727	$216
Employee separation costs	65	185	808
Payments	(69)	(811)	(297)

Balance, December 31	$97	$101	$727

Contract Termination Costs
      In 2004, the Company subleased approximately 10,000 square feet of office space in Chicago, Illinois to an unrelated third party. In 2005, the Company subleased the remaining available 3,000 additional square feet. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next nine years, has been discounted using an interest rate of approximately six-percent, to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the original liability.
      Activity in the liability for contract termination costs for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004

	(In thousands)
Balance, January 1	$921	$—
Payments	(334)	(170)
Contract termination costs	345	1,091
Changes in estimated cash flows	127	—
Discount accretion	61	—

Balance, December 31	$1,120	$921

      Certain costs associated with the original lease and subleases are variable. As additional information regarding these variable costs becomes available, the estimated future cash flows are adjusted accordingly.
      All costs associated with termination benefits and contract terminations are included in the other expenses line item in the accompanying Consolidated Statements of Income, and have been allocated to the various segments in proportion to their estimated anticipated use prior to the sublease of the subleased space.

14.	Related Party Transactions
      In 2004, the $6.0 million obligation to the Company’s former President and CEO was repaid in its entirety in connection with his retirement.
      The former President and CEO of the Company is a majority owner of SCW Agency Group, Inc., an agency that sells the Company’s medical professional liability insurance in Michigan, Illinois, Kentucky, Florida and Nevada and workers’ compensation insurance in Michigan, Kentucky and other states. Direct premiums written by the agency during 2005, 2004, and 2003 totaled $63.9 million, $74.4 million, and $75.3 million, respectively, representing, 34.5%, 34.8% and 29.4% of total direct premiums written during such

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Related Party Transactions (continued)
years. Commission expense incurred related to SCW approximated $4.8 million, $5.8 million, and $6.0 million in 2005, 2004 and 2003, respectively.
      During 2004, the Company’s former President and CEO, and majority owner of SCW, received payments totaling $120,000 for consulting services.
      SCW leased approximately 10,000 square feet of office space from the Company for a portion of 2004 and all of 2003. The Company received $80,000 and $214,000 in rental income in 2004 and 2003, respectively, from the agency related to this leased office space.
      At December 31, 2003, the Company had a $286,000 non-interest bearing note receivable from SCW. At December 31, 2003, the Company had established an allowance in the full amount of the note, which resulted in a charge to income in 2003. As part of the new master agency agreement between American Physicians and SCW, which was effective January 1, 2004, this note was forgiven in exchange for certain more favorable contract terms.

15.	Employee Benefit Plans
      The Company offers benefits under certain defined contribution plans. In 2005, 2004 and 2003, the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $937,000, $1,001,000, and $986,000, for 2005, 2004, and 2003, respectively.

16.	Stock Based Compensation
      The Board of Directors has authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and stock awards for officers, directors and employees of the Company. These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock which shall be available for options and stock awards is 1,200,000 shares.
      Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. Options granted during 2005, 2004 and 2003 vest in annual installments of 33%, 33%, and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Stock Based Compensation (continued)
      A summary of the Company’s stock option activity is as follows:

	2005		2004		2003

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of year	519,436	$18.71	873,200	$18.01	987,500	$18.39
Granted during the year	95,500	$39.75	100,000	$21.54	5,000	$18.48
Exercised during the year	(97,536)	$17.63	(365,264)	$15.50	(25,800)	$16.55
Canceled during the year	—	—	(88,500)	$18.58	(93,500)	$17.88

Options outstanding at end of year	517,400	$22.80	519,436	$18.71	873,200	$18.01

Options exercisable	353,200	$18.47	344,226	$18.51	466,320	$18.54

      The number of stock option awards outstanding and exercisable at December 31, 2005 by range exercise prices was as follows:

Options Outstanding				Options Exercisable

		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price

$13.50 - $13.50	94,500	4.93	$13.50	94,500	$13.50
$13.51 - $20.00	24,500	6.67	$17.03	22,800	$16.92
$20.01 - $39.74	302,900	6.68	$20.82	235,900	$20.61
$39.75 - $39.75	95,500	9.59	$39.75	—	N/A

Total	517,400			353,200

Options available for grant at end of year	2,850

      In January 2004, the Company issued 30,000 shares of restricted stock to certain employees with a market price at the date of grant of $17.20 per share. The shares granted in 2004 vest annually at a rate of 33%, 33% and 34% in January 2005, 2006 and 2007, respectively, as long as the grantees remain employed by the Company. The Company recognizes compensation cost for the stock awards on a straight-line basis over the period of vesting based on the awards’ intrinsic value.
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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Stock Based Compensation (continued)
      The following table shows the number of unvested shares outstanding, the number of shares granted, vested and forfeited, as well as the compensation cost recognized in the Consolidated Income Statements related to these awards for each of the three years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Shares	Intrinsic Value	Shares	Intrinsic Value	Shares	Intrinsic Value

Restricted shares outstanding as of the beginning of the year	52,480	$15.51	47,025	$13.50	107,891	$13.86
Granted during the year	—	—	30,000	$17.20	0
Vested during the year	(33,798)	$14.53	(20,475)	$13.50	(51,210)	$13.50
Forfeited during the year	(2,603)	$17.07	(4,070)	$14.86	(9,656)	$17.51

Restricted shares outstanding as of the end of the year	16,079	$17.20	52,480	$15.51	47,025	$13.50

Compensation cost recognized	$349,000		$373,000		$565,000

      In 2005, 2004 and 2003, the Company recognized a tax benefit of $1,095,000, $1,775,000 and $261,000, respectively, related to the incremental tax benefit of restricted stock that vested during the year and stock options that were exercised during the year. This incremental tax benefit was credited to additional paid-in-capital.
      For pro forma disclosure purposes (see Note 1), the fair value of stock options was estimated at the date of grant using a binomial lattice model for 2005 grants. Prior to January 1, 2005, the Company used a Black-Scholes option pricing model to estimate the fair value of option grants at the date of grant. The following table indicates the assumptions used, or in the case of the binomial lattice model the range of assumptions, in estimating fair value for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(Binomial Lattice)	(Black-Scholes)	(Black-Scholes)

Risk-free interest rate	4.44%	3.12%	2.79%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	25% - 40%	40.00%	35.00%
Expected term (years)	4.0	5.0	5.0
Weighted average estimated fair value	$7.27	$8.55	$6.54
      Expected volatilities are based on historical volatility for the Black-Scholes valuation model. Under the binomial lattice model, expected volatility is based on a number of factors, including historical volatility, return on equity, price to book value ratios and trends impacting the medical professional liability insurance industry. We use historical data to estimate option exercise and employee termination behavior within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a remaining term to maturity equal to the contractual term of the option, in the case of the binomial lattice model, and over the expected term for the Black Scholes model.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share
      Basic and diluted earnings (loss) per share are calculated in accordance with SFAS Statement No. 128, “Earnings per Share.”
      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands, except per share
	amounts)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$72,366	$20,030	$(76,831)

Denominator:
Denominator for basic income (loss) per common share — weighted average shares outstanding	8,538	8,455	8,520
Effect of dilutive stock options and awards(1)	191	266	—

Denominator for diluted income (loss) per common share — adjusted weighted average shares outstanding	8,729	8,721	8,520

Income (loss) per common share:
Net income (loss)
Basic	$8.48	$2.37	$(9.02)
Diluted	$8.29	$2.30	$(9.02)

(1)	As the Company was in a net loss position for the year ended December 31, 2003, the effect of options or other stock-based awards was not calculated as they would have been anti-dilutive.

18.	Commitments and Contingencies
      The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company. At December 31, 2005 and 2004, the Company had a recorded liability of $100,000 and $392,000, respectively, for amounts assessed by state guarantee associations, as well as the Company’s estimate of its share of any insolvencies not yet assessed.
      APCapital has issued guarantees in connection with the formation of non-consolidated subsidiary trusts that were formed during 2003 for the purpose of issuing mandatorily redeemable TPS. In accordance with the structure and nature of the transactions, APCapital has guaranteed that amounts paid to the trusts, related to the debentures issued by APCapital that the trusts hold, will be distributed to the holders of the TPS. The amounts payable to the holders of the TPS are recorded as liabilities on the Company’s Consolidated Balance Sheets. See Note 8 for further information on the trusts, the TPS, and the debentures issued by APCapital.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Commitments and Contingencies (continued)
      The Company is obligated under operating leases, which have various expiration dates through October 2013. Minimum future lease payments are as follows: 2006 — $1,092,000; 2007 — $824,000; 2008 — $712,000; 2009 — $702,000 and 2010 and thereafter — $2,607,000. Rental expense was $710,000 in 2005, $1,321,000 in 2004, and $1,615,000 in 2003.
      As of September 17, 2004, American Physicians entered into a stock purchase agreement with various shareholders of PICW to acquire a substantial minority interest in PICW. The stock purchase agreement, as amended in November 2004, stated that American Physicians will purchase 4,782 shares of PICW common stock at a purchase price of $3,800 per share in cash, or approximately $18.1 million. On August 31, 2005, American Physicians terminated the stock purchase agreement. Concurrently with the termination, American Physicians withdrew its Form A application pending before the Office of the Commissioner of Insurance of Wisconsin (“OCI”) to acquire the interest in PICW.
      Following the termination of the stock purchase agreement, American Physicians purchased from some of the same shareholders a total of 1,942 shares of PICW common stock, representing 9.9% of PICW’s outstanding shares of common stock. The purchase price was $3,800 per share, or approximately $7.4 million. In addition, approximately $200,000 of costs incurred in connection with the acquisition were capitalized, bringing the total cost of the investment to $7.6 million. The purchase of the 1,942 shares was disputed by the OCI.
      On December 21, 2005, ProAssurance Corporation filed a plan to acquire all the outstanding shares of the common stock of PICW. The OCI thereafter entered a stay of proceeding relating to the American Physicians’ acquisition of 1,942 shares until the ProAssurance Corporation transaction is either approved or disapproved, and until the conclusion of a reasonable time period for closing that transaction.
      The Company was not subject to any litigation at December 31, 2005 other than routine litigation in the ordinary course of the Company’s business. Management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

19.	GAAP and Statutory Reporting
      American Physicians, APSpecialty and ICA, domiciled in the State of Michigan, are included in the accompanying Consolidated Financial Statements in accordance with GAAP. These organizations are subject to regulation by the State of Michigan Office of Financial and Insurance Services and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes.

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     GAAP and Statutory Reporting (continued)

•	Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas changes in deferred federal income taxes are recorded in surplus for statutory accounting purposes.

•	A valuation allowance is required under GAAP when it is determined that gross deferred tax assets cannot be realized, in whole or in part. For statutory accounting purposes, the valuation allowance is replaced with a more objective admitted asset test, which is intended to serve the same purpose as the GAAP valuation allowance. This more quantitative approach under statutory accounting can sometimes result in differing amounts of deferred tax assets being carried for GAAP and statutory accounting purposes.

•	American Physicians’ investment in PIC-FL is not consolidated, but rather, accounted for based on the equity method of accounting.
      The following is statutory surplus at December 31, 2005, 2004, and 2003 and statutory net income (loss) for the years then ended.

	2005(1)	2004(1)	2003

	(In thousands)
Statutory surplus, December 31	$240,135	$210,874	$150,270

Statutory net income (loss) for the year ended December 31	$48,953	$19,216	$(36,434)

(1)	Effective March 31, 2004, ownership of APSpecialty was transferred from the holding company, APCapital, to American Physicians as a surplus contibution. The amount of statutory surplus reflected at December 31, 2005 and 2004 does not include APSpecialty’s surplus as it is already recorded by American Physicians.
      The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding net realized gains (losses) on the sale of investments, or 10% of statutory surplus as of the preceding year end. Accordingly, as of January 1, 2006, approximately $26.1 million could be paid by the Company’s insurance subsidiaries without prior regulatory approval as dividends totaling $17.3 million have already been paid.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Segment Information (continued)
      The financial information that management reviews in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
Total assets:	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
December 31,
2005	$1,044,130	55,153	289,919	(279,874)	$1,109,328
2004	$977,230	75,704	227,106	(210,141)	$1,069,899

	For the Year Ended December 31, 2005

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$163,570	$713	$—	$—	$164,283
Investment income	42,150	2,893	120	—	45,163
Other revenue items	3,098	152	827	(657)	3,420

Total revenues	208,818	3,758	947	(657)	$212,866

Expenses:
Loss and loss adjustment expenses	124,656	2,468	—	—	127,124
Underwriting expenses	32,759	321	—	—	33,080
General and administrative expenses			2,704	—	2,704
Other expense items	1,896	185	3,667	(657)	5,091

Total expenses	159,311	2,974	6,371	(657)	167,999

Income (loss) before income taxes and minority interest	$49,507	$784	$(5,424)	$—	$44,867

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Segment Information (continued)

	For the Year Ended December 31, 2004

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$173,835	$26,744	$—	$—	$200,579
Investment income	43,273	4,050	50	—	47,373
Other revenue items	3,172	133	43	(620)	2,728

Total revenues	220,280	30,927	93	(620)	$250,680

Expenses:
Loss and loss adjustment expenses	145,519	32,267	—	—	177,786
Underwriting expenses	35,320	7,361	—	—	42,681
General and administrative expenses	—	—	3,918	—	3,918
Other expense items	2,969	673	3,523	(620)	6,545

Total expenses	183,808	40,301	7,441	(620)	230,930

Income (loss) before income taxes and minority interest	$36,472	$(9,374)	$(7,348)	$—	$19,750

	For the Year Ended December 31, 2003

	Medical	Other
	Professional	Insurance	Corporate	Intersegment
	Liability	Lines	and Other	Eliminations	Consolidated

	(In thousands)
Revenues:
Net premiums earned	$158,777	$65,813	$—	$—	$224,590
Investment income	36,282	6,650	362	—	43,294
Other revenue items	2,874	330	881	(578)	3,507

Total revenues	197,933	72,793	1,243	(578)	$271,391

Expenses:
Loss and loss adjustment expenses	197,430	55,312	—	—	252,742
Underwriting expenses	31,315	19,789	—	—	51,104
General and administrative expenses	—	—	2,921	—	2,921
Other expense items	3,009	1,398	1,678	(578)	5,507

Total expenses	231,754	76,499	4,599	(578)	312,274

Loss before income taxes and minority interest	$(33,821)	$(3,706)	$(3,356)	$—	$(40,883)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)
      The unaudited operating results by quarter for 2005 and 2004 are summarized below:

				Net Income Per
		Income Before		Common Share
	Total	Taxes and	Net	Assuming
	Revenues	Minority Interest	Income	Dilution

	(In thousands, except per share data)
2005
1st Quarter	$54,703	$7,591	$7,332	$0.82
2nd Quarter	51,843	9,767	47,782	5.44
3rd Quarter	50,717	10,561	6,825	0.79
4th Quarter	55,603	16,948	10,427	1.21

	$212,866	$44,867	$72,366

2004
1st Quarter	$69,103	$4,781	$5,874	$0.69
2nd Quarter	63,576	3,576	3,098	0.36
3rd Quarter	59,526	4,773	4,549	0.52
4th Quarter	58,475	6,620	6,509	0.73

	$250,680	$19,750	$20,030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan
      The audit referred to in our report dated March 3, 2006 relating to the consolidated financial statements of American Physicians Capital, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included in the audit of financial statement schedules listed in the accompanying index for the year ended December 31, 2005 only. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.
      In our opinion such financial statement schedules for the year ended December 31, 2005 only, present fairly, in all material respects, the information set forth therein.
BDO Seidman LLP
Grand Rapids, Michigan
March 3, 2006

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,

	2005	2004

	(In thousands)
ASSETS
Investments in subsidiaries	$280,823	$218,732
Investment in statutory trusts	928	928
Cash and cash equivalents	5,337	4,231
Deferred federal income taxes	1,787	—
Intangible asset	—	312
Federal income taxes recoverable from affiliates	3,247	9,740
Other assets	855	1,619

Total Assets	$292,977	$235,562

LIABILITIES
Long-term debt	$30,928	$30,928
Accrued expenses and other liabilities	837	2,510

Total liabilities	31,765	33,438
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 8,333,417 and 8,671,984 shares outstanding at December 31, 2005 and 2004, respectively
Additional paid-in capital	74,444	86,956
Retained earnings	179,748	107,382
Unearned stock compensation	(84)	(368)
Accumulated other comprehensive income, net of deferred federal income taxes	7,104	8,154

Total shareholders’ equity	261,212	202,124

Total liabilities and shareholders’ equity	$292,977	$235,562

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues
Investment income	$107	$36	$344
Other income	—	—	15

Total revenues	107	36	359
Expenses
Interest expense	2,274	1,714	1,008
Amortization expense	494	494	128
General and administrative expenses	2,561	3,732	2,813

Total expenses	5,329	5,940	3,949
Loss before income taxes and equity in undistributed loss of subsidiaries	(5,222)	(5,904)	(3,590)
Federal income tax expense (benefit)	2,853	(8,736)	393

(Loss) income before equity in undistributed income (loss) of subsidiaries	(8,075)	2,832	(3,983)
Equity in undistributed income (loss) of subsidiaries	80,441	17,198	(72,848)

Net income (loss)	$72,366	$20,030	$(76,831)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$72,366	$20,030	$(76,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed (income) loss of subsidiaries	(80,441)	(17,198)	72,848
Amortization	662	691	518
Deferred federal income taxes	(122)	0	942
Changes in:
Federal or intercompany income taxes recoverable/payable	6,493	(9,740)	207
Accrued expenses and other liabilities	(1,673)	1,402	504
Other assets	764	112	(544)

Net cash used in operating activities	(1,951)	(4,703)	(2,356)

Cash flows from investing activities
Acquisition of intangible asset	—	—	(625)
Dividends from subsidiaries	17,300	—	—
Net contributions to subsidiaries	—	(20,200)	(10,928)

Net cash provided by (used in) investing activities	17,300	(20,200)	(11,553)

Cash flows from financing activities
Common stock repurchased	(17,057)	—	(7,676)
Debt issuance costs	—	—	(906)
Issuance of long-term debt	—	—	30,928
“Windfall” tax benefit of stock-based awards	1,095	—	—
Stock options exercised	1,719	1,334	440
Other	—	27	225

Net cash (used in) provided by financing activities	(14,243)	1,361	23,011

Net increase (decrease) in cash and cash equivalents	1,106	(23,542)	9,102
Cash and cash equivalents, beginning of year	4,231	27,773	18,671

Cash and cash equivalents, end of year	$5,337	$4,231	$27,773

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Year Ended December 31, 2005

(1)	Description of Business
      American Physicians Capital, Inc. (APCapital) is an insurance holding company incorporated under Michigan law on July 6, 2000.
      APCapital owns all of the issued and outstanding common stock of the following entities either directly or indirectly through one of the entities listed below:

American Physicians Assurance Corporation — a stock insurance company incorporated under Michigan law (American Physicians).

Insurance Corporation of America — a stock insurance company incorporated under Michigan law (ICA).

APSpecialty Insurance Corporation — a stock insurance company incorporated under Michigan law (APSpecialty).

Alpha Advisors, Inc. — an Illinois corporation that provides investment management services.

APIndemnity (Bermuda) Ltd. — a Bermuda company that provides a rent-a-captive vehicle for clients and prospects.

APManagement Ltd. — a Bermuda company that provides management and compliance services to APIndemnity and to clients and prospects of the financial group.

American Physicians Capital Statutory Trust I — a trust formed in Connecticut for the purpose of issuing mandatorily redeemable trust preferred securities to institutional investors (Note 8).

APCapital Trust II — a trust formed in Delaware for the purpose of issuing mandatorily redeemable trust preferred securities to institutional investors (Note 8).
      Effective January 24, 2005, APCapital’s wholly-owned subsidiaries, APConsulting LLC and APDirectSales, LLC, were dissolved.

(2)	Long Term Debt
      In 2003, APCapital issued $30.9 million of floating rate junior subordinated deferrable interest debentures (“Debentures”) to subsidiary trusts. The trusts have issued mandatorily redeemable trust preferred securities that have terms that are essentially the same as the Debentures issued by APCapital, which are the only assets of the trusts. See Note 8 of the Notes to Consolidated Financial Statements for a description of the Debentures and the transactions in which they were issued.

(3)	Federal Income Taxes
      The Company files a consolidated federal income tax return with the following entities:

American Physicians	ICA
APSpecialty	Alpha Advisors, Inc.
      Allocation of taxes among the entities is subject to a written agreement, and is based upon separate return calculations, with current credit for net losses to the extent they can be used in the current year consolidated tax return.

(4)	Dividends Received/ Paid
      In June 2005 and December 2005, American Physicians paid dividends to APCapital of $6.0 million and $11.3 million, respectively.
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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

	At or for the Year Ended December 31, 2005

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Medical professional liability	$7,877	$651,727	$82,088	$—	$163,570	$40,938	$124,656	$18,987	$13,772	$157,780
Other insurance	—	38,130	10	—	713	2,812	2,468	—	321	(398)
Corporate and other	—	—	—	—	—	(655)	—	—	—	—
Intersegment eliminations	—	—	—	—	—	657	—	—	—	—

Total	$7,877	$689,857	$82,098	$—	$164,283	$43,752	$127,124	$18,987	$14,093	$157,382

	At or for the Year Ended December 31, 2004

								Amortization
	Deferred	Unpaid Losses		Other Policy		(1)	Losses	of Deferred
	Policy	and Loss		Claims and	Net	Net	and Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

					(In thousands)
Medical professional liability	$8,082	$634,304	$88,919	$—	$173,835	$41,008	$145,519	$20,191	$15,129	$175,042
Other insurance	—	59,326	1,121	—	26,744	3,841	32,267	2,558	4,803	11,389
Corporate and other	—	—	—	—	—	(556)	—	—	—	—
Intersegment eliminations	—	—	—	—	—	620	—	—	—	—

Total	$8,082	$693,630	$90,040	$—	$200,579	$44,913	$177,786	$22,749	$19,932	$186,431

	At or for the Year Ended December 31, 2003

				Amortization
	Net	(1)	Losses	of Deferred
	Premium	Net	and Loss	Policy	Other	Net
	Revenue	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	(In thousands)	Income	Expenses	Costs	Expenses	Written

Medical professional liability	$158,777	$33,748	$197,430	$19,376	$11,939	$164,157
Other insurance	65,813	6,208	55,312	5,994	13,795	60,490
Corporate and other	—	(180)	—	—	—	—
Intersegment eliminations	—	578	—	—	—	—

Total	$224,590	$40,354	$252,742	$25,370	$25,734	$224,647

(1)	Net investment income is allocated to each of the segments based on that segment’s “ownership” of the underlying income producing assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure material information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.
Remediation of Previously Existing Material Weakness
      As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in the Company’s internal controls over financial reporting at our New Mexico location at December 31, 2004. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. As discussed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, management implemented several additional control procedures in the first quarter of 2005. Based on the results of our 2005 internal controls testing related to the New Mexico location, management concluded that the material weakness related to the New Mexico operations has been successfully remediated. In addition during 2005, the Company successfully completed the conversion of New Mexico policy and claims data from the information system currently used to that used by the Company’s other operating locations. This conversion has further enhanced the effectiveness of controls related to the New Mexico location.
Management’s Report in Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a — 15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 under the framework in Internal Control — Integrated Framework. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report on management’s assessment that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that American Physicians Capital, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      In our opinion, management’s assessment that American Physicians Capital, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Physicians Capital, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended and our report dated March 3, 2006 expressed an unqualified opinion.
BDO Seidman, LLP
Grand Rapids, Michigan
March 3, 2006

Changes in Internal Control over Financial Reporting
      Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
      None.
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
      (a)(1) and (2)
          Financial Statements:

Reports of independent registered public accounting firms

Consolidated balance sheets as of December 31, 2005 and 2004

Consolidated statements of income for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 9, 2006.

American Physicians Capital, Inc.

By:	/s/ R. Kevin Clinton

R. Kevin Clinton
Its: President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 9, 2006 on behalf of the registrant and in the capacities indicated.

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

Exhibit
Number	Description

2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)
3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended January 26, 2005(12)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(7)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(7)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.5	American Physicians/SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)
10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)
10.10	Agency Agreement between American Physicians and Stratton, Cheeseman, Walsh-Nevada, Inc., dated May 25, 1999(2)
10.11	Sub-Agent Agreement between SCW Agency Group, Inc. and Managed Insurance Services, Inc., dated April 11, 2000(2)
10.12	MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)
*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)
*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)
10.22	Standstill Agreement, dated February 20, 2002, between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(5)
10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(6)
10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(7)
10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(7)
10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(7)
10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(7)
10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(7)
**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(8)
10.37	Standstill Agreement, dated April 7, 2004 between the company and Daniel L. Gorman(9)
10.41	Standstill Agreement, dated November 10, 2004, between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(11)

Exhibit
Number	Description

*10.42	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood(13)
10.44	Summary of Incentive Compensation Plan as of March 2005(15)
10.45	Amendment No. 1, dated May 9, 2005, to the Standstill Agreement, dated April 7, 2004, between the Company and Daniel L. Gorman(18)
21.1	Subsidiaries of APCapital (8)
23.1	Consent of BDO Seidman, LLP(1)
23.2	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.(1)
99.1	Stock Purchase Agreement with Exhibits, dated as of September 17, 2004, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.(10)
99.2	Amendment No. 1 to Stock Purchase Agreement with Exhibits, dated as of November 30, 2004, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc.(14)
99.3	Stock Pledge Agreement, dated as of December 31, 2004 between Daniel R. O’Neal and American Physicians Assurance Corporation(14)
99.4	Promissory Note from Daniel R. O’Neal to American Physicians Assurance Corporation, dated December 31, 2004 (14)
99.5	Amendment No. 2 to Stock Purchase Agreement with Exhibits, dated as of April 11, 2005, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc. (16)
99.6	Termination of Stock Purchase Agreement, dated August 31, 2005, by and among American Physicians Assurance Corporation and certain shareholders of Physicians Insurance Company of Wisconsin, Inc. (17)

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s 2001 Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s 2002 Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to APCapital’s 2003 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(9)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated April 7, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated November 15, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated January 31, 2005 and incorporated herein by reference.

(13)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 28, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to APCapital’s 2004 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated March 10, 2005 and incorporated herein by reference.

(16)	Filed as an exhibit to APCapital’s 2005 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to APCapital’s 2005 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated May 9, 2005 and incorporated herein by reference.