Form 10-Q
period 2006-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2006-05-10
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
(517) 351-1150

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2006 was 8,204,982.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$250,422	$224,101
Held-to-maturity	495,158	345,702
Other investments	14,091	11,568

Total investments	759,671	581,371
Cash and cash equivalents	94,487	272,988
Premiums receivable	44,701	50,729
Reinsurance recoverable	107,491	109,368
Deferred federal income taxes	40,938	44,039
Property and equipment, net of accumulated depreciation	10,672	11,157
Other assets	31,271	39,676

Total assets	$1,089,231	$1,109,328

LIABILITIES
Unpaid losses and loss adjustment expenses	$685,481	$689,857
Unearned premiums	77,893	82,098
Federal income taxes payable	492	762
Long-term debt	30,928	30,928
Other liabilities	31,448	41,830

Total liabilities	826,242	845,475
Minority Interest in Consolidated Subsidiary	—	2,641
SHAREHOLDERS’ EQUITY
Common stock, no par value, 50,000,000 shares authorized: 8,235,582 and 8,333,417 shares outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in-capital	69,140	74,360
Retained earnings	188,611	179,748
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	5,238	7,104

Total shareholders’ equity	262,989	261,212

Total liabilities and shareholders’ equity	$1,089,231	$1,109,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$38,965	$42,231
Change in net unearned premiums	(1,522)	1,662

Net premiums earned	37,443	43,893
Investment income	11,103	10,642
Net realized gains (losses)	12	(66)
Other income	477	234

Total revenues and other income	49,035	54,703
Losses and loss adjustment expenses	26,877	35,849
Underwriting expenses	7,677	9,130
Investment expenses	169	299
Interest expense	716	569
Amortization expense	—	157
General and administrative expenses	363	1,038
Other expenses	61	70

Total expenses	35,863	47,112

Income before federal income taxes and minority interest	13,172	7,591
Federal income tax expense	4,309	170

Income before minority interest	8,863	7,421
Minority interest in net income of consolidated subsidiary	—	(89)

Net income	$8,863	$7,332

Net income — per common share
Basic	$1.07	$0.85
Diluted	$1.05	$0.82

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$8,863	$7,332
Other comprehensive loss:
Unrealized depreciation on available-for-sale investment securities arising during the period	(2,586)	(10,262)
Amortization of net unrealized appreciation on held-to-maturity
investment securities since the date of transfer from the available-for-sale category	(285)	—
Adjustment for realized losses on investment securities included in net income	—	28

Other comprehensive loss before tax and minority interests	(2,871)	(10,234)
Deferred federal income tax (benefit) expense	(1,005)	3,582
Change in deferred tax valuation allowance	—	(3,582)

Other comprehensive loss	(1,866)	(10,234)

Comprehensive income (loss)	$6,997	$(2,902)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$8,863	$7,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	1,553
Net realized (gains) losses	(12)	66
Change in fair value of derivatives	—	819
Deferred federal income taxes	3,799	—
Share-based compensation	180	97
Income on equity method investee	(90)	—
Minority interest in net income of consolidated subsidiary	—	89
Changes in:
Unpaid loss and loss adjustment expenses	(233)	3,709
Unearned premiums	259	(840)
Other assets and liabilities	(4,630)	(12,029)

Net cash from operating activities	8,757	796
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed maturities	(65,350)	(114,425)
Held-to-maturity — fixed maturities	(158,188)	—
Other investments	—	(606)
Property and equipment	(61)	(259)
Proceeds from sales and maturities
Available-for-sale — fixed maturities	30,928	33,049
Held-to-maturity — fixed maturities	8,330	—
Other investments	125	62
Property and equipment	5	11
Deconsolidation of PIC-Florida	(2,941)	—
Pending securities transactions	5,248	(7,463)

Net cash for investing activities	(181,904)	(89,631)
Cash flows from (for) financing activities
Common stock repurchased	(6,110)	—
Federal income tax effect of share based awards	510	228
Proceeds from stock options exercised	246	900

Net cash (for) from financing activities	(5,354)	1,128

Net decrease in cash and cash equivalents	(178,501)	(87,707)
Cash and cash equivalents, beginning of period	272,988	190,936

Cash and cash equivalents, end of period	$94,487	$103,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

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

The accounts of Physicians Insurance Company, a Florida domiciled insurance company (“PIC-FL”), were consolidated in the accompanying unaudited Condensed Consolidated Financial Statements during 2005. However, as described under the heading “Minority Interests” below, in 2006 PIC-FL is no longer being consolidated, but rather is accounted for using the equity method of accounting.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, value of investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.

Nature of Business and Segment Reporting

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers, with an emphasis on markets in the Midwest. While the Company had historically provided workers’ compensation and health insurance, in 2003 the Company initiated plans to exit these lines and in the second quarter of 2005, the last health and workers’ compensation policies expired. In 2005, the health and workers’ compensation lines of business were included in the Company’s other insurance lines segment along with the results of the Company’s personal and commercial insurance business, which it discontinued writing in 2001. With the expiration of all other insurance lines policies in 2005, and the diminished financial significance of these lines, the Company, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

“Disclosures about Segments of an Enterprise and Related Information,” has determined that effective January 1, 2006 it has a single reportable segment, which includes all of the Company’s operations.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” The adoption and its impact on amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements is more fully described in Note 4.

Minority Interests

Minority interest in the accompanying unaudited Condensed Consolidated Financial Statements at December 31, 2005 represents the 51% ownership interest of other investors in PIC-FL. PIC-FL was included in the Company’s unaudited Condensed Consolidated Financial Statements as it had been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, had been determined to be the primary beneficiary in accordance with the guidance given in Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities.”

On December 31, 2004, the Company consummated a transaction in which PIC-FL’s other investor assumed ownership of 100% of PIC-FL’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million note that bears interest at a rate of eight percent. The note is collateralized by 100% of the outstanding common stock of PIC-FL. As the note received in exchange for American Physicians ownership interest is collateralized by the common stock of PIC-FL, the exchange was deemed not to be a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125,” but was rather accounted for as a secured borrowing with pledge of collateral.

During 2005, monthly interest-only payments were made on the note. Principal payments on the note began in January 2006, and will continue every month for the next seven years. The principal payments that began in January 2006 resulted in deemed partial sales of the Company’s investment in PIC-FL in accordance with SFAS N0. 140. As a result of these deemed partial sales, and the resulting change in circumstance, the Company re-evaluated the appropriateness of continuing to consolidate PIC-FL in accordance with the guidance in FIN 46(R) and determined that the Company was no longer the primary beneficiary as it was no longer at risk for a majority of PIC-FL’s potential losses. Accordingly, the Company determined that as of January 1, 2006, that its investment in PIC-FL should be accounted for under the equity method of accounting and no longer consolidated.

The balance of the Company’s investment in PIC-FL was approximately $2.5 million at March 31, 2006 and is included in the accompanying unaudited Condensed Consolidated Balance Sheet in other investments. The Company’s share of PIC-FL’s reported net income for the three months ended March 31, 2006 was approximately $75,000 and is included in investment income in the accompanying unaudited Condensed Consolidated Statements of Income.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Effects of New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently released staff positions, statements and interpretations that will either be effective in the near future or have recently been adopted:

•	FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FIN 46(R),” which will be effective beginning in third quarter of 2006.

•	SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” is effective for an entity’s first fiscal year that begins after September 15, 2006.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

•	SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140,” which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

•	FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The provisions of FSP No. FAS 123(R)-4 are effective upon the initial adoption of SFAS No. 123(R), which was effective January 1, 2006 for the Company.

•	SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement was adopted by the Company effective January 1, 2006.

The adoption of these recent FASB releases have not had, or are not expected to have, a material effect on the Company’s financial statements.

3.	Income Per Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (e.g., stock options and stock awards) outstanding, calculated on a daily basis. Basic weighted average shares outstanding for the three months ended March 31, 2006 and 2005 were 8,265,417 and 8,647,669, respectively. Diluted weighted average shares outstanding for the three months ended March 31, 2006 and 2005 were 8,454,513 and 8,918,751, respectively.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$8,863	$7,332

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,265	8,648
Effect of dilutive stock options and awards	190	271

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,455	8,919

Net income — basic	$1.07	$0.85
Net income — diluted	$1.05	$0.82

4.	Share-Based Compensation

Equity Compensation Plans

The Board of Directors and shareholders have authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and other share-based awards for officers, directors and employees of the Company.

These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock authorized for issuance under the Plan is 1,200,000 shares, of which only 4,360 remain available for future grants.

Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. All outstanding options vest in annual installments of 33%, 33%, and 34% on the first

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the three months ended March 31, 2006:

	For the Period Ended March 31, 2006
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term (In Years)	Value

Options outstanding at January 1, 2006	517,400	$22.80
Granted during the period	—	—
Exercised during the period	(35,700)	$14.45
Canceled during the period	(1,000)	$39.75

Options outstanding at March 31, 2006	480,700	$23.38	6.78	$11,834,834

Options exercisable at March 31, 2006	352,200	$19.17	5.98	$10,153,926

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s common stock for the options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the total intrinsic value of options exercised under the stock option plan were $1.2 million and $667,000, respectively. For the years ended December 31, 2005 and 2004, the total intrinsic value of options exercised was $2.1 million and $4.8 million, respectively, determined as of the date of option exercise.

In January 2004, the Company issued 30,000 shares of non-vested stock under the Plan to certain employees with a market price at the date of grant of $17.20 per share. The shares granted in 2004 vest annually at a rate of 33%, 33% and 34% in January 2005, 2006 and 2007, respectively, as long as the grantees remain employed by the Company.

A summary of the status and changes of nonvested shares issued under the Plan as of and during the three months ended March 31, 2006 is presented below:

		Weighted
	Number of	Average
	Non-Vested	Grant Date
	Shares	Fair Value

Non-vested shares outstanding as of the beginning of the year	16,079	$17.20
Granted during the year	—	—
Vested during the year	(7,921)	$17.20
Forfeited during the year	(510)	$17.20

Non-vested shares outstanding as of the end of the period	7,648	$17.20

The total fair value, at the date of vesting, of stock options and non-vested share awards vested during the three months ended March 31, 2006 and 2005 was $2.1 million and $2.2 million, respectively. For the years ended December 31, 2005 and 2004 the total fair value of stock options and non-vested share awards vested was $5.7 million and $8.5 million, respectively.

As of March 31, 2006, the Company had $583,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of 1.4 years.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R), “Share-Based Payment,” beginning January 1, 2006 using the modified prospective transition method. Accordingly, during the three month period ended March 31, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, adjusted for estimated forfeitures using the fair value method. Share-based compensation for option awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. Compensation expense for restricted shares granted is being recognized on a straight-line basis over the requisite service period for the entire award, or three years. The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2006 was as a pre-tax charge to underwriting expense of $180,000. Net of taxes, the effect on net income was $117,000.

SFAS No. 123(R) requires that the cash flows resulting from the excess tax benefits associated with the share-based compensation be classified as cash flows from financing activities. Accordingly, the Company has reported excess tax benefits of $510,000 and $228,000 as cash inflows in the financing activities section of the statement of cash flows for the three-month periods ended March 31, 2006 and 2005, respectively. These incremental tax benefits are also credited to additional-paid-in-capital.

Prior to the adoption of SFAS No. 123(R), the unrecognized portion of share-based compensation, based on the APB No. 25 intrinsic value method, was reported as a contra account in the shareholders’ equity section of the balance sheet, net of deferred taxes. Upon the adoption of SFAS No. 123(R) in January 2006, the unearned share-based compensation balance of approximately $84,000 was reclassified to additional-paid-in-capital.

Employee share-based compensation expense recognized under SFAS No. 123(R)was not reflected in our results of operations for the three month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company has historically provided the required pro forma disclosures under SFAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The originally disclosed pro forma effects of share-based compensation expense have been included here for purposes of comparison to the results of operations for the three months ended March 31, 2006. Previously reported amounts in the income statement have not been changed.

The pro forma information for the three months ended March 31, 2005 was as follows:

Three Months Ended
March 31, 2005
(In thousands, except
per share data)

Net income as reported	$7,332
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(123)

Pro forma net income	$7,272

Basic income per share
As reported	$0.85
Pro forma	$0.84
Diluted income per share
As reported	$0.83
Pro forma	$0.82
Basic weighted average shares	8,648
Diluted weighted average shares	8,852

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

Valuation Assumptions

There were no stock options or other share-based awards granted during the three months ended March 31, 2006 or 2005. The grant date fair value of stock options for award grants made in 2005 was estimated using a binomial lattice model. Prior to 2005, the Company used a Black-Scholes option pricing model to estimate the fair value of option grants at the date of grant. The following table indicates the assumptions used, or in the case of the binomial lattice model the range of assumptions, in estimating the grant date fair value for options granted during the years ended December 31, 2005 and 2004.

	2005	2004
	(Binomial Lattice)	(Black-Scholes)

Risk-free interest rate	4.44%	3.12%
Dividend yield	0%	0%
Expected volatility	10%-25%	40%
Weighted average volatility	20%	40%
Expected term (years)	4.0	5.0
Weighted average estimated grant date fair value	$7.27	$8.55

Expected volatilities are based on historical volatility for the Black-Scholes valuation model. Under the binomial lattice model, expected volatility is based on a number of factors, including historical volatility, return on equity, price to book value ratios and trends impacting the medical professional liability insurance industry. The Company uses historical data to estimate option exercise and employee termination behavior within both valuation models. Employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding based on the past exercise behavior of employees in relation to the Company’s current stock price. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a remaining term to maturity equal to the contractual term of the option, in the case of the binomial lattice model, and over the expected term for the Black-Scholes model.

5.	Income Taxes

In the second quarter of 2005, the Company reversed the entire deferred tax asset valuation allowance as it had concluded that it was more likely than not that sufficient taxable income would exist in future periods when the deductible temporary differences were expected to reverse. Because the reversal of the valuation allowance did not occur until second quarter of 2005, the changes in the valuation allowance during the first quarter of 2005 resulted in an unusual relationship between federal income taxes incurred and income before federal income taxes for the three months ended March 31, 2005, while a more customary relationship was present for the three months ended March 31, 2006, as shown in the table below.

	Three Months Ended March 31,
	2006		2005
	(Dollars in thousands)

Income before taxes	$13,172		$7,591

Tax at statutory rate	4,610	35.0%	2,658	35.0%
Tax effect of:
Tax exempt interest	(292)	(2.2)%	(57)	(0.8)%
Other items, net	(9)	(0.1)%	7	0.1%
Valuation allowance	—	0.0%	(2,438)	(32.2)%

	$4,309	32.7%	$170	2.1%

For additional information regarding the Company’s accounting for the deferred tax valuation allowance and its reversal during 2005, see Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited) — (Continued)

6.	Shareholders Equity

During the three months ended March 31, 2006, the Company purchased 127,500 shares at a cost of $6.1 million, or an average price per share of $47.92. This brings the total number of shares purchased pursuant to the Board’s authorizations to 3,758,070, at a total cost of $83.6 million, or an average price per share of $22.23. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. There were 282,369 shares remaining to be purchased under these authorizations as of March 31, 2006.

7.	Subsequent Event

In April 2006, the Company announced that its Board of Directors had authorized an additional share repurchase of $20 million of its common shares, which will be repurchased under a newly adopted plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf.

The Rule 10b5-1 plan share repurchases are expected to commence April 10, 2006 and are expected to continue through December 31, 2006, subject to conditions specified in the Rule 10b5-1 plan. The Company may terminate the plan at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2005, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in our Annual Report on Form 10-K under “Item 1A — Risk Factors,” as modified in “Part II, Item 1A —  Risk Factors” in this report, and the following.

•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume, a decrease in our profitability, or both.

•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

•	Our exit from various markets and lines of business may prove more costly than originally anticipated.

•	Tort reform legislation may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

•	A downgrade in the A.M. Best Company rating of our insurance subsidiaries could reduce the amount of business we are able to write.

•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of APCapital’s Operations

We are a leading provider of medical professional liability insurance coverage, which protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. We currently write medical professional liability coverage in seven states, with a concentration in our core Midwestern states of Michigan, Illinois and Ohio as well as Kentucky and New Mexico.

We previously offered workers’ compensation insurance and health insurance products. However, we discontinued writing these products starting in 2004 and the last of these policies expired in the second quarter of 2005. As workers’ compensation is a long-tailed line of business, we will continue to settle and pay these claims for a number of years.

Historically, we have reported three segments: Medical Professional Liability, Other Insurance and Corporate and Other. However, with the diminished significance of the lines of business previously reported in the Other Insurance Lines segment, the Company has discontinued segment reporting and now reports its results of operations on a consolidated basis. Accordingly, the discussion that follows focuses on the Company’s consolidated results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and assumptions that affect amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005, and in Note 1 to our Consolidated Financial Statements contained in that report. Except as noted below, there have been no material changes to these policies during the most recent quarter.

Share-Based Compensation

Beginning on January 1, 2006, we began accounting for stock options and non-vested stock awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, or SFAS No 123(R), which requires the recognition of share-based compensation expense based on the fair value of the awards granted. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value, hereafter referred to as the grant date fair value, of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

There were no stock options or other share-based awards granted during the three months ended March 31, 2006 or 2005. In accordance with the guidance given in SFAS No. 123(R), the grant date fair value of non-vested shares is equal to the quoted market price of the Company’s common stock on the date of grant. The grant date fair value of stock options for award grants made in 2005 was estimated using a binomial lattice model. Prior to 2005, we used a Black-Scholes option pricing model to estimate the fair value of option grants at the date of grant. The following table indicates the assumptions used, or in the case of the binomial lattice model the range of assumptions, in estimating the grant date fair value for options granted during the years ended December 31, 2005 and 2004.

	2005	2004
	(Binomial Lattice)	(Black-Scholes)

Risk-free interest rate	4.44%	3.12%
Dividend yield	0%	0%
Expected volatility	10% - 25%	40%
Weighted average volatility	20%	40%
Expected term (years)	4.0	5.0
Weighted average estimated grant date fair value	$7.27	$8.55

Expected volatilities are based on historical volatility for the Black-Scholes valuation model. Under the binomial lattice model, expected volatility is based on a number of factors, including historical volatility, return on equity, price to book value ratios and trends impacting the medical professional liability insurance industry. We used historical data to estimate option exercise and employee termination behavior within both valuation models. Employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding based on the past exercise behavior of employees in relation to the Company’s current stock price. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a remaining term to maturity equal to the contractual term of the option, in the case of the binomial lattice model, and over the expected term for the Black-Scholes model.

If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the first quarter of 2006 was approximately $180,000. As of March 31, 2006, the Company had $583,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of 1.4 years.

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

Accident Year Loss Ratio

In addition to our reported GAAP loss ratios, we also report accident year loss ratios. The accident year loss ratio excludes the effect of development on prior year loss reserves. We believe this ratio is useful in evaluating our current underwriting performance, as it focuses on the relationships between current premiums earned and losses incurred related to the current year. Considerable variability is inherent in the establishment of loss reserves related to the current accident year. While management believes that its estimate is reasonable, there can be no assurance that these loss reserves will develop as expected. Our method of calculating accident year loss ratios may differ from the method used by other companies and, therefore, comparability may be limited.

Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

The following table shows our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three month period ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
			Change
	2006	2005	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written
Illinois	$15,060	$16,956	$(1,896)	(11.2)%
Kentucky	3,008	5,323	(2,315)	(43.5)%
Michigan	8,390	10,923	(2,533)	(23.2)%
New Mexico	5,304	5,440	(136)	(2.5)%
Ohio	8,993	8,670	323	3.7)%
PIC-Florida	—	1,818	(1,818)	(100.0)%
Other	766	812	(46)	(5.7)%

Total	$41,521	$49,942	$(8,421)	(16.9)%

Net premiums written	$38,965	$42,231	$(3,266)	(7.7)%

Net earned premium	$37,443	$43,893	$(6,450)	(14.7)%

Losses and loss adjustment expenses
Current year losses	28,985	36,077	(7,092)	(19.7)%
Prior year losses	(2,108)	(228)	(1,880)	824.6)%

Total	26,877	35,849	(8,972)	(25.0)%
Underwriting expenses	7,677	9,130	(1,453)	(15.9)%

Total underwriting gain (loss)	2,889	(1,086)	3,975	(366.0)%
Other revenue (expense) items
Investment income	11,103	10,642	461	4.3)%
Net realized gains (losses)	12	(66)	78	118.2)%
Other income	477	234	243	103.8)%
Investment expenses	(169)	(299)	130	43.5)%
Interest expense	(716)	(569)	(147)	(25.8)%
Amortization expense	—	(157)	157	100.0)%
General and administrative expenses	(363)	(1,038)	675	65.0)%
Other expenses	(61)	(70)	9	12.9)%

Total other revenue and expense items	10,283	8,677	1,606	18.5)%

Income before federal income taxes and minority interest	13,172	7,591	5,581	73.5)%
Federal income tax expense	4,309	170	4,139	(2434.7)%

Income before minority interest	8,863	7,421	1,442	19.4)%
Minority interest in income of consolidated subsidiary	—	(89)	89	(100.0)%

Net income	$8,863	$7,332	$1,531	20.9)%

Loss Ratio:
Accident year	77.4%	82.2%		4.8%
Prior years	(5.6)%	(0.5)%		5.1%
Calendar year	71.8%	81.7%		9.9%
Underwriting expense ratio	20.5%	20.8%		0.3%
Combined ratio	92.3%	102.5%		10.2%

Direct premiums written for the three months ended March 31, 2006 decreased compared to the same period in 2005 as a result of increased price competition in selected markets, the deconsolidation of PIC-Florida ($1.8 million), which is described more fully in Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report, and the absence of health insurance premiums in 2006 ($1.1 million). Although the increased price competition resulted in premium reductions in Illinois, Kentucky and Michigan, we remain committed to our strategy of adequate pricing and strict underwriting. This strategy may result in the loss of additional policyholders. Our insured physician count at March 31, 2006 was 9,472, a decrease of 844, or 8.2% compared to March 31, 2005. However, the count dropped less than 1% compared to December 31, 2005.

Our net premiums written during 2006 decreased less than our direct premiums written as effective January 1, 2006 we began retaining a 50% participation in our primary excess of loss reinsurance layer, compared to 20% in 2005. In addition to the increase in retention, our 2006 reinsurance treaty is no longer swing-rated. While we anticipate that the changes in our reinsurance treaties from 2005 to 2006 will result in an increase in our net premiums written and earned, the ultimate impact of these changes in our reinsurance treaties on net income will depend upon future underwriting results.

The decrease in net premiums earned is greater than the decrease in net premiums written as the relative increase in our net premiums written, in comparison with direct premiums written, as a result of the changes in reinsurance treaties discussed above remains largely unearned as of March 31, 2006.

The decrease in our incurred loss and loss adjustment expenses was partially attributable to a decrease in exposure as a result of the 14.7% decrease in net premiums earned. However, we continue to see the benefits of enhancements we have made in our underwriting processes over the last several years. The number of reported claims has decreased in twelve of the last thirteen quarters when each quarter is compared with the previous quarter. Reported claims for the quarter ended March 31, 2006 totaled 308, compared to 404 in the first quarter of 2005.

The loss ratio for the three months ended March 31, 2006 was 71.8% and included approximately $2.1 million of favorable development on prior year loss reserves, or 5.6% of premium earned, making the accident year loss ratio 77.4%. These compare with calendar year and accident year loss ratios of 81.7% and 82.2% for the three months ended March 31, 2005. Incurred losses and loss adjustment expenses for the three months ended March 31, 2005 included approximately $228,000 of favorable development on prior year’s loss reserves. The increase in the favorable development on prior year loss reserves was primarily attributable to the emergence of lower frequency and severity trends than originally projected, especially in our Michigan and Ohio markets.

The decrease in underwriting expenses was in proportion to the decrease in premium volume.

The increase in investment income was primarily related to the effect of higher short-term interest rates in the first quarter of 2006 compared to 2005, as well as the absence of certain investment securities that management determined contained embedded derivative financial instruments that were disposed of in the fourth quarter of 2005. During the three months ended March 31, 2005, the estimated fair value of these securities decreased $819,000, which was included in investment income. As a result of the items discussed above, the overall annual yield on our investment portfolio increased to 5.28% for the three months ended March 31, 2006 compared to 5.14% for the three months ended March 31, 2005.

In the first quarter of 2006 we purchased $192.5 million of tax-exempt securities. We now have a 24.5% allocation of our cash and investment portfolio in tax-exempt securities. The average annual yield on these securities is expected to be approximately 3.8%. As a result, we anticipate our annual gross investment returns to decrease approximately $1.3 million in the future. However, while we anticipate that our gross investment income will decline, we expect that the overall impact on net income of the purchase of these securities will be positive as a result of the associated tax savings.

Other expenses, which include investment expenses, interest expense, amortization, expense, general and administrative expenses and other expenses, decreased $824,000. The decrease in general and administrative expenses was primarily the result of higher professional service fees and other expenses incurred in 2005 in connection with the initial year implementation of the Securities and Exchange Commission requirements relating to internal control over financial reporting.

Intangible assets were fully amortized as of December 31, 2005, and therefore, there was no amortization expense recorded during the first quarter of 2006.

The increase in interest expense was a result of an increase in short-term interest rates as our long-term debt pays a variable rate of interest as described in Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The effective tax rate for the three months ended March 31, 2006 was 32.7% and differs from the statutory rate of 35% primarily as a result of tax exempt investment income as a result of the purchase of tax-exempt securities, in anticipation of the utilization of the majority of our net operating loss carryforwards sometime in 2006, as described above. Federal income taxes do not bear the usual relationship to pre-tax income for the three-month period ended March 31, 2005 as a result of the effects of the deferred tax asset valuation allowance. The deferred tax valuation allowance was eliminated in the second quarter of 2005.

Liquidity and Capital Resources

The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt, and the purchase of shares of APCapital’s outstanding common stock.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. As of March 31, 2006, approximately $13.1 million of dividends could be paid to APCapital without prior approval by the State of Michigan Office of Financial and Insurance Services. In the first quarter of 2006, the American Physicians’ Board of Directors approved the payment of $26 million of dividends to APCapital, $13 million of which were paid in March 2006, with the remaining $13 million anticipated to be paid sometime during the second quarter of 2006. These dividends are intended to be used to fund APCapital’s debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock, as discussed below. At March 31, 2006, APCapital’s net cash and cash equivalent resources totaled approximately $14.4 million.

During the quarter, the Company purchased 127,500 shares at a cost of $6.1 million, or an average price per share of $47.92. This brings the total number of shares purchased pursuant to the Board’s authorizations to 3,758,070, at a total cost of $83.6 million, or an average price per share of $22.23. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. There were 282,369 shares remaining to be purchased under these authorizations at March 31, 2006.

In April 2006, the Company announced that its Board of Directors had authorized an additional share repurchase of $20 million of its common shares, which will be repurchased under a newly adopted plan under Rule 10b5-1 of the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf. The Rule 10b5-1 plan share repurchases commenced April 10, 2006 and are expected to continue through December 31, 2006, subject to conditions specified in the Rule 10b5-1 plan. The Company may terminate the plan at any time.

Our net cash flow from operations was $8.8 million for the three months ended March 31, 2006, compared to $796,000 for the same period of 2005. The increase in cash provided by operations was primarily the result of an $8.7 million decrease in paid loss and loss adjustment expenses, partially offset by a reduction in cash premium receipts.

At March 31, 2006, the Company had $94.5 million of cash and cash equivalents and $35.6 million of fixed-income securities that mature in the next year that are available to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of March 31, 2006, we had approximately

$190.1 million, $249.8 million and $87.6 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $182.4 million of mortgage-backed securities that provide periodic principal repayments.

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

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at March 31, 2006 was approximately $242.2 million, after eliminating the stacking effect of APSpecialty’s surplus of $22.6 million, which is also included in American Physicians’ surplus due to the two companies’ parent-subsidiary relationship. The $242.2 million of surplus results in a net premiums written to surplus ratio of 0.62:1. Surplus at December 31, 2005 was approximately $240.1 million, yielding a net premiums written to surplus ratio of 0.64:1. In general, A.M. Best and regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of approximately 1:1 or lower. Our primary insurance subsidiary, American Physicians has an A.M. Best rating of B+ (Very Good).

Reserves for Unpaid Losses and Loss Adjustment Expenses

For the three months ended March 31, 2006, we recorded a decrease in ultimate loss estimates, net of reinsurance, for accident years 2005 and prior of $2.1 million, or 0.4% of $582.2 million of net loss and loss adjustment expense reserves as of December 31, 2005.

Medical professional liability insurance is a “long-tailed” line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. The following table shows the number of open claims, net case reserves, average net case reserve per open claim, net incurred but not reported, or IBNR, reserves and total net reserves for our medical professional liability line of business as of March 31, 2006 and December 31, 2005.

	Number		Average Net
	of Open	Net Case	Case Reserve	Net IBNR	Total Net
	Claims	Reserves	per Open Claim	Reserves	Reserves
	(In thousands, except claim and per claim data)

December 31, 2005	2,991	$366,138	$122,413	$178,123	$544,261
Change	(30)	$(15,878)	$(4,100)	$18,852	$2,974

March 31, 2006	2,976	$358,199	$120,363	$187,549	$545,748

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

Workers’ compensation is also a long-tailed line of business and as a result, even though all workers’ compensation policies expired in the second quarter of 2005, it will be several years until we settle all workers’ compensation claims. Our open number of workers’ compensation claims has decreased from 585 at December 31, 2005 to 525 at March 31, 2006. Also, as the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of March 31, 2006 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.

Activity in the liability for unpaid loss and loss adjustment expenses for the three months ended March 31, 2006 and the year ended December 31, 2005 was as follows:

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005

Beginning balance, gross	$689,857	$693,630
Less, reinsurance recoverables	107,692	101,791

Net reserves, beginning balance	582,165	591,839
Deconsolidation of PIC-FL	(2,418)	—
Incurred related to
Current year	28,985	131,496
Prior years	(2,108)	(4,372)

	26,877	127,124

Paid related to
Current year	108	5,054
Prior years	27,847	131,744

	27,955	136,798

Net reserves, ending balance	578,669	582,165
Plus, reinsurance recoverables	106,812	107,692

Ending balance, gross	$685,481	$689,857

Development as a % of beginning net reserves	(0.4)%	(0.7)%

Other Significant Balance Sheet Items

Our invested assets consist primarily of fixed-income securities and cash and cash equivalents. In addition we hold a small amount of strategic equity security investments, investment real estate and investment real estate limited partnerships.

At March 31, 2006, we had $94.5 million of cash and cash equivalents compared to $273.0 million at December 31, 2005. In the first quarter of 2006, we purchased $192.5 million of tax-exempt securities in anticipation of the utilization of the majority of our federal income tax net operating loss carryforwards sometime during 2006.

Premiums receivable decreased $6.0 million, or 11.9%, to $44.7 million at March 31, 2006. The decrease in the premiums receivable balance was the result of reduced premium writings as well as the timing of those writings. Historically, the third quarter has been the most significant in terms of premium volume. Our payment plans are designed to collect the full premium within nine months. Accordingly, only minimal amounts of the third quarter 2005 premium writings remain at March 31, 2006.

Other assets decreased $8.4 million to $31.3 million at March 31, 2006. The decrease was primarily the result of a $5.3 million decrease in the receivable for pending securities transactions and a $3.8 million decrease in prepaid reinsurance. Pending securities transactions represent securities that have been sold, but for which cash settlement has not occurred. Pending securities transactions can vary significantly from period to period and are purely a result of the timing of securities sales and purchases at or near period ends. The decrease in the prepaid reinsurance premium, also known as ceded unearned premium, was primarily the result of our increased participation in our 2006 reinsurance treaties as discussed under “— Results of Operations.”

Unearned premiums decreased $4.2 million to $77.9 million at March 31, 2006. The decrease was primarily the result of a decrease in direct premiums written.

Other liabilities decreased $10.4 million to $31.4 million at March 31, 2006. In addition to accounts payable and other accruals, other liabilities included ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $10.4 million decrease was partially the result of a $3.3 million decrease in ceded reinsurance payable as a result of our increased participation in the 2006 reinsurance treaties as discussed under “— Results of Operations.” In addition, advance premiums, which are those premiums received in advance of the policy’s effective date, decreased $3.0 million primarily as a result of the high volume of policies that renew with a January 1 effective date, and due to a decrease of approximately $4.1 million related to accounts payable and other accruals.

Shareholders’ equity at March 31, 2006 was $263.0 million, an increase of $1.8 million from $261.2 million at December 31, 2005. The increase was primarily attributable to reported net income of $8.9 million for the three months ended March 31, 2006, partially offset by the repurchase of $6.1 million of the Company’s outstanding common stock in the first quarter of 2006 and a $1.9 million decrease, net of tax, in net unrealized gains on our investment security portfolio. The Company’s book value per common share outstanding at March 31, 2006 was $31.93, based on 8,235,582 shares outstanding, compared to $31.35 per common share outstanding at December 31, 2005. Total shares outstanding at December 31, 2005 were 8,333,417.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the most recent quarter.

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

In addition, our fixed-income securities, both available-for-sale and held-to-maturity, are subject to a degree of credit risk. Credit risk is the risk that the issuer will default on interest or principal payments, or both, which could prohibit us from recovering a portion or all of our original investment.

As of March 31, 2006, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market and Credit Risk

At March 31, 2006, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.3 million of private placement issues, which constitutes 1.8% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, our held-to-maturity investment security portfolio includes approximately $182.1 million, or 36.8%, of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At March 31, 2006, our available-for-sale fixed-income security portfolio was valued at $250.4 million and had an average modified duration of 3.07 years, compared to a portfolio valued at $224.1 million with an average modified duration of 2.27 years at December 31, 2005. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at March 31, 2006 and December 31, 2005. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	March 31, 2006			December 31, 2005
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$235,944	$(14,478)	2.68	$215,014	$(9,087)	1.89
+1%	242,761	(7,661)	2.76	219,173	(4,928)	2.16
0	250,422		3.07	224,101		2.27
−1%	258,598	8,176	3.18	228,991	4,890	2.36
−2%	267,324	16,902	3.30	234,917	10,816	2.50

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

An investment in our common stock involves numerous risks and uncertainties. The first risk factor in Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 is amended and restated in its entirety as set forth below. There have been no other material changes from the risk factors contained in Item 1A of that Form 10-K.

Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume, a decrease in our profitability, or both.

The medical professional liability insurance business tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly raising premium rates, tightened underwriting standards, narrowed coverage and the withdrawal of insurers from certain markets. Soft markets are usually characterized by relatively flat or slow-rising premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. The medical professional liability insurance market has been moving towards a softer market. This change in trend and the accompanying competitive pressures could adversely impact our ability to obtain rate increases we deem necessary to adequately cover insured risks, which could ultimately result in a decrease in premium volume as physicians currently insured with us elect to place their coverage elsewhere or an increase in related underwriting and loss and loss adjustment expenses. Each of these outcomes could have a material adverse effect on our future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2006:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased(1)	per Share	Announced Plans	Under the Plans

For the month ended January 31, 2006	56,700	$46.68	56,700	353,169
For the month ended February 28, 2006	23,026	$49.06	17,500	335,669
For the month ended March 31, 2006	53,300	$48.87	53,300	282,369
For the three months ended March 31, 2006	133,026	$47.92	127,500	282,369

(1)	In February 2006, a member of the Company’s Board of Directors exercised 20,000 options. As permitted by the American Physicians Capital, Inc. Stock Compensation Plan, the Board member tendered 5,526 mature shares in lieu of a cash payment. In addition in April 2006, the Company announced that its Board of Directors authorized an additional share repurchase of $20 million of its common shares, which will be repurchased under a newly adopted plan under Rule 10b5-1 of the Securities Exchange Act of 1934. For further information regarding a repurchase plan under Rule 10b5-1 see Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 2006, at which the shareholders approved the ratification of BDO Seidman, LLP as their independent register public accountants and elected three directors. Two of the directors were incumbents, with Mr. Larry Thomas being a newly appointed nominee. All nominees were elected. The following table sets for the results of the voting at the meeting.

	Votes	Votes
Nominee	for	Withheld

Billy B. Baumann, M.D.	7,534,202	81,421
R. Kevin Clinton	7,524,802	90,821
Larry W. Thomas	7,536,202	79,421

	For	Against	Abstain

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	7,535,532	79,243	848

Item 6.	Exhibits

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
Frank H. Freund
Its: Executive Vice President, Treasurer and
Chief Financial Officer

Date: May 10, 2006

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

10.46	Summary of Incentive Compensation Plan as of March 2006 (filed as an exhibit to the Company’s Form 8-K filed on March 15, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934