Form 10-Q
period 2006-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2006-08-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2006 was 7,911,682.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$235,414	$224,101
Held-to-maturity	516,579	345,702
Other investments	14,247	11,568

Total investments	766,240	581,371
Cash and cash equivalents	87,513	272,988
Premiums receivable	40,477	50,729
Reinsurance recoverable	109,791	109,368
Deferred federal income taxes	37,845	44,039
Federal income tax recoverable	766	—
Property and equipment, net of accumulated depreciation	10,403	11,157
Other assets	33,491	39,676

Total assets	$1,086,526	$1,109,328

LIABILITIES
Unpaid losses and loss adjustment expenses	$691,676	$689,857
Unearned premiums	68,749	82,098
Federal income taxes payable	—	762
Long-term debt	30,928	30,928
Other liabilities	36,125	41,830

Total liabilities	827,478	845,475
Minority Interest in Consolidated Subsidiary	—	2,641
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 7,957,182 and 8,333,417 shares outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in-capital	56,163	74,360
Retained earnings	199,323	179,748
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	3,562	7,104

Total shareholders’ equity	259,048	261,212

Total liabilities and shareholders’ equity	$1,086,526	$1,109,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$30,082	$28,192	$69,047	$70,423
Change in net unearned premiums	7,338	11,488	5,816	13,150

Net premiums earned	37,420	39,680	74,863	83,573
Investment income	11,569	12,188	22,672	22,830
Net realized gains (losses)	1,336	(256)	1,348	(322)
Other income	150	231	627	465

Total revenues and other income	50,475	51,843	99,510	106,546
Losses and loss adjustment expenses	25,796	31,201	52,673	67,050
Underwriting expenses	7,734	8,579	15,411	17,709
Investment expenses	228	377	397	676
Interest expense	756	603	1,472	1,172
Amortization expense	—	156	—	313
General and administrative expenses	323	798	686	1,836
Other expenses	21	362	82	432

Total expenses	34,858	42,076	70,721	89,188

Income before federal income taxes and minority interest	15,617	9,767	28,789	17,358
Federal income tax expense (benefit)	4,905	(38,268)	9,214	(38,098)

Income before minority interest	10,712	48,035	19,575	55,456
Minority interest in net income of consolidated subsidiary	—	(253)	—	(342)

Net income	$10,712	$47,782	$19,575	$55,114

Net income — per common share
Basic	$1.32	$5.54	$2.39	$6.38
Diluted	$1.29	$5.44	$2.34	$6.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Net income	$10,712	$47,782	$19,575	$55,114
Other comprehensive (loss) income:
Unrealized (appreciation) depreciation on available-for-sale investment securities arising during the period	(2,158)	3,917	(4,744)	(6,345)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(272)	(256)	(557)	(256)
Adjustment for realized (gains) losses on investment securities included in net income	(148)	40	(148)	68

Other comprehensive (loss) income before tax and minority interests	(2,578)	3,701	(5,449)	(6,533)
Deferred federal income tax (benefit) expense	(902)	1,295	(1,907)	(2,287)
Change in deferred tax valuation allowance	—	(11,094)	—	(7,512)

Other comprehensive (loss) income before minority interest	(1,676)	13,500	(3,542)	3,266
Minority interest in unrealized depreciation	—	(3)	—	(3)

Other comprehensive (loss) income	(1,676)	13,497	(3,542)	3,263

Comprehensive income	$9,036	$61,279	$16,033	$58,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$19,575	$55,114
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,451	2,882
Net realized (gains) losses	(1,348)	322
Change in fair value of derivatives	—	143
Deferred federal income taxes	7,793	(38,505)
Share-based compensation	337	195
Income on equity method investee	(706)	—
Minority interest in net income of consolidated subsidiary	—	342
Changes in:
Unpaid loss and loss adjustment expenses	5,962	(2,743)
Unearned premiums	(8,885)	(13,669)
Other assets and liabilities	3,456	8,455

Net cash from operating activities	27,635	12,536
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(71,850)	(1,774)
Held-to-maturity — fixed income	(188,188)	(112,912)
Other investments	(262)	(606)
Property and equipment	(175)	(485)
Proceeds from sales and maturities
Available-for-sale — fixed income	50,015	29,876
Held-to-maturity — fixed income	16,365	73,184
Other investments	2,123	2,203
Property and equipment	6	24
Deconsolidation of PIC-Florida	(2,941)	—
Pending securities transactions	(53)	(9,107)

Net cash for investing activities	(194,960)	(19,597)
Cash flows from (for) financing activities
Common stock repurchased	(19,620)	(7,743)
Federal income tax effect of share based awards	679	233
Payable for shares repurchased	338	—
Proceeds from stock options exercised	453	900

Net cash for financing activities	(18,150)	(6,610)

Net decrease in cash and cash equivalents	(185,475)	(13,671)
Cash and cash equivalents, beginning of period	272,988	190,936

Cash and cash equivalents, end of period	$87,513	$177,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.  Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective May 10, 2006 APIndemnity (Bermuda) Ltd. was liquidated. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

The accounts of Physicians Insurance Company, a Florida domiciled insurance company (“PIC-Florida”), were consolidated in the accompanying unaudited Condensed Consolidated Financial Statements during 2005. However, as described under the heading “Minority Interests” below, in 2006 PIC-Florida is no longer being consolidated, but rather is accounted for using the equity method of accounting.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2005 Condensed Consolidated Balance Sheet of the Company presented in this Report on Form 10-Q was derived from audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Nature of Business and Segment Reporting

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers, with an emphasis on markets in the Midwest. While the Company had historically provided workers’ compensation and health insurance, in 2003 the Company initiated plans to exit these lines and in the second quarter of 2005, the last health and workers’ compensation policies expired. In 2005, the health and workers’ compensation lines of business were included in the Company’s other insurance lines segment

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

along with the results of the Company’s personal and commercial insurance business, which it discontinued writing in 2001. With the expiration of all other insurance lines policies in 2005, and the diminished financial significance of these lines, the Company, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” has determined that effective January 1, 2006 it has a single reportable segment, which includes all of the Company’s operations.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” The adoption and its impact on amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements is more fully described in Note 4.

Minority Interests

Minority interest in the accompanying Condensed Consolidated Financial Statements at December 31, 2005 represents the 51% ownership interest of other investors in PIC-Florida. PIC-Florida was included in the Company’s Consolidated Financial Statements at and for the year ended December 31, 2005, as it had been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, had been determined to be the primary beneficiary in accordance with the guidance given in Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities.”

On December 31, 2004, the Company consummated a transaction in which PIC-Florida’s other investor assumed ownership of 100% of PIC-Florida’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million note that bears interest at a rate of eight percent. The note is collateralized by 100% of the outstanding common stock of PIC-Florida. As the note received in exchange for American Physicians ownership interest is collateralized by the common stock of PIC-Florida, the exchange was deemed not to be a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125,” but was rather accounted for as a secured borrowing with pledge of collateral. During 2005, monthly interest-only payments were made on the note. Principal payments on the note began in January 2006, and will continue every month for the next seven years. The principal payments that began in January 2006 resulted in deemed partial sales of the Company’s investment in PIC-Florida in accordance with SFAS N0. 140. As a result of these deemed partial sales, and the resulting change in circumstance, the Company re-evaluated the appropriateness of continuing to consolidate PIC-Florida in accordance with the guidance in FIN 46(R) and determined that the Company was no longer the primary beneficiary as it was no longer at risk for a majority of PIC-Florida’s potential losses. Accordingly, the Company determined that as of January 1, 2006, that its investment in PIC-Florida should be accounted for under the equity method of accounting and no longer consolidated.

The balance of the Company’s investment in PIC-Florida was approximately $2.6 million at June 30, 2006 and is included in the accompanying unaudited Condensed Consolidated Balance Sheet in other investments. The Company’s share of PIC-Florida’s reported net income for the three and six months ended June 30, 2006 was approximately $214,000 and $289,000, respectively, and is included in investment income in the accompanying unaudited Condensed Consolidated Statements of Income.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2.	Effects of New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently released the following staff positions, statements and interpretations that will be effective in the near future. The adoption of these recent FASB releases have not had, or are not expected to have, a material effect on the Company’s consolidated financial position or results of operations.

•	FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease, and amends SFAS No. 13, “Accounting for Leases.” The guidance in FSP FAS 13-2 shall be applied to fiscal years beginning after December 15, 2006. (Issued July 2006)

•	FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FIN 46(R),” addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” FSP FIN 46(R) will be effective beginning in third quarter of 2006. (Issued April 2006)

•	FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors,” provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The provisions of this FSP are effective for fiscal years beginning after June 15, 2006. (Issued March 2006)

•	SFAS No. 156, “Accounting for Servicing of Financial Assets,” amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities, and is effective for an entity’s first fiscal year that begins after September 15, 2006. (Issued March 2006)

•	SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140,” resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. (Issued February 2006)

•	FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” clarifies that options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, do not meet the criteria for classification as a liability if the contingent event is outside the employee’s control. Such options or similar instruments would not be classified as liabilities until it becomes probable that the event will occur. The provisions of FSP No. FAS 123(R)-4 are effective upon the initial adoption of SFAS No. 123(R), which was effective January 1, 2006 for the Company. (Issued February 2006)

In addition to these recent FASB releases, in June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$10,712	$47,782	$19,575	$55,114

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,120	8,625	8,192	8,636
Effect of dilutive stock options and awards	172	157	180	160

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,292	8,782	8,372	8,796

Net income — basic	$1.32	$5.54	$2.39	$6.38
Net income — diluted	$1.29	$5.44	$2.34	$6.27

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the exercise price exceeds the average stock price during the period and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three months and six months ended June 30, 2005 and 2005, there were no stock options that were considered to be anti-dilutive.

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

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the six months ended June 30, 2006:

	For the Period Ended June 30, 2006
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In thousands)

Options outstanding at January 1, 2006	517,400	$22.80
Granted during the period	—	—
Exercised during the period	(50,400)	$14.34
Canceled during the period	(1,000)	$39.75

Options outstanding at June 30, 2006	466,000	$23.67	6.59	$13,477

Options exercisable at June 30, 2006	337,500	$19.39	5.78	$11,205

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s common stock for the options that were in-the-money at June 30, 2006. During the six months ended June 30, 2006, the total intrinsic value of options exercised under the stock option plan was $1.7 million. For the years ended December 31, 2005 and 2004, the total intrinsic value of options exercised was $2.1 million and $4.8 million, respectively, determined as of the date of option exercise.

In January 2004, the Company issued 30,000 shares of non-vested stock under the Plan to certain employees with a market price at the date of grant of $17.20 per share. The shares granted in 2004 vest annually at a rate of 33%, 33% and 34% in January 2005, 2006 and 2007, respectively, as long as the grantees remain employed by the Company.

A summary of the status and changes of nonvested shares issued under the Plan as of and during the six months ended June 30, 2006 is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Non-vested shares outstanding at January 1, 2006	16,079	$17.20
Granted during the period	—	—
Vested during the period	(7,921)	$17.20
Forfeited during the period	(510)	$17.20

Non-vested shares outstanding at June 30, 2006	7,648	$17.20

The total fair value, at the date of vesting, of stock options and non-vested share awards vested during the six months ended June 30, 2006 was $2.1 million. For the years ended December 31, 2005 and 2004 the total fair value of stock options and non-vested share awards vested was $5.7 million and $8.5 million, respectively.

As of June 30, 2006, the Company had $426,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of 8 months.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R), “Share-Based Payment,” beginning January 1, 2006 using the modified prospective transition method. Accordingly, during the three-month and six-month periods ended June 30, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, adjusted for estimated forfeitures, using the fair value method. Share-based compensation for option awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. Compensation expense for restricted shares granted is being recognized on a straight-line basis over the requisite service period for the entire award, or three years. The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2006 was as a pre-tax charge to underwriting expense of $157,000 and $337,000, respectively. Net of taxes, the effect on net income was $102,000, or $0.01, per basic and diluted share for the three months ended June 30, 2006 and $219,000, or $0.03, per basic and diluted share for the six months ended June 30, 2006.

SFAS No. 123(R) also requires that the cash flows resulting from the excess tax benefits associated with the share-based compensation be classified as cash flows from financing activities. Accordingly, the Company has reported excess tax benefits of $679,000 and $233,000 as cash inflows in the financing activities section of the statement of cash flows for the six-month periods ended June 30, 2006 and 2005, respectively. These incremental tax benefits are also credited to additional-paid-in-capital.

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

Employee share-based compensation expense recognized under SFAS No. 123(R)was not reflected in our results of operations for the three and six-month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company has historically provided the required pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The originally disclosed pro forma effects of share-based compensation expense have been included here for purposes of comparison to the results of operations for the three and six months ended June 30, 2006. In accordance with adoption pursuant to the modified-prospective method, previously reported amounts in the income statement have not been changed.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The pro forma information for the three and six months ended June 30, 2005 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)

Net income as reported	$47,782	$55,114
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	127
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(122)	(245)

Pro forma net income	$47,724	$54,996

Basic income per share
As reported	$5.54	$6.38
Pro forma	$5.53	$6.37
Diluted income per share
As reported	$5.44	$6.27
Pro forma	$5.43	$6.25

Valuation Assumptions

There were no stock options or other share-based awards granted during the six months ended June 30, 2006. The grant date fair value of stock options for award grants made in 2005 was estimated using a binomial lattice model. Prior to 2005, the Company used a Black-Scholes option pricing model to estimate the fair value of option grants at the date of grant. The following table indicates the assumptions used, or in the case of the binomial lattice model the range of assumptions, in estimating the grant date fair value for options granted during the years ended December 31, 2005 and 2004.

	2005	2004
	(Binomial Lattice)	(Black-Scholes)

Risk-free interest rate	4.44%	3.12%
Dividend yield	0%	0%
Expected volatility	10% - 25%	40%
Weighted average volatility	20%	40%
Expected term (years)	4.0	5.0
Weighted average estimated grant date fair value	$7.27	$8.55

Expected volatility is based on historical volatility for the Black-Scholes valuation model. Under the binomial lattice model, expected volatility is based on a number of factors, including historical volatility, return on equity, price to book value ratios and trends impacting the medical professional liability insurance industry. The Company uses historical data to estimate option exercise and employee termination behavior within both valuation models. Employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding based on the past exercise behavior of employees in relation to the Company’s current stock price. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a remaining term to maturity equal to the contractual term of the option, in the case of the binomial lattice model, and over the expected term for the Black-Scholes model.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,498	$18	$(13)	$2,503
States and political subdivisions	80,672	44	(1,228)	79,488
Corporate securities	150,813	2,854	(482)	153,185
Mortgage-backed securities	217	21		238

Total available-for-sale securities	$234,200	$2,937	$(1,723)	$235,414

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$3,752	$55	$(19)	$3,788
States and political subdivisions	16,106	145		16,251
Corporate securities	197,926	6,028	(230)	203,724
Mortgage-backed securities	287	57	(6)	338

Total available-for-sale securities	$218,071	$6,285	$(255)	$224,101

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of June 30, 2006 and December 31, 2005:

	June 30, 2006
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value(1)	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,593		$(4,445)	$138,148
States and political subdivisions	130,583		(2,748)	127,835
Corporate securities	69,379	72	(4,111)	65,340
Mortgage-backed securities	174,024		(7,729)	166,295

Total held-to-maturity fixed-income securities	$516,579	$72	$(19,033)	$497,618

(1)	Carrying value includes $4.3 million of unamortized net unrealized appreciation.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2005
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value(1)	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$82,628		$(1,638)	$80,990
States and political subdivisions	2,879		(28)	2,851
Corporate securities	69,681	173	(1,572)	68,282
Mortgage-backed securities	190,514	51	(3,753)	186,812

Total held-to-maturity fixed-income securities	$345,702	$224	$(6,991)	$338,935

(1)	Carrying value includes $4.9 million of unamortized net unrealized appreciation.

At June 30, 2006, the Company’s entire fixed-income portfolio, both available-for-sale and held-to-maturity (excluding approximately $13.2 million of private placement issues) was considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. The increase in the gross unrealized losses and unrecognized holding losses from December 31, 2005 to June 30, 2006 is due to an increase in prevailing interest rates. The Company has evaluated each fixed-income security in an unrealized or unrecognized loss position and has concluded that the declines in market value are temporary in nature due to interest rate increases. The Company has determined that there is no impairment based on the Company’s ability and intent to hold these securities to maturity.

During the three and six months ended June 30, 2006, the Company recognized impairments totaling $153,000 for other than temporary declines in the market value of unaffiliated equity securities, which are included in other investments in the accompanying unaudited Condensed Consolidated Balance Sheets.

6.	Income Taxes

In the second quarter of 2005, the Company reversed the entire deferred tax asset valuation allowance as it had concluded that it was more likely than not that sufficient taxable income would exist in future periods when the deductible temporary differences were expected to reverse. As a result of the reversal, income taxes incurred do not bear the usual relationship to income before federal income taxes for the three and six months ended June 30, 2005, while a more customary relationship was present for the three and six months ended June 30, 2006, as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(Dollars in thousands)

Income before taxes	$15,617		$9,767		$28,789		$17,358

Tax at statutory rate	5,466	35.0%	3,418	35.0%	10,076	35.0%	6,075	35.0%
Tax effect of:
Tax exempt interest	(601)	(3.8)%	(46)	(0.5)%	(893)	(3.1)%	(103)	(0.6)%
Other items, net	40	0.3%	(27)	(0.3)%	31	0.1%	(19)	(0.1)%
Valuation allowance	—	0.0%	(41,613)	(426.1)%	—	0.0%	(44,051)	(253.8)%

	$4,905	31.4%	$(38,268)	(391.8)%	$9,214	32.0%	$(38,098)	(219.5)%

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

For additional information regarding the Company’s accounting for the deferred tax valuation allowance and its reversal during 2005, see Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

7.	Shareholders Equity

The Board of Directors has authorized the Company to purchase shares of its outstanding common stock under two separate plans. In November 2005, the Board of Directors authorized the purchase of approximately 425,000 additional shares at the discretion of management (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 4,040,439. At June 30, 2006, 269,869 shares remained available for repurchase under the discretionary plan, subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. Shares repurchased under this authorization during the three-month and six-month periods ended June 20, 2006, as well as the total number of shares repurchased pursuant to prior authorizations under the discretionary plan are shown in the table below.

	Discretionary Plan
	Total
	Number of		Average
	Shares	Total	Price Paid
	Purchased	Cost	per Share
		(In thousands)

Three months ended March 31, 2006	127,500	$6,110	$47.92
Three months ended June 30, 2006	12,500	594	47.53

Six months ended June 30, 2006	140,000	$6,704	$47.89

Inception to date as of June 30, 2006	3,770,570	$84,144	$22.32

In April 2006, the Company announced that its Board of Directors had authorized an additional share repurchase of $20 million of its common shares, which are being repurchased under a newly adopted plan under Rule 10b5-1 of the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf.

	Rule 10b5-1 Plan
	Total
	Number of		Average
	Shares	Total	Price Paid
	Purchased	Cost	per Share
		(In thousands)

Three months ended March 31, 2006	—	$—	$—
Three months ended June 30, 2006	280,600	12,916	46.03

Six months ended June 30, 2006	280,600	$12,916	$46.03

Inception to date as of June 30, 2006	280,600	$12,916	$46.03

There was $7.1 million remaining to be purchased under the Rule 10b5-1 plan at June 30, 2006. The Rule 10b5-1 plan share repurchases are expected to continue until the entire authorization is utilized, subject to conditions specified in the Rule 10b5-1 plan, but not later than December 31, 2006. The Company may terminate the plan at any time.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Subsequent Event

On July 26, 2006, ProAssurance Corporation (“ProAssurance”) and Physicians Insurance Company of Wisconsin, Inc. (“PIC-Wisconsin”) announced that PIC-Wisconsin shareholders had approved PIC-Wisconsin’s merger into ProAssurance effective on August 1, 2006. Under the terms of the merger, each share of PIC-Wisconsin common stock will be converted to shares of ProAssurance common stock having a value of approximately $5,000. Accordingly, the Company will receive ProAssurance common stock, having a total value of approximately $9.7 million in exchange for the 1,942 shares of PIC-Wisconsin common stock the Company owns. The carrying value of the Company’s PIC-Wisconsin common stock is $7.6 million. The Company intends to sell the shares of ProAssurance common stock it receives upon completion of the conversion. The Company anticipates that it will recognize a gain when such a sale occurs.

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

•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume, a decrease in our profitability, or both.

•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

•	Our exit from various markets and lines of business may prove more costly than originally anticipated.

•	Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

•	A downgrade in the A.M. Best Company rating of our insurance subsidiaries could reduce the amount of business we are able to write.

•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

•	Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future share repurchases.

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

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005, and in Note 1 to our Consolidated Financial Statements contained in that report. Except as noted below, there have been no material changes to these policies since the most recent year end.

Share-Based Compensation

Beginning on January 1, 2006, we began accounting for stock options and non-vested stock awards under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R), which requires the recognition of share-based compensation expense based on the fair value of the awards granted. Prior to the adoption of SFAS No. 123(R), we had accounted for stock options using the intrinsic value method, which resulted in no compensation expense for stock option awards as the option exercise prices were equal to the market price of the Company’s stock at the respective dates of grant. Under both the intrinsic value and fair value models, compensation expense for non-vested share awards is based on the market price of the Company’s stock at the date of grant.

Details regarding the adoption of SFAS No. 123(R), and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three and six months ended June 30, 2006 was approximately $157,000 and $337,000, respectively. As of June 30, 2006, the Company had $426,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of 8 months.

Description of Ratios Analyzed

In the analysis of our operating results that follows, we refer to various financial ratios and other measures that management uses to analyze and compare the underwriting results of our insurance operations.

GAAP Ratios and Other GAAP Financial Measures

We calculate loss ratio, underwriting expense ratio and combined ratio on a GAAP basis. There have been no material changes to the calculation and use of these ratios during the most recent quarter. We also calculate underwriting gain (loss) on a GAAP basis. This measure equals the net premiums earned less loss and loss adjustment expenses and underwriting expenses. It is another measure used by management and others in the industry to evaluate the underwriting performance of our insurance operations in relation to peer companies.

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

Results of Operations — Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and six-month period ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,
			Change
	2006	2005	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written
Illinois	$9,746	$9,892	$(146)	(1.5)%
Kentucky	777	1,032	(255)	(24.7)%
Michigan	10,938	10,136	802	7.9%
New Mexico	4,475	4,607	(132)	(2.9)%
Ohio	6,085	7,562	(1,477)	(19.5)%
PIC-Florida	—	2,251	(2,251)	(100.0)%
Other	381	476	(95)	(20.0)%

Total	$32,402	$35,956	$(3,554)	(9.9)%

Net premiums written	$30,082	$28,192	$1,890	6.7%

Net earned premium	$37,420	$39,680	$(2,260)	(5.7)%
Losses and loss adjustment expenses
Current year losses	28,674	31,828	(3,154)	(9.9)%
Prior year losses	(2,878)	(627)	(2,251)	359.0%

Total	25,796	31,201	(5,405)	(17.3)%
Underwriting expenses	7,734	8,579	(845)	(9.8)%

Total underwriting gain (loss)	3,890	(100)	3,990	(3990.0)%
Add:
Investment income	11,569	12,188	(619)	(5.1)%
Net realized gains (losses)	1,336	(256)	1,592	621.9%
Other income	150	231	(81)	(35.1)%
Less:
Investment expenses	228	377	(149)	(39.5)%
Interest expense	756	603	153	25.4%
Amortization expense	—	156	(156)	(100.0)%
General and administrative expenses	323	798	(475)	(59.5)%
Other expenses	21	362	(341)	(94.2)%

Total other revenue and expense items	11,727	9,867	1,860	18.9%

Income before federal income taxes and minority interest	15,617	9,767	5,850	59.9%
Federal income tax expense (benefit)	4,905	(38,268)	43,173	112.8%

Income before minority interest	10,712	48,035	(37,323)	(77.7)%
Minority interest in income of consolidated subsidiary	—	(253)	253	(100.0)%

Net income	$10,712	$47,782	$(37,070)	(77.6)%

Loss Ratio:
Accident year	76.6%	80.2%		3.6%
Prior years	(7.7)%	(1.6)%		6.1%
Calendar year	68.9%	78.6%		9.7%
Underwriting expense ratio	20.7%	21.6%		0.9%
Combined ratio	89.6%	100.2%		10.5%

	For the Six Months Ended June 30,
			Change
	2006	2005	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written
Illinois	$24,806	$26,848	$(2,042)	(7.6)%
Kentucky	3,785	6,355	(2,570)	(40.4)%
Michigan	19,328	21,059	(1,731)	(8.2)%
New Mexico	9,779	10,047	(268)	(2.7)%
Ohio	15,078	16,232	(1,154)	(7.1)%
PIC-Florida	—	4,069	(4,069)	(100.0)%
Other	1,147	1,288	(141)	(10.9)%

Total	$73,923	$85,898	$(11,975)	(13.9)%

Net premiums written	$69,047	$70,423	$(1,376)	(2.0)%

Net earned premium	$74,863	$83,573	$(8,710)	(10.4)%
Losses and loss adjustment expenses
Current year losses	57,659	67,905	(10,246)	(15.1)%
Prior year losses	(4,986)	(855)	(4,131)	483.2%

Total	52,673	67,050	(14,377)	(21.4)%
Underwriting expenses	15,411	17,709	(2,298)	(13.0)%

Total underwriting gain (loss)	6,779	(1,186)	7,965	(671.6)%
Add:
Investment income	22,672	22,830	(158)	(0.7)%
Net realized gains (losses)	1,348	(322)	1,670	518.6%
Other income	627	465	162	34.8%
Less:
Investment expenses	397	676	(279)	(41.3)%
Interest expense	1,472	1,172	300	25.6%
Amortization expense	—	313	(313)	(100.0)%
General and administrative expenses	686	1,836	(1,150)	(62.6)%
Other expenses	82	432	(350)	(81.0)%

Total other revenue and expense items	22,010	18,544	3,466	18.7%

Income before federal income taxes and minority interest	28,789	17,358	11,431	65.9%
Federal income tax expense (benefit)	9,214	(38,098)	47,312	124.2%

Income before minority interest	19,575	55,456	(35,881)	(64.7)%
Minority interest in income of consolidated subsidiary	—	(342)	342	(100.0)%

Net income	$19,575	$55,114	$(35,539)	(64.5)%

Loss Ratio:
Accident year	77.0%	81.2%		4.2%
Prior years	(6.6)%	(1.0)%		5.6%
Calendar year	70.4%	80.2%		9.8%
Underwriting expense ratio	20.6%	21.2%		0.6%
Combined ratio	91.0%	101.4%		10.4%

Net income for the three and six months ended June 30, 2006 decreased $37.1 million and $35.5 million to $10.7 million and $19.6 million, respectively, compared to the same periods in 2005. The 2005 results included the effects of the reversal of the deferred tax valuation allowance in the second quarter, which contributed $41.6 million and $44.1 million to net income in the form of a federal income tax benefit for the three and six months ended June 30, 2005, respectively. Income before federal income taxes and minority interest for the three and six months ended June 30, 2006 increased $5.9 million, or 59.9%, and $11.4 million, or 65.9%, respectively, compared to the same periods in 2005. These increases were primarily a result of improved loss experience and the other factors discussed below.

Direct premiums written for the three months ended June 30, 2006 decreased $3.5 million compared to the same period in 2005. The deconsolidation of PIC-Florida accounted for $2.3 million of this decrease, and $1.1 million was attributable to the completion of our exit from the health line of business. The deconsolidation of PIC-Florida is described more fully in Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Absent these two factors, direct written premiums decreased $229,000. In most states we experienced modest decreases in direct premiums written. However, in Michigan, we experienced a $1.9 million increase compared to the second quarter of 2005. The increase in Michigan was primarily the result of strategic rate decreases and other marketing and agency initiatives that we have implemented, which increased our insured physician count in the state by approximately 2.0% from December 31, 2005 to June 30, 2006. While we do not anticipate that Michigan premiums will continue to grow at this level, we do expect continued moderate growth. The decreases noted in states other than Michigan were primarily the result of increased price competition. Although the medical professional liability market continues to be competitive, we remain committed to our strategy of adequate pricing and strict underwriting. This strategy may result in the loss of additional policyholders. Our insured physician count at June 30, 2006 was 9,518, a decrease of 562, or 5.6% compared to June 30, 2005. However, the count dropped less than 1% compared to December 31, 2005.

The decrease in direct premiums written for the six months ended June 30, 2006 was primarily attributable to deconsolidating PIC-Florida and the completion of our exit from the health line. The growth in Michigan medical professional liability premiums was $545,000, and decreases in other states, especially Kentucky, where we face the greatest price competition, were greater than those noted for the three months ended June 30, 2006.

Our net premiums written during the three months ended June 30, 2006 increased $1.9 million, or 6.7%, compared to prior year. Effective January 1, 2006 we began retaining a 50% participation in our excess of loss reinsurance layer, which is all losses in excess of $500,000, compared to a 20% participation in 2005. In addition to the increase in retention, our 2006 reinsurance treaty is no longer swing-rated. While we anticipate that the changes in our reinsurance treaties from 2005 to 2006 will result in an increase in our net premiums written and earned, the ultimate impact of these changes in our reinsurance treaties on net income will depend upon future underwriting results.

For the six months ended June 30, 2006, net premiums written decreased $1.4 million, or 2.0%, compared to the prior year. The decrease in net premiums written was primarily related to the decrease in direct premiums written, most notably in the first quarter. This decrease was offset in part by the effects of changes in our reinsurance treaties.

As a percentage of our medical professional liability direct premiums written, net premiums written were 93.2% and 93.5% for the three and six months ended June 30, 2006, respectively. This compares with 74.4% and 84.4% for the same periods of 2005. While the changes in reinsurance treaties is the primary factor accounting for the increases in the net to direct written premium ratio, the deconsolidation of PIC — Florida was also a contributing factor as PIC — Florida’s reinsurance programs required the cession of a much greater percentage of their direct premiums written. For the three and six months ended June 30, 2005, PIC-Florida’s net to direct written premium ratios were 43.6% and 44.8%, respectively.

The effects of the changes in our reinsurance program did not have as dramatic an impact on net premiums earned as it did on net premiums written, as in 2006 we continue to earn in some of the premiums written under the 2005 treaty.

The decreases in our incurred loss and loss adjustment expenses were partially attributable to decreases in exposure as a result of the 5.7% and 10.4% decreases in net premiums earned for the three and six months ended June 30, 2006. We also continue to benefit from the enhancements we have made in our underwriting processes and claims processes over the last several years. The number of reported claims has decreased in thirteen of the last fourteen quarters when each quarter is compared with the previous quarter. Reported claims for the quarter ended June 30, 2006 totaled 296, compared to 401 in the second quarter of 2005. While we anticipate that the benefits of the changes in our underwriting and claims handling practices will continue to result in decreases in the number of claims reported, we anticipate that the rate of decrease will be slower than the current rate.

The loss ratios for the three and six months ended June 30, 2006 were 68.9% and 70.4%, respectively, compared with loss ratios of 78.6% and 80.2% for the three and six months ended June 30, 2005, respectively. Favorable development on December 31, 2005 loss reserves was $2.9 million and $5.0 million for the three and six months ended June 30, 2006, respectively. Incurred losses and loss adjustment expenses for the three and six months ended June 30, 2005 included approximately $627,000 and $855,000 of favorable development on prior year’s loss reserves. The favorable development on prior year loss reserves experienced in 2006 was primarily attributable to the emergence of lower frequency and severity trends than originally projected, especially related to accident years 2003 and 2004 in our Kentucky and Ohio medical professional liability markets.

The decreases in underwriting expenses correlate approximately with the decreases in net premiums earned. However, a portion of the decrease is attributable to cost cutting initiatives undertaken by management.

The decreases in investment income were primarily related to the increased allocation of our portfolio for tax-exempt securities. In the first half of 2006, we purchased $193.0 million of tax-exempt securities. We now have a 24.6% allocation of our cash and investment portfolio in tax-exempt securities. The average annual yield on these securities is expected to be approximately 3.8%. Although we anticipate our annual gross investment returns to decrease in the future as a result of this allocation decision, we expect that the overall impact on net income of the purchase of these securities will be positive because of the associated tax savings. Partially offsetting these decreases were increases in investment income of approximately $616,000 and $706,000 for the three and six months ended June 30, 2006 related to two of our equity method investees.

As a result of the items discussed above, the overall annual yield on our investment portfolio decreased to 5.36% for the six months ended June 30, 2006 compared to 5.52% for the six months ended June 30, 2005.

The net realized gains reported for the three and six months ended June 30, 2006 were primarily the result of the sale of investment real estate in the second quarter of 2006. This sale resulted in a realized gain of $1.4 million.

The decreases in investment expenses were primarily a result of a decrease in depreciation expense related to investment real estate properties. All depreciable investment real estate was disposed of as of December 31, 2005.

The increases in interest expense were the result of an increase in short-term interest rates. Our long-term debt of $30.9 million bears interest at 4.15% plus the three-month London Inter Bank Offered Rate, or LIBOR. The weighted average annual interest rate for this debt was 9.23% and 8.97% for the three and six months ended June 30, 2006, compared to 7.29% and 7.00% for the same periods in 2005. If the three-month LIBOR continues to increase, our interest expense will also increase. However, the annual rate of interest on this debt is capped at 12.5%. We currently anticipate that this debt will be reduced or eliminated in 2008. However, any such debt reduction is subject to cash flow and other liquidity factors as discussed in “— Liquidity and Capital Resources” below.

Intangible assets were fully amortized as of December 31, 2005, and therefore, there was no amortization recorded during the first half of 2006.

The decreases in general and administrative expenses were primarily the result of higher professional service fees and other expenses incurred in 2005 in connection with the initial year implementation of the Securities and Exchange Commission requirements relating to internal control over financial reporting.

The decreases in other expenses primarily relate to the contract termination costs incurred in the second quarter of 2005 in connection with the sublease of approximately 3,000 square feet of office space in Chicago.

The effective tax rate for the three and six months ended June 30, 2006 was 31.4% and 32.0%, respectively. This differs from the statutory rate of 35% primarily as a result of tax exempt investment income. Federal income taxes do not bear the usual relationship to pre-tax income for the three and six-month periods ended June 30, 2005 as a result of the effects of the reversal of the deferred tax asset valuation allowance, which created a $41.6 million and $44.1 million tax benefit during the three and six months ended June 30, 2005, respectively.

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

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. Through June 30, 2006, American Physicians had paid APCapital $32 million in dividends, which was the maximum amount of dividends that could be paid without prior approval by the State of Michigan Office of Financial and Insurance Services. These dividends are being used to fund APCapital’s debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock. At June 30, 2006, APCapital’s net cash and cash equivalent resources totaled approximately $21.0 million.

We continue to repurchase shares of our outstanding common stock, including 420,600 shares for $19.6 million in the first 6 months of 2006. See Note 7 of the Notes to Condensed Consolidated Financial Statements for details of our share repurchase plans.

Our net cash flow from operations was $27.6 million for the six months ended June 30, 2006, compared to $12.5 million for the same period of 2005. The increase in cash provided by operations was primarily the result of a $27.7 million decrease in paid loss and loss adjustment expenses, partially offset by a reduction in cash premium receipts of $8.7 million, a $2.6 million reduction in investment income collected and an increase in operating expenses paid of $1.3 million.

At June 30, 2006, the Company had $87.5 million of cash and cash equivalents and $38.3 million of fixed-income securities that mature in the next year that are available to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of June 30, 2006, we had approximately $173.0 million, $279.2 million and $87.3 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $174.3 million of mortgage-backed securities that provide periodic principal repayments.

On July 26, 2006, ProAssurance Corporation (“ProAssurance”) and Physicians Insurance Company of Wisconsin, Inc. (“PIC-Wisconsin”) announced that PIC-Wisconsin shareholders had approved PIC-Wisconsin’s merger into ProAssurance effective on August 1, 2006. Under the terms of the merger, each share of PIC-Wisconsin common stock will be converted to shares of ProAssurance common stock having a value of approximately $5,000. Accordingly, we will receive ProAssurance common stock having a total value of approximately $9.7 million in exchange for the 1,942 shares of PIC-Wisconsin common stock we own. The carrying value of our PIC-Wisconsin common stock is $7.6 million. We intend to sell the shares of ProAssurance common stock we receive upon completion of the conversion. We anticipate that we will recognize a gain when such a sale occurs.

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

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2006 was approximately $233.6 million. The $233.6 million of surplus results in a net premiums written to surplus ratio of 0.66:1. Surplus at December 31, 2005 was approximately $240.1 million, yielding a net premiums written to surplus ratio of 0.64:1. The decrease in statutory surplus from December 31, 2005 to June 30, 2006 is the result of dividend payments by American Physicians to its parent company, APCapital. In general, A.M. Best and regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of 1:1 or lower.

During the second quarter of 2006, our primary insurance subsidiary, American Physicians received an upgrade in its A.M. Best rating from B+ to B++. Both the B++ and B+ ratings are considered “Very Good” by A.M. Best.

Reserves for Unpaid Losses and Loss Adjustment Expenses

For the six months ended June 30, 2006, we recorded a decrease in ultimate loss estimates, net of reinsurance, for accident years 2005 and prior of $5.0 million, or 0.9% of $582.2 million of net loss and loss adjustment expense reserves as of December 31, 2005.

Medical professional liability insurance is a “long-tailed” line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. The following table shows the number of open claims, net case reserves, average net case reserve per open claim, net incurred but not reported, or IBNR, reserves and total net reserves for our medical professional liability line of business as of June 30, 2006 and December 31, 2005.

	Number		Average Net
	of Open	Net Case	Case Reserve	Net IBNR	Total Net
	Claims	Reserves	per Open Claim	Reserves	Reserves
	(In thousands, except claim and per claim data)

December 31, 2005	2,991	$366,138	$122,413	$178,123	$544,261
Change	(433)	$(17,421)	$13,911	$24,744	$7,323

June 30, 2006	2,558	$348,717	$136,324	$202,867	$551,584

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

Workers’ compensation is also a long-tailed line of business, and as a result, even though all workers’ compensation policies expired in the second quarter of 2005, it will be several years until we settle all workers’ compensation claims. Our open number of workers’ compensation claims has decreased from 585 at December 31, 2005 to 462 at June 30, 2006. Workers’ compensation net reserves at June 30, 2006 were $33.6 million compared with $38.9 million at December 31, 2005. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of June 30, 2006 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.

Activity in the liability for unpaid loss and loss adjustment expenses for the six months ended June 30, 2006 and the year ended December 31, 2005 was as follows:

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005

Beginning balance, gross	$689,857	$693,630
Less, reinsurance recoverables	107,692	101,791
Net reserves, beginning balance	582,165	591,839
Deconsolidation of PIC-FL	(2,418)	—
Incurred related to
Current year	57,659	131,496
Prior years	(4,986)	(4,372)

	52,673	127,124

Paid related to
Current year	538	5,054
Prior years	49,193	131,744

	49,731	136,798

Net reserves, ending balance	582,689	582,165
Plus, reinsurance recoverables	108,987	107,692

Ending balance, gross	$691,676	$689,857

Development as a % of beginning net reserves	(0.9)%	(0.7)%

Other Significant Balance Sheet Items

Our invested assets consist primarily of fixed-income securities and cash and cash equivalents. In addition we hold a small amount of strategic equity security investments, investment real estate and investment real estate limited partnerships.

At June 30, 2006, we had $87.5 million of cash and cash equivalents compared to $273.0 million at December 31, 2005. In the first half of 2006, we purchased $193.0 million of tax-exempt securities in anticipation of the utilization of the majority of our federal income tax net operating loss carryforwards sometime during 2006.

Premiums receivable decreased $10.3 million, or 20.2%, to $40.5 million at June 30, 2006. Approximately $2.9 million was due to the deconsolidation of PIC-Florida in the first quarter of 2006. The remaining decrease in the premiums receivable balance was primarily the result of reduced premium writings as well as the timing of those writings. Historically, the third quarter has been the most significant in terms of premium volume. Our payment plans are designed to collect the full premium within nine months of issuing the policy. Accordingly, only minimal amounts of the third quarter 2005 premium writings remain at June 30, 2006, while the December 31, 2005 premium receivable balance included a substantial portion of the third quarter 2005 premiums written.

Our deferred income tax assets decreased approximately $6.2 million almost exclusively as a result of utilizing the remaining net operating loss carryforwards from the 2003 tax year. We still have approximately $4.0 million of net operating loss carryforwards. However these carryforwards are limited to an annual use of about $914,000 per year.

Other assets decreased $6.2 million to $33.5 million at June 30, 2006. The decrease was primarily the result of a $5.6 million decrease in the prepaid reinsurance premium, also known as ceded unearned premium. Approximately $2.5 million of the $5.6 million decrease in prepaid reinsurance premiums was the result of the deconsolidation of PIC-Florida. The remaining $3.1 million decrease was the result of changes in our 2006 reinsurance treaties as discussed under “— Results of Operations.”

Unearned premiums decreased $13.3 million to $68.7 million at June 30, 2006. Approximately $4.5 million was due to the deconsolidation of PIC-Florida in the first quarter of 2006. The remaining decrease was primarily the result of a decrease in direct premiums written and seasonal premium volume fluctuations. As mentioned previously, the third quarter has historically been the Company’s most significant in terms of premium volume. Accordingly, the ratio of unearned premiums to premiums written at June 30 of any given year has typically been lower than that reported at any other quarter end as the majority of the third quarter premium volume from the preceding year is earned as of June 30 of the subsequent year.

Other liabilities decreased $5.7 million to $36.1 million at June 30, 2006. In addition to accounts payable and other accruals, other liabilities included ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $5.7 million decrease was partially the result of a $4.3 million decrease in ceded reinsurance payable, attributable to the settlement of prior year “swing-rated” treaties ($4.9 million) and the deconsolidation of PIC-Florida ($1.6 million). Offsetting these decreases in ceded reinsurance payable was the receipt of amounts due from the reinsurers as a result of deposit premiums paid in 2005 in excess of actual premium cessions. In addition, accounts payable and other accruals decreased approximately $2.9 million, partially offset by increases in the liabilities for advance premium payments ($686,000) and pending security transactions ($821,000).

Shareholders’ equity at June 30, 2006 was $259.0 million, a decrease of $2.2 million from $261.2 million at December 31, 2005. The decrease was primarily attributable to the repurchase of $19.6 million of the Company’s outstanding common stock in the first half of 2006 and a $3.5 million decrease, net of tax, in net unrealized gains on our investment security portfolio. This decrease was partially offset by reported net income of $19.6 million for the six months ended June 30, 2006, as well as an increase in additional-paid-in-capital of approximately $1.4 million attributable to our equity compensation plans. The Company’s book value per common share outstanding at June 30, 2006 was $32.56, based on 7,957,182 shares outstanding, compared to $31.35 per common share outstanding at December 31, 2005. Total shares outstanding at December 31, 2005 were 8,333,417.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the most recent fiscal year end.

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

As of June 30, 2006, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market and Credit Risk

At June 30, 2006, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.2 million of private placement issues, which constitutes 1.8% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, our held-to-maturity investment security portfolio includes approximately $174.0 million, or 33.7%, of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At June 30, 2006, our available-for-sale fixed-income security portfolio was valued at $235.4 million and had an average modified duration of 3.00 years, compared to a portfolio valued at $224.1 million with an average modified duration of 2.27 years at December 31, 2005. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at June 30, 2006 and December 31, 2005. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	June 30, 2006			December 31, 2005
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$222,816	$(12,598)	2.62	$215,014	$(9,087)	1.89
+1%	228,825	(6,589)	2.69	219,173	(4,928)	2.16
0	235,414		3.00	224,101		2.27
−1%	242,627	7,213	3.09	228,991	4,890	2.36
−2%	250,269	14,855	3.19	234,917	10,816	2.50

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2006:

			Total Number
	Total		of Shares	Maximum Number (or Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares That May Yet be
	Shares	Price Paid	Part of Publicly	Purchased Under the Plans or Programs
	Purchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan(b)

For the month ended April 30, 2006	43,600	$47.86	43,600	269,869	$18,507,418
For the month ended May 31, 2006	126,100	$45.65	126,100	269,869	$12,751,474
For the month ended June 30, 2006	123,400	$45.92	123,400	269,869	$7,084,483
For the three months ended June 30, 2006	293,100	$46.09	293,100	269,869	$7,084,483

(a)	In November 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, which represents approximately 425,000 shares, at the discretion of management as part of a repurchase program that began March 30, 2001 (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 4,040,439. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated at any time.

(b)	In April 2006, the Company announced that its Board of Directors authorized an additional share repurchase of $20 million of its common shares, which would be repurchased under a newly adopted plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorization is utilized, subject to conditions specified in the plan, but not later than December 31, 2006. The Company may terminate the plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

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

	Votes	Votes
Nominee	For	Withheld

Billy B. Baumann, M.D.	7,534,202	81,421
R. Kevin Clinton	7,524,802	90,821
Larry W. Thomas	7,536,202	79,421

				Broker
	For	Against	Abstain	Non-Votes

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	7,535,532	79,243	848	0

Item 6.	Exhibits

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

Date: August 9, 2006

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