Form 10-Q
period 2006-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2006-11-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 3, 2006 was 11,654,704.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$292,977	$224,101
Held-to-maturity	509,905	345,702
Other investments	16,664	11,568

Total investments	819,546	581,371
Cash and cash equivalents	50,435	272,988
Premiums receivable	48,581	50,729
Reinsurance recoverable	106,988	109,368
Deferred federal income taxes	34,458	44,039
Property and equipment, net of accumulated depreciation	10,094	11,157
Other assets	29,947	39,676

Total assets	$1,100,049	$1,109,328

LIABILITIES
Unpaid losses and loss adjustment expenses	$689,126	$689,857
Unearned premiums	79,543	82,098
Federal income taxes payable	1,309	762
Long-term debt	30,928	30,928
Other liabilities	33,361	41,830

Total liabilities	834,267	845,475
Minority Interest in Consolidated Subsidiary	—	2,641
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 11,684,973 and 12,500,126 shares outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in-capital	48,262	74,360
Retained earnings	210,348	179,748
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	7,172	7,104

Total shareholders’ equity	265,782	261,212

Total liabilities and shareholders’ equity	$1,100,049	$1,109,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$48,304	$52,991	$117,351	$123,414
Change in net unearned premiums	(10,532)	(12,820)	(4,716)	330

Net premiums earned	37,772	40,171	112,635	123,744
Investment income	11,338	10,752	34,010	33,582
Net realized gains (losses)	100	(428)	1,448	(750)
Other income	198	222	825	687

Total revenues and other income	49,408	50,717	148,918	157,263
Losses and loss adjustment expenses	24,547	30,794	77,220	97,844
Underwriting expenses	7,373	7,538	22,784	25,247
Investment expenses	205	540	602	1,216
Interest expense	786	646	2,258	1,818
Amortization expense	—	157	—	470
General and administrative expenses	302	433	988	2,269
Other expenses	8	48	90	480

Total expenses	33,221	40,156	103,942	129,344

Income before federal income taxes and minority interest	16,187	10,561	44,976	27,919
Federal income tax expense (benefit)	5,162	3,705	14,376	(34,393)

Income before minority interest	11,025	6,856	30,600	62,312
Minority interest in net income of consolidated subsidiary	—	(31)	—	(373)

Net income	$11,025	$6,825	$30,600	$61,939

Net income — per common share
Basic	$0.93	$0.54	$2.52	$4.82
Diluted	$0.91	$0.53	$2.47	$4.72

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Net income	$11,025	$6,825	$30,600	$61,939
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period	5,826	(3,524)	1,082	(9,869)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(272)	(440)	(829)	(696)
Adjustment for realized (gains) losses on investment securities included in net income	—	(26)	(148)	42

Other comprehensive income (loss) before tax and minority interests	5,554	(3,990)	105	(10,523)
Deferred federal income tax expense (benefit)	1,944	(1,396)	37	(3,683)
Change in deferred tax valuation allowance	—	—	—	(7,512)

Other comprehensive income (loss) before minority interest	3,610	(2,594)	68	672
Minority interest in unrealized depreciation	—	6	—	3

Other comprehensive income (loss)	3,610	(2,588)	68	675

Comprehensive income	$14,635	$4,237	$30,668	$62,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$30,600	$61,939
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,240	4,119
Net realized (gains) losses	(1,448)	750
Change in fair value of derivatives	—	1,050
Deferred federal income taxes	9,259	(35,572)
Share-based compensation	459	291
Income on equity method investee	(1,001)	—
Minority interest in net income of consolidated subsidiary	—	373
Changes in:
Unpaid loss and loss adjustment expenses	3,412	(5,690)
Unearned premiums	1,909	1,117
Other assets and liabilities	(4,285)	(5,787)

Net cash from operating activities	41,145	22,590
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(126,979)	(3,752)
Held-to-maturity — fixed income	(188,188)	(112,912)
Other investments	(386)	(8,186)
Property and equipment	(216)	(670)
Proceeds from sales and maturities
Available-for-sale — fixed income	50,938	100,836
Held-to-maturity — fixed income	22,514	52,513
Other investments	2,485	2,835
Property and equipment	6	30
Deconsolidation of PIC-Florida	(2,941)	—
Pending securities transactions	5,285	(7,934)

Net cash (for) from investing activities	(237,482)	22,760
Cash flows from (for) financing activities
Common stock repurchased	(27,701)	(9,399)
Federal income tax effect of share based awards	700	727
Payable for shares repurchased	295	—
Proceeds from stock options exercised	490	1,709

Net cash for financing activities	(26,216)	(6,963)

Net (decrease) increase in cash and cash equivalents	(222,553)	38,387
Cash and cash equivalents, beginning of period	272,988	190,936

Cash and cash equivalents, end of period	$50,435	$229,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective February 28, 2006, APManagement Ltd was liquidated. Effective May 10, 2006, APIndemnity (Bermuda) Ltd. was liquidated. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, value of investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates changed.

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

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” The adoption and its impact on amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements is more fully described in Note 5.

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

During 2005, monthly interest-only payments were made on the note. Principal payments on the note began in January 2006, and will continue every month through December 2012 unless earlier prepaid. The principal payments that began in January 2006 resulted in deemed partial sales of the Company’s investment in PIC-Florida in accordance with SFAS No. 140. As a result of these deemed partial sales, and the resulting change in circumstance, the Company re-evaluated the appropriateness of continuing to consolidate PIC-Florida in accordance with the guidance in FIN 46(R) and determined that the Company was no longer the primary beneficiary as it was no longer at risk for a majority of PIC-Florida’s potential losses. Accordingly, the Company determined that as of January 1, 2006, that its investment in PIC-Florida should be accounted for under the equity method of accounting and no longer consolidated.

The balance of the Company’s investment in PIC-Florida was approximately $2.8 million at September 30, 2006 and is included in the accompanying unaudited Condensed Consolidated Balance Sheet in other investments. The Company’s share of PIC-Florida’s reported net income for the three and nine months ended September 30, 2006 was approximately $294,000 and $583,000, respectively, and is included in investment income in the accompanying unaudited Condensed Consolidated Statements of Income.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2.	Stock Split

On September 25, 2006, the Company’s Board of Directors declared a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. Shares resulting from the stock split were distributed to shareholders on November 1, 2006. Share, per share and option exercise price data in the unaudited Condensed Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split.

3.	Effects of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, additional disclosures will be required in the notes to future consolidated financial statements.

SFAS No. 157, “Fair Value Measurements,” which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on assets held and liabilities carried as of this reporting date, the adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, assets acquired or liabilities assumed in periods prior to the adoption of SFAS No. 157 may result in a different assessment of the impact of adoption.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance to registrants on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its results of operations or financial position.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$11,025	$6,825	$30,600	$61,939

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	11,796	12,667	12,123	12,858
Effect of dilutive stock options and awards	266	312	267	273

Denominator for diluted income per common share — adjusted weighted average shares outstanding	12,062	12,979	12,390	13,131

Net income — basic	$0.93	$0.54	$2.52	$4.82
Net income — diluted	$0.91	$0.53	$2.47	$4.72

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the exercise price exceeds the average stock price during the period and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three months and nine months ended September 30, 2006 and 2005, there were no stock options that were considered to be anti-dilutive. Share amounts and net income per share amounts have been retroactively adjusted to reflect the stock split described in Note 2.

5.	Share-Based Compensation

Equity Compensation Plans

The Board of Directors and shareholders have authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and other share-based awards for officers, directors and employees of the Company.

These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock authorized for issuance under the Plan is 1,800,000 shares, of which only 6,540 remain available for future grants.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the nine months ended September 30, 2006:

	For the Nine Months Ended September 30, 2006
			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In thousands)

Options outstanding at January 1, 2006	776,100	$15.20
Granted during the period	—	—
Exercised during the period	(78,600)	$9.67
Canceled during the period	(1,500)	$26.50

Options outstanding at September 30, 2006	696,000	$15.80	6.34	$11,453

Options exercisable at September 30, 2006	550,253	$12.93	5.80	$10,634

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price (adjusted for the effect of the stock split described in Note 2) of the Company’s common stock for the options that were in-the-money at September 30, 2006. During the nine months ended September 30, 2006, the total intrinsic value of options exercised under the stock option plan was $1.8 million. For the years ended December 31, 2005 and 2004, the total intrinsic value of options exercised was $2.1 million and $4.8 million, respectively, determined as of the date of option exercise.

In January 2004, the Company issued 45,000 shares of non-vested stock under the Plan to certain employees with a market price at the date of grant of $11.47 per share. The shares granted in 2004 vest annually at a rate of 33%, 33% and 34% in January 2005, 2006 and 2007, respectively, as long as the grantees remain employed by the Company.

A summary of the status and changes of nonvested shares issued under the Plan as of and during the nine months ended September 30, 2006 is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Non-vested shares outstanding at January 1, 2006	24,119	$11.47
Granted during the period	—	—
Vested during the period	(11,882)	$11.47
Forfeited during the period	(765)	$11.47

Non-vested shares outstanding at September 30, 2006	11,472	$11.47

The total fair value, at the date of vesting, of stock options and non-vested share awards vested during the nine months ended September 30, 2006 was $3.5 million. For the years ended December 31, 2005 and 2004, the total fair value of stock options and non-vested share awards vested was $5.7 million and $8.5 million, respectively.

As of September 30, 2006, the Company had $303,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of seven months.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R), “Share-Based Payment,” beginning January 1, 2006 using the modified prospective transition method. Accordingly, during the three-month and nine-month periods ended September 30, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, adjusted for estimated forfeitures, using the fair value method. Share-based compensation for option awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. Compensation expense for restricted shares granted is being recognized on a straight-line basis over the requisite service period for the entire award, or three years. The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2006 was as a pre-tax charge to underwriting expense of $122,000 and $459,000, respectively. Net of taxes, the effect on net income was $79,000, or $0.01, per basic and diluted share for the three months ended September 30, 2006 and $298,000, or $0.02, per basic and diluted share for the nine months ended September 30, 2006.

SFAS No. 123(R) also requires that the cash flows resulting from the excess tax benefits associated with the share-based compensation be classified as cash flows from financing activities. Accordingly, the Company has reported excess tax benefits of $700,000 and $727,000 as cash inflows in the financing activities section of the statement of cash flows for the nine-month periods ended September 30, 2006 and 2005, respectively. These incremental tax benefits are also credited to additional paid-in-capital.

Prior to the adoption of SFAS No. 123(R), the unrecognized portion of share-based compensation, based on the APB No. 25 intrinsic value method, was reported as a contra account in the shareholders’ equity section of the balance sheet, net of deferred taxes. Upon the adoption of SFAS No. 123(R) in January 2006, the unearned share-based compensation balance of approximately $84,000 was reclassified to additional-paid-in-capital and subsequently reduced to zero.

Employee share-based compensation expense recognized under SFAS No. 123(R)was not reflected in our results of operations for the three and nine-month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company has historically provided the required pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The originally disclosed pro forma effects of share-based compensation expense have been included here for purposes of comparison to the results of operations for the three and nine months ended September 30, 2006. In accordance with adoption pursuant to the modified-prospective method, previously reported amounts in the income statement have not been changed.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The pro forma information for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)

Net income as reported	$6,825	$61,939
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	190
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(160)	(405)

Pro forma net income	$6,728	$61,724

Basic income per share
As reported	$0.54	$4.82
Pro forma	$0.53	$4.80
Diluted income per share
As reported	$0.53	$4.72
Pro forma	$0.52	$4.70

Valuation Assumptions

There were no stock options or other share-based awards granted during the nine months ended September 30, 2006. The grant date fair value of stock options for award grants made in 2005 was estimated using a binomial lattice model. Prior to 2005, the Company used a Black-Scholes option pricing model to estimate the fair value of option grants at the date of grant. The following table indicates the assumptions used, or in the case of the binomial lattice model the range of assumptions, in estimating the grant date fair value for options granted during the years ended December 31, 2005 and 2004.

	2005	2004
	(Binomial Lattice)	(Black-Scholes)

Risk-free interest rate	4.44%	3.12%
Dividend yield	0%	0%
Expected volatility	10% - 25%	40%
Weighted average volatility	20%	40%
Expected term (years)	4.0	5.0
Weighted average estimated grant date fair value	$4.85	$5.70

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,499	$27	$(2)	$2,524
States and political subdivisions	79,618	465	—	80,083
Corporate securities	205,904	4,482	(242)	210,144
Mortgage-backed securities	191	35	—	226

Total available-for-sale securities	$288,212	$5,009	$(244)	$292,977

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$3,752	$55	$(19)	$3,788
States and political subdivisions	16,106	145	—	16,251
Corporate securities	197,926	6,028	(230)	203,724
Mortgage-backed securities	287	57	(6)	338

Total available-for-sale securities	$218,071	$6,285	$(255)	$224,101

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of September 30, 2006 and December 31, 2005:

	September 30, 2006
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value(1)	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,580	$288	$(1,763)	$141,105
States and political subdivisions	130,265	549	(33)	130,781
Corporate securities	69,230	114	(2,567)	66,777
Mortgage-backed securities	167,830	19	(4,211)	163,638

Total held-to-maturity fixed-income securities	$509,905	$970	$(8,574)	$502,301

(1)	Carrying value includes $4.0 million of unamortized net unrealized appreciation.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2005
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value(2)	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$82,628	$—	$(1,638)	$80,990
States and political subdivisions	2,879	—	(28)	2,851
Corporate securities	69,681	173	(1,572)	68,282
Mortgage-backed securities	190,514	51	(3,753)	186,812

Total held-to-maturity fixed-income securities	$345,702	$224	$(6,991)	$338,935

(2)	Carrying value includes $4.9 million of unamortized net unrealized appreciation.

At September 30, 2006, approximately 99% of the Company’s fixed-income portfolio, both available-for-sale and held-to-maturity (excluding approximately $13.3 million of private placement issues) was considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. The increase in the gross unrecognized holding losses from December 31, 2005 to September 30, 2006 is due to an increase in prevailing interest rates. The Company has evaluated each fixed-income security in an unrealized or unrecognized loss position and has concluded that the declines in market value are temporary in nature due to interest rate increases. The Company has determined that there is no impairment based on the Company’s ability and intent to hold these securities to maturity.

During the three and nine months ended September 30, 2006, the Company recognized impairments totaling $0 and $153,000, respectively, for other than temporary declines in the market value of unaffiliated equity securities, which are included in other investments in the accompanying unaudited Condensed Consolidated Balance Sheets.

7.	Income Taxes

In the second quarter of 2005, the Company reversed the entire deferred tax asset valuation allowance as it had concluded that it was more likely than not that sufficient taxable income would exist in future periods when the deductible temporary differences were expected to reverse. As a result of the reversal, income taxes incurred do not bear the usual relationship to income before federal income taxes for the nine months ended September 30, 2005, while a more customary relationship was present for the three months ended September 30, 2005 and the three and nine months ended September 30, 2006, as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(Dollars in thousands)

Income before taxes	$16,187		$10,561		$44,976		$27,919

Tax at statutory rate	5,665	35.0%	3,689	34.9%	15,742	35.0%	9,764	35.0%
Tax effect of:
Tax exempt interest	(599)	(3.7)%	(39)	(0.4)%	(1,492)	(3.3)%	(142)	(0.5)%
Other items, net	96	0.6%	55	0.5%	126	0.3%	36	0.1%
Valuation allowance	—	0.0%	—	0.0%	—	0.0%	(44,051)	(157.8)%

	$5,162	31.9%	$3,705	35.1%	$14,376	32.0%	$(34,393)	(123.2)%

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

For additional information regarding the Company’s accounting for the deferred tax valuation allowance and its reversal during 2005, see Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

8.	Shareholders Equity

The Board of Directors has authorized the Company to purchase shares of its outstanding common stock under two separate plans. In November 2005, the Board of Directors authorized the purchase of approximately 637,500 additional shares at the discretion of management (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 6,060,659. At September 30, 2006, 404,804 shares remained available for repurchase under the discretionary plan, subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. Shares repurchased under this authorization during the three-month and nine-month periods ended September 30, 2006, as well as the total number of shares repurchased pursuant to prior authorizations under the discretionary plan are shown in the table below.

	Discretionary Plan
	Total
	Number of		Average
	Shares	Total	Price Paid
	Purchased	Cost	per Share
		(In thousands)

Three months ended March 31, 2006	191,250	$6,110	$31.95
Three months ended June 30, 2006	18,750	594	31.69
Three months ended September 30, 2006	—	—	—

Nine months ended September 30, 2006	210,000	$6,704	$31.92

Inception to date as of September 30, 2006	5,655,855	$84,144	$14.88

In April 2006, the Company announced that its Board of Directors had authorized a share repurchase of $20 million of its common shares pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2006, the Board of Directors authorized an additional share repurchase of $10 million of its common shares under this plan. Shares repurchased under a Rule 10b5-1 plan may be repurchased at times when the Company otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf.

	Rule 10b5-1 Plan
	Total
	Number of		Average
	Shares	Total	Price Paid
	Purchased	Cost	per Share
		(In thousands)

Three months ended March 31, 2006	—	$—	$—
Three months ended June 30, 2006	420,900	12,916	30.69
Three months ended September 30, 2006	253,800	8,081	31.84

Nine months ended September 30, 2006	674,700	$20,997	$31.12

Inception to date as of September 30, 2006	674,700	$20,997	$31.12

At September 30, 2006, there was $9.0 million remaining to be purchased under the Rule 10b5-1 plan. On October 27, 2006, the Company’s Board of Directors adopted a new stock repurchase plan for 2007 under

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan. The Rule 10b5-1 plan share repurchases are expected to continue until the authorizations are fully utilized, subject to conditions specified in the Rule 10b5-1 plan. However, the Company may terminate the plan at any time.

9.	Subsequent Event

On July 26, 2006, ProAssurance Corporation (“ProAssurance”) and Physicians Insurance Company of Wisconsin, Inc. (“PIC-Wisconsin”) announced that PIC-Wisconsin shareholders had approved PIC-Wisconsin’s merger into ProAssurance effective on August 1, 2006. Under the terms of the merger, each share of PIC-Wisconsin common stock was converted to shares of ProAssurance common stock having a value of approximately $5,000. Accordingly, the Company received ProAssurance common stock, having a total value of approximately $9.7 million in exchange for the 1,942 shares of PIC-Wisconsin common stock the Company owned. The carrying value of the Company’s PIC-Wisconsin common stock was $7.6 million. In October 2006, the Company sold its shares of ProAssurance common stock and realized a gain of $2.1 million in connection with the sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2005, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

On September 25, 2006, the Company’s Board of Directors declared a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. Shares resulting from the stock split were distributed to shareholders on November 1, 2006. Share, per share and option exercise price data in this report have been retroactively adjusted to reflect the stock split.

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

Details regarding the adoption of SFAS No. 123(R), and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three and nine months ended September 30, 2006 was approximately $122,000 and $459,000, respectively. As of September 30, 2006, the Company had $303,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of seven months.

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

Results of Operations — Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and nine-month period ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2006	2005	Dollar	Percentage	2006	2005	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Direct premiums written	$51,819	$61,841	$(10,022)	(16.2)%	$125,742	$147,739	$(21,997)	(14.9)%

Net premiums written	$48,304	$52,991	$(4,687)	(8.8)%	$117,351	$123,414	$(6,063)	(4.9)%

Net earned premium	$37,772	$40,171	$(2,399)	(6.0)%	$112,635	$123,744	$(11,109)	(9.0)%
Losses and loss adjustment expenses Current year losses	27,693	32,055	(4,362)	(13.6)%	85,352	99,960	(14,608)	(14.6)%
Prior year losses	(3,146)	(1,261)	(1,885)	(149.5)%	(8,132)	(2,116)	(6,016)	(284.3)%

Total	24,547	30,794	(6,247)	(20.3)%	77,220	97,844	(20,624)	(21.1)%
Underwriting expenses	7,373	7,538	(165)	(2.2)%	22,784	25,247	(2,463)	(9.8)%

Total underwriting gain	5,852	1,839	4,013	218.2%	12,631	653	11,978	1834.3%
Other revenue (expense) items
Investment income	11,338	10,752	586	5.5%	34,010	33,582	428	1.3%
Net realized gains (losses)	100	(428)	528	123.4%	1,448	(750)	2,198	293.1%
Other income	198	222	(24)	(10.8)%	825	687	138	20.1%
Other expenses(1)	(1,301)	(1,824)	523	28.7%	(3,938)	(6,253)	2,315	37.0%

Total other revenue and expenses items	10,335	8,722	1,613	18.5%	32,345	27,266	5,079	18.6%

Income before federal income taxes and minority interest	16,187	10,561	5,626	53.3%	44,976	27,919	17,057	61.1%
Federal in come tax expense (benefit)	5,162	3,705	1,457	(39.3)%	14,376	(34,393)	48,769	141.8%

Income before minority interest	11,025	6,856	4,169	60.8%	30,600	62,312	(31,712)	(50.9)%
Minority interest in income of consolidated subsidiary	—	(31)	31	(100.0)%	—	(373)	373	(100.0)%

Net income	$11,025	$6,825	$4,200	61.5%	$30,600	$61,939	$(31,339)	(50.6)%

Loss Ratio:
Accident year	73.3%	79.8%		6.5%	75.8%	80.8%		5.0%
Priory ears	(8.3)%	(3.1)%		5.2%	(7.2)%	(1.7)%		5.5%
Calendar year	65.0%	76.7%		11.7%	68.6%	79.1%		10.5%
Underwriting expense ratio	19.5%	18.8%		(0.7)%	20.2%	20.4%		0.2%
Combined ratio	84.5%	95.5%		11.0%	88.8%	99.5%		10.7%

(1)	Other expenses includes investment expenses, interest expense, amortization expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

The increase in net income for the three months ended September 30, 2006 compared to the same period in 2005 is primarily the result of improved underwriting results. Increases in investment income and realized gains, as well as a decrease in other expenses, also contributed to the increase in reported net income. Net income for the nine months ended September 30, 2006 compared to 2005 decreased $31.3 million. This decrease is primarily attributable to the reversal of the deferred tax valuation allowance in the second quarter of 2005, which contributed $44.1 million to net income in the form of a federal income tax benefit for the nine months ended September 30, 2005. Income before federal income taxes and minority interests, or pre-tax income, for the nine months ended September 30, 2006 increased $17.1 million to $45.0 million when compared to the nine months ended September 30, 2005. This increase in pre-tax income was the result of the same factors that contributed to the increase in net income for the three months ended September 30, 2006.

The following table shows our direct premiums written by major geographical market for the three months and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2006	2005	Dollar	Percentage	2006	2005	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Direct premiums written
Michigan	$17,411	$18,216	$(805)	(4.4)%	$36,739	$39,275	$(2,536)	(6.5)%
Illinois	17,379	21,067	(3,688)	(17.5)%	42,185	47,915	(5,730)	(12.0)%
Ohio	7,887	8,887	(1,000)	(11.3)%	22,965	25,119	(2,154)	(8.6)%
New Mexico	6,124	6,882	(758)	(11.0)%	15,903	16,929	(1,026)	(6.1)%
Other	1,712	1,730	(18)	(1.0)%	2,859	3,018	(159)	(5.3)%
Kentucky	1,306	1,836	(530)	(28.9)%	5,091	8,191	(3,100)	(37.8)%
PIC-Florida	—	3,223	(3,223)	(100.0)%	—	7,292	(7,292)	(100.0)%

Total	$51,819	$61,841	$(10,022)	(16.2)%	$125,742	$147,739	$(21,997)	(14.9)%

As seen above, direct premiums written for the three months and nine months ended September 30, 2006 decreased $10.0 million and $22.0 million, respectively, compared to the same periods in 2005. The deconsolidation of PIC-Florida accounted for $3.2 million and $7.3 million, respectively, of these decreases. The deconsolidation of PIC-Florida is described more fully in Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. In addition, the exit from our health line of business in Michigan accounted for an additional $2.3 million of the decrease in the nine month period. The remainder of the decreases were the result of price competition in our core medical professional liability markets, primarily in our Illinois, Ohio and Kentucky markets. Although the medical professional liability market continues to be competitive, we remain committed to our strategy of adequate pricing and strict underwriting. This strategy may result in the loss of additional policyholders and further decreases in direct premiums written. Our insured physician count at September 30, 2006 was 9,495, a decrease of 324, or 3.3% compared to September 30, 2005. However, the count dropped less than 1% compared to December 31, 2005.

Effective January 1, 2006, we began retaining a 50% participation in our excess of loss reinsurance layer, which is all losses in excess of $500,000, compared to a 20% participation in 2005. In addition to the increase in retention, our 2006 reinsurance treaty is no longer swing-rated. These changes in reinsurance are the primary reason that the decreases in net premiums written do not correlate with the decreases in direct premiums written, as the effect of the increased participation has reduced our ceded premium writings. Ceded premiums written for our core medical professional liability business, excluding amounts attributable to PIC-Florida for comparative reasons due to its deconsolidation in 2006, were 6.6% and 12.9% of direct premiums written during the nine months ended September 30, 2006 and 2005, respectively. While we anticipate that the changes in our reinsurance treaties from 2005 to 2006 will continue to result in an increase in our net premiums written and earned, the ultimate impact of these changes in our reinsurance treaties on net income will depend upon future underwriting results.

The effects of the changes in our reinsurance program did not have as dramatic an effect on net premiums earned as it did on net premiums written for the nine months ended September 30, 2006 compared to 2005, as in 2006 we continue to earn in some of the premiums written under the 2005 treaty. This impact was minimized for the quarter, as a substantially larger percentage of the premiums earned during the three months ended September 30, 2006 and 2005 were written and earned in the same year.

The decreases in our incurred loss and loss adjustment expenses were partially attributable to decreases in exposure as a result of the 6.0% and 9.0% decreases in net premiums earned for the three and nine months ended September 30, 2006. We also continue to benefit from the enhancements we have made in our underwriting processes and claims processes over the last several years. The changes in our underwriting processes have resulted in a more stable book of insured accounts, which has resulted in a steady decline in the number of claims reported to us each quarter. Reported claims for the three months ended September 30, 2006 totaled 297, compared to 361 in the third quarter of 2005. As the number of claims reported to us has been decreasing, our average net paid loss has remained relatively consistent. While we anticipate that the benefits of the changes in our underwriting and claims handling practices will continue to result in decreases in the number of claims reported, we anticipate that the rate of decrease will be slower than the current rate.

The loss ratios for the three and nine months ended September 30, 2006 were 65.0% and 68.6%, respectively, compared with loss ratios of 76.7% and 79.1% for the three and nine months ended September 30, 2005, respectively. The decreases in the loss ratios are the result of the factors described above, as well as the rate increases we have taken over the last two to three years, which are now being fully earned. Favorable development on prior years’ loss reserves was $3.1 million and $8.1 million for the three and nine months ended September 30, 2006, respectively. Incurred losses and loss adjustment expenses for the three and nine months ended September 30, 2005 included approximately $1.3 million and $2.1 million of favorable prior year development. The favorable development on prior years’ loss reserves experienced in 2006 was primarily attributable to the emergence of lower frequency and severity trends than originally projected, especially related to accident years 2003 through 2005 in our Michigan and Ohio medical professional liability markets. These positive factors were partially offset by an increase in prior year reserves in our Florida market.

For the nine months ended September 30, 2006, the decrease in underwriting expense, compared to the nine months ended September 30, 2005, correlates with the decrease in net premiums earned for the same periods, as demonstrated by the approximately equivalent underwriting ratios of 20.2% for 2006 and 20.4% for 2005. The decrease in underwriting expenses for the three months ended September 30, 2006 was not as dramatic as the decrease in the nine-month period, primarily as a result of lower expenses during the three months ended September 30, 2005 due to a reduction of liabilities of approximately $500,000 recorded in the third quarter of 2005 related to an information technology implementation settlement.

Investment income was $11.3 million for the three months ended September 30, 2006 compared to $10.8 million for the same period in 2005. The overall investment yield for the three months ended September 30, 2006 was 5.29% compared to 5.18% for the same period in 2005. The increased investment yield was the result of higher short-term rates and the improved performance of certain collateralized mortgage obligations and equity investments in the third quarter. Investment income was $34.0 million for the nine months ended September 30, 2006 compared to $33.6 million for the same period in 2005. The overall annual yield on our investment portfolio decreased to 5.33% for the nine months ended September 30, 2006 compared to 5.40% for the nine months ended September 30, 2005. Investment income increased for the nine months ended September 30, 2006 primarily as a result of an increase in the overall average size of our investment portfolio. However, the nine month yield decreased as a result of the increased allocation in our portfolio to tax-exempt securities compared to 2005. In the first quarter of 2006, we purchased $193.0 million of tax-exempt securities. We now have a 24.2% allocation of our cash and investment portfolio in tax-exempt securities. The average annual yield on these securities is expected to be approximately 3.8%. Although we anticipate our annual gross investment returns to decrease in the future as a result of this allocation decision, we expect that the overall impact on net income of the purchase of these securities will be positive because of the associated tax savings.

Net realized gains reported for the nine months ended September 30, 2006 were primarily the result of the sale of investment real estate in the second quarter of 2006. This sale resulted in a realized gain of $1.4 million. Net realized losses for the three and nine months ended September 30, 2005 were the result of write-downs of the value of investment real estate holdings in Western Michigan. The last of these Western Michigan investment real estate properties was sold in the fourth quarter of 2005.

Other expenses consist primarily of investment expenses, interest expense, amortization expense, general and administrative expenses as shown below.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2006	2005	Dollar	Percentage	2006	2005	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Other expenses
Investment expenses	205	540	(335)	(62.0)%	602	1,216	(614)	(50.5)%
Interest expense	786	646	140	21.7%	2,258	1,818	440	24.2%
Amortization expense	—	157	(157)	(100.0)%	—	470	(470)	(100.0)%
General and administrative expenses	302	433	(131)	(30.3)%	988	2,269	(1,281)	(56.5)%
Other	8	48	(40)	(83.3)%	90	480	(390)	(81.3)%

Total	1,301	1,824	(523)	(28.7)%	3,938	6,253	(2,315)	(37.0)%

The decreases in other expenses for the three months and nine months ended September 30, 2006 were primarily the result of decreased depreciation expense related to investment real estate properties (investment expenses), the elimination of amortization expense as all intangible assets were fully amortized as of December 31, 2005, reduced professional service fees and other expenses following the initial year implementation in 2005 of the Securities and Exchange Commission requirements relating to certification of our internal control over financial reporting (general and administrative expenses), and reduced exit costs activities (“other” expenses).

Partially offsetting these decreases in other expenses were increases in interest expense as a result of increases in short-term interest rates. Our long-term debt of $30.9 million bears interest at 4.15% plus the three-month London Inter Bank Offered Rate (“LIBOR”). The weighted average annual interest rate for this debt was 9.65% and 9.20% for the three and nine months ended September 30, 2006, compared to 7.86% and 7.29% for the same periods in 2005. If the three-month LIBOR continues to increase, our interest expense will also increase. However, the annual rate of interest on this debt is capped at 12.5%. We currently anticipate that we will reduce or eliminate this debt in 2008. However, any such debt reduction is subject to cash flow and other liquidity factors as discussed in “— Liquidity and Capital Resources” below.

The effective tax rate for the three and nine months ended September 30, 2006 was 31.9% and 32.0%, respectively, compared with 35.1% and (123.2)% for the three and nine months ended September 30, 2005, respectively. The 2006 rates differ from the statutory rate of 35% primarily as a result of tax exempt investment income. Federal income taxes do not bear the usual relationship to pre-tax income for the nine-month period ended September 30, 2005 as a result of the effects of the reversal of the deferred tax asset valuation allowance, which created a $44.1 million tax benefit during the nine months ended September 30, 2005.

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

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. Through September 30, 2006, American Physicians had paid APCapital $32 million in dividends, which was the maximum amount of dividends that could be paid without prior approval by the State of Michigan Office of Financial and Insurance Services. These dividends are being used to fund APCapital’s debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock. At September 30, 2006, APCapital’s net cash and cash equivalent resources totaled approximately $13.9 million.

We continue to repurchase shares of our outstanding common stock, including 884,700 shares for $27.7 million in the first nine months of 2006. See Note 8 of the Notes to Condensed Consolidated Financial Statements for details of our share repurchase plans.

Our net cash flow from operations was $41.1 million for the nine months ended September 30, 2006, compared to $22.6 million for the same period of 2005. The increase in cash provided by operations was primarily the result of a $34.3 million decrease in paid loss and loss adjustment expenses, partially offset by a reduction in cash premium receipts of $7.7 million, a $3.7 million reduction in investment income collected and an increase in operating expenses paid of $4.4 million.

At September 30, 2006, the Company had $50.4 million of cash and cash equivalents and $49.2 million of fixed-income securities that mature in the next year that are available to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of September 30, 2006, we had approximately $197.4 million, $300.9 million and $87.3 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $168.1 million of mortgage-backed securities that provide periodic principal repayments.

On July 26, 2006, ProAssurance Corporation (“ProAssurance”) and Physicians Insurance Company of Wisconsin, Inc. (“PIC-Wisconsin”) announced that PIC-Wisconsin shareholders had approved PIC-Wisconsin’s merger into ProAssurance effective on August 1, 2006. Under the terms of the merger, each share of PIC-Wisconsin common stock was converted to shares of ProAssurance common stock having a value of approximately $5,000. Accordingly, we received ProAssurance common stock, having a total value of approximately $9.7 million in exchange for the 1,942 shares of PIC-Wisconsin common stock we owned. The carrying value of our PIC-Wisconsin common stock was $7.6 million. In October 2006, we sold our shares of ProAssurance common stock and realized a gain of $2.1 million in connection with the sale during the fourth quarter of 2006.

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

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at September 30, 2006 was approximately $245.7 million. The $245.7 million of surplus results in a net premiums written to surplus ratio of 0.61:1. Surplus at December 31, 2005 was approximately $240.1 million, yielding a net premiums written to surplus ratio of 0.64:1. The increase in statutory surplus from December 31, 2005 to September 30, 2006 is the result of net income of $38.0 million, partially offset by $32 million of dividend payments by American Physicians to its parent company, APCapital. In general, A.M. Best and state insurance regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of 1:1 or lower.

During the second quarter of 2006, our primary insurance subsidiary, American Physicians received an upgrade in its A.M. Best rating from B+ to B++. Both the B++ and B+ ratings are considered “Very Good” by A.M. Best.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Medical professional liability insurance is a “long-tailed” line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets, primarily Michigan and New Mexico. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. These claims, and their associated reserves, are referred to as incurred but not reported, or IBNR. IBNR reserves may also be recorded as part of the actuarial estimation of total reserves to cover any deficiency or redundancy in case reserves that may be indicated by the actuary’s analyses.

As previously mentioned in our discussion of incurred losses in the “— Results of Operations” section of this report, the number of claims reported to us has been steadily decreasing over the last two to three years. As a result, our open claim count has also been decreasing as we settle and close claims.

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of September 30, 2006 and December 31, 2005. Net reserves include direct and assumed reserves, the amount reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheet, included elsewhere in this report, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet. Data in the table does not include PIC-Florida counts or reserves, as claim count data has historically not been available to us.

	September 30,	December 31,
	2006	2005	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$325,708	$366,138	$(40,430)	(11.0)%
Number of open claims	2,347	2,991	(644)	(21.5)%
Average net case reserve per open claim	$138,776	$122,413	$16,363	13.4%
Net IBNR reserves	$228,298	$178,123	$50,175	28.2%
Total net reserves	$554,006	$544,261	$9,745	1.8%

Workers’ compensation is also a long-tailed line of business, and as a result, even though all workers’ compensation policies expired in the second quarter of 2005, it will be several years until we settle all workers’ compensation claims. Our open number of workers’ compensation claims has decreased from 585 at December 31, 2005 to 410 at September 30, 2006. Workers’ compensation net reserves at September 30, 2006 were $29.0 million compared with $34.8 million at December 31, 2005. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of September 30, 2006 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.

Activity in the liability for unpaid loss and loss adjustment expenses for the nine months ended September 30, 2006 and the year ended December 31, 2005 was as follows:

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005

Beginning balance, gross	$689,857	$693,630
Less, reinsurance recoverables	107,692	101,791

Net reserves, beginning balance	582,165	591,839
Deconsolidation of PIC-FL	(2,418)	—
Incurred related to
Current year	85,352	131,496
Prior years	(8,132)	(4,372)

	77,220	127,124

Paid related to
Current year	1,731	5,054
Prior years	71,389	131,744

	73,120	136,798

Net reserves, ending balance	583,847	582,165
Plus, reinsurance recoverables	105,279	107,692

Ending balance, gross	$689,126	$689,857

Development as a % of beginning net reserves	(1.4)%	(0.7)%

While we believe that our estimate for ultimate projected losses related to our medical professional liability segment is adequate based on our open and reported claim counts and paid loss history, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time it can take for claim patterns to emerge.

Other Significant Balance Sheet Items

Our invested assets at September 30, 2006 consist primarily of fixed-income securities (92.3%) and cash and cash equivalents (5.8%). In addition we hold a small amount of strategic equity security investments, investment real estate and investment real estate limited partnerships (1.9%). Approximately 63.5% of our fixed-income securities were classified as held-to-maturity at September 30, 2006. For more information on our fixed-income security portfolio and the risks inherent to such a portfolio, see “Item 3 — Quantitative and Qualitative Disclosures About Market and Credit Risk,” included elsewhere in this report.

At September 30, 2006, we had $50.4 million of cash and cash equivalents compared to $273.0 million at December 31, 2005. In the first quarter of 2006, we purchased $193.0 million of tax-exempt securities in anticipation of the utilization of the majority of our federal income tax net operating loss carryforwards sometime during 2006.

Our deferred income tax assets decreased approximately $9.6 million almost exclusively as a result of utilizing the remaining net operating loss carryforwards from the 2003 tax year. We still have approximately $3.5 million of net operating loss carryforwards. However these carryforwards are limited to an annual use of about $914,000 per year. In addition, we have approximately $6.5 million of minimum tax credits, which can be carried forward indefinitely and used to reduce our regular tax liability to the alternative minimum tax amount, if that amount is lower.

Other assets decreased $9.7 million to $29.9 million at September 30, 2006. The decrease was primarily the result of a $5.3 million decrease in the prepaid reinsurance premium, also known as ceded unearned premium. This decrease was largely attributable to the changes in our reinsurance treaties, discussed elsewhere in this report.

However, approximately $2.5 million of the $5.3 million decrease in prepaid reinsurance premiums was the result of the deconsolidation of PIC-Florida. In addition to the decrease in prepaid reinsurance premiums, receivables for securities decreased $5.4 million as a result of the timing of investment transactions near each respective period end. These decreases were partially offset by an increase in accrued investment income of $3.6 million related to a higher invested asset base and a shift in our portfolio from cash and cash equivalents, which pay interest monthly, to tax-exempt securities, which typically pay interest semi-annually.

Other liabilities decreased $8.5 million to $33.4 million at September 30, 2006. In addition to accounts payable and other accruals, other liabilities included ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $8.5 million decrease was partially the result of a $3.3 million decrease in ceded reinsurance payable, attributable to the settlement of prior year “swing-rated” treaties ($4.8 million) and the deconsolidation of PIC-Florida ($1.6 million), partially offset by adjustments made to deposit premiums paid in prior years ($3.2 million). In addition, there was a $3.1 million decrease in premiums received in advance, primarily due to the significant balance at December 31, 2005, which is the result of premiums received in advance of a large January 1 renewal date. Finally, there was a decrease in accrued expenses and other liabilities of approximately $2.2 million primarily due to the payment of a large unpaid corporate insurance invoice at December 31, 2005 and a decrease in our payables due to certain state patient compensation funds.

Shareholders’ equity at September 30, 2006 was $265.8 million, an increase of $4.6 million from $261.2 million at December 31, 2005. The increase was primarily attributable to reported net income of $30.6 million for the nine months ended September 30, 2006, as well as an increase in additional-paid-in-capital of approximately $1.6 million attributable to our equity compensation plans. These increases were partially offset by the repurchase of $27.7 million of the Company’s outstanding common stock in the first nine months of 2006. The Company’s book value per common share outstanding at September 30, 2006 was $22.75, based on 11,684,973 shares outstanding, compared to $20.90 per common share outstanding at December 31, 2005. Total shares outstanding at December 31, 2005 were 12,500,125.

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

Effects of New Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 3 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such information is incorporated herein by reference.

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

As of September 30, 2006, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At September 30, 2006, 99% of our fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.3 million of private placement issues, which constitutes 1.7% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit rating of BBB and above. The weighted average credit quality of our fixed-income security portfolio (again, excluding private placement issues) on the Standard & Poor’s credit rating scale was AA+ at September 30, 2006. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, our held-to-maturity investment security portfolio includes approximately $167.8 million, or 32.9%, of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At September 30, 2006, our available-for-sale fixed-income security portfolio was valued at $293.0 million and had an average modified duration of 2.84 years, compared to a portfolio valued at $224.1 million with an average modified duration of 2.27 years at December 31, 2005. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at September 30, 2006 and December 31, 2005. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	September 30, 2006			December 31, 2005
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$277,589	$(15,388)	2.53	$215,014	$(9,087)	1.89
+1%	284,902	(8,075)	2.59	219,173	(4,928)	2.16
0	292,977		2.84	224,101		2.27
−1%	301,586	8,609	2.92	228,991	4,890	2.36
−2%	310,691	17,714	3.01	234,917	10,816	2.50

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

An investment in our common stock involves numerous risks and uncertainties. The first risk factor in Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 has been amended and restated in its entirety as set forth in the Form 10-Q for the period ended March 31, 2006. There have been no other material changes from the risk factors contained in Item 1A of that Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2006:

			Total Number
	Total		of Shares	Maximum Number (or Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares That May Yet be
	Shares	Price Paid	Part of Publicly	Purchased Under the Plans or Programs
	Purchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan(b)

For the month ended July 31, 2006	68,250	$32.25	68,250	404,804	$4,883,124
For the month ended August 31, 2006	120,300	$31.21	120,300	404,804	$11,128,374
For the month ended September 30, 2006	65,250	$32.57	65,250	404,804	$9,002,752
For the three months ended September 30, 2006	253,800	$31.84	253,800	404,804	$9,002,752

(a)	In November 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, which represents approximately 637,500 shares, at the discretion of management as part of a repurchase program that began March 30, 2001 (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 6,060,659. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated at any time.

(b)	In April 2006, the Company announced that its Board of Directors authorized an additional share repurchase of $20 million of its common shares, which would be repurchased under a newly adopted plan under

Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2006, the Board of Directors authorized an additional share repurchase of $10 million of its common shares under the Rule 10b5-1 plan. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2006. The Company may terminate the plan at any time. On October 27, 2006, the Company’s Board of Directors adopted a new stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan.

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

Date: November 9, 2006

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