Form 10-K
period 2006-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2007-03-14
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Registrant’s telephone number, including area code:
(517) 351-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2006, based on $35.06 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Stock Market’s National Market), was approximately $363.7 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.

As of February 28, 2007 the registrant had 11,411,874 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Explanatory Note

All share and per share data included in this Report on Form 10-K has been retroactively adjusted to reflect a three-for-two stock split, which was effective November 1, 2006.

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

APCapital was incorporated in Michigan in July 2000 to facilitate the conversion of American Physicians from a mutual insurance company to a publicly owned stock insurance company. In connection with this conversion, APCapital offered its common stock to policyholders of American Physicians, various other groups having specified relationships to American Physicians and to the general public. APCapital’s stock began trading on the Nasdaq Stock Market’s National Market under the symbol “ACAP” on December 8, 2000. The conversion became effective, the offerings were closed and American Physicians and its subsidiaries became subsidiaries of APCapital on December 13, 2000.

Over the last several years we have made significant changes to the composition of business written by our three insurance companies: American Physicians, APSpecialty Insurance Corporation, or APSpecialty, and Insurance Corporation of America, or ICA. In 2001, we discontinued writing personal and commercial lines insurance and in 2003 we announced our exit from the workers’ compensation and health insurance lines of business. Our last workers’ compensation and health policies expired on June 30, 2005, putting all three of these insurance lines effectively into run-off.

American Physicians was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan. Today American Physicians focuses on writing physician medical professional liability coverage in five core states: Michigan, Illinois, Ohio, New Mexico and Kentucky. The Company also writes a small amount of business in contiguous states. APSpecialty, a wholly owned subsidiary of American Physicians, did not write any business in 2006, but is positioned so that in the future it can support American Physicians either through writing excess and surplus lines business or with an alternative pricing structure. ICA was the Company’s primary workers’ compensation carrier. With our exit from this line, ICA is no longer writing any business, but maintains the run-off workers’ compensation reserves.

Medical professional liability direct premiums written in our five core markets represented 98%, 92% and 87% of the Company’s total direct premiums written in 2006, 2005 and 2004, respectively, as shown in the table below.

	For the Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
		Total		Total		Total
	(In thousands)

Direct premiums written:
Michigan	$50,302	32.1%	$53,489	28.8%	$59,903	28.0%
Illinois	48,421	30.9%	54,536	29.4%	55,439	25.9%
Ohio	28,292	18.0%	31,234	16.8%	35,861	16.8%
New Mexico	20,759	13.2%	21,667	11.7%	20,534	9.6%
Kentucky	5,878	3.7%	10,337	5.6%	13,877	6.5%
All Other	3,228	2.1%	3,799	2.1%	9,615	4.5%

Total medical professional liability	156,880	100.0%	175,062	94.4%	195,229	91.3%
Exited lines of business	(14)	0.0%	2,057	1.1%	10,911	5.1%
PIC-Florida(1)	—	0.0%	8,392	4.5%	7,805	3.6%

Total direct premiums written	$156,866	100.0%	$185,511	100.0%	$213,945	100.0%

Net premiums earned:
Medical professional liability	$149,790	75.2%	$160,256	75.3%	$171,529	68.4%
Exited lines of business	(102)	−0.1%	713	0.3%	26,744	10.7%
PIC-Florida(1)	—	0.0%	3,314	1.6%	2,306	0.9%

Total net premiums earned	149,688	75.1%	164,283	77.2%	200,579	80.0%
Investment income	45,253	22.7%	45,163	21.2%	47,373	18.9%
Realized gains	3,310	1.7%	2,033	1.0%	1,551	0.6%
Other income	1,031	0.5%	1,387	0.6%	1,177	0.5%

Total revenue	$199,282	100.0%	$212,866	100.0%	$250,680	100.0%

(1)	In 2005 and 2004 the accounts of PIC-Florida were included in the Consolidated Financial Statements. In 2006, PIC-Florida is no longer being consolidated, but rather is accounted for using the equity method of accounting. See Note 1 to the Consolidated Financial Statements for more information.

We have previously reported medical professional liability and other lines insurance operating segments, as well as a corporate and other segment. However, due to the diminished financial significance of our other insurance lines and the emphasis of the corporate and other organizations to support the underlying medical professional liability operations of the Company, the Company has determined in 2006 that we now have a single reportable segment that encompasses all of the Company’s operations. Accordingly, segment reporting has been discontinued.

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

We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second group policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2006, we have approximately 9,500 policies in force in 7 states, with a concentration in our core Midwestern states of Michigan, Ohio, and Illinois, as well as Kentucky and New Mexico.

Marketing.  Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances. These alliances include medical society endorsements, purchasing group programs and other marketing alliances.

Our medical professional liability product line is marketed through approximately 47 agents in 6 states, with one strategic agency, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency, collectively referred to as SCW. SCW accounted for approximately 32% of medical professional liability direct premiums written during 2006. This relationship is discussed in more detail in “Item 1 — Business-Important Agency Relationship.”

The majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which makes us less vulnerable to changes in market conditions. We also work with financially sound agencies that focus on this line in targeted geographic areas. In 2006 and 2005, our captive agents generated 42% and 33% of our premiums, respectively, independent agents generated 45% and 55%, respectively, and we produced 13% and 12% of premiums, respectively, on a direct basis without agent involvement. Our top ten agencies produced $107.5 million of direct premiums written, or 69% of total premium writings in 2006.

The Michigan State Medical Society, or MSMS, has endorsed American Physicians as its exclusive professional liability carrier of choice for 31 years. We compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is also endorsed by the Michigan Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.

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

Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 31 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk physicians to insure with American Physicians.

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

Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expenses, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. We emphasize early evaluation and aggressive management of claims. A part of our overall claims strategy is to establish regional claims departments in our major markets. This local presence helps to facilitate better defense attorney coordination by allowing us to meet with defense attorneys and policyholders, and to develop claims staff that have experience with the region’s legal environment, which enables us to more accurately establish case reserves.

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

We receive an annual statement of opinion, as required by insurance regulatory authorities, by an external consulting actuary concerning the adequacy of our reserves. Typically, as of the end of the third quarter of each year, our external actuary performs an in-depth analysis of our reserves and provides us with a preliminary indication of what the actuary believes is the appropriate level for our recorded reserves. After year end, the external actuary updates this analysis for fourth quarter development on the basis of which the actuary renders an opinion regarding the adequacy of our reserves. As part of this year end analysis, the external actuary determines a range of reserve estimates, based on its projection methodologies, and a “select” amount within the range. If our recorded reserves are not within a reasonable range of the external actuary’s select amount, we adjust reserves to be within their range. This external review of our reserves is one of the key factors in our overall assessment of the adequacy of our reserves. To the extent that the external actuary’s projections produce results similar to those we have developed internally, we can be reasonably assured that our assumptions and methodologies used to project ultimate losses are adequate.

Statutory accounting principles require reserves to be reported net of reinsurance. Accounting principles generally accepted in the United States of America, or GAAP, require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, our statutory and GAAP reserves are identical, with the exception of the reserves for extended reporting endorsements, approximately $13 million, which are required to be carried as unearned premium reserves for statutory accounting purposes.

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

Prior to 2006, our primary professional liability reinsurance contract was “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract was subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We paid a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. We have historically recorded ceded premiums related to these swing-rated treaties at the maximum amount based on our projected ceded loss and LAE experience. Under our 2006 treaty, which is no longer swing-rated, we retain the first $500,000 of loss exposure and 50% of the next $1.5 million. We do not write any policies with limits greater than $2 million per claim.

The following table identifies our principal reinsurers, their percentage of our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2006. A.M. Best Company classifies an “A” rating as “Excellent” and an “A+” rating as “Superior.” The following reinsurers exceeded 5% of total amounts recoverable from reinsurers.

					% of 2006
			Amounts	2006 Total Ceded	Amounts
	A.M. Best		Recoverable From	Premiums	Recoverable From
Reinsurer	Rating		Reinsurers	Written	Reinsurers
	(Dollars in thousands)

Hannover Ruckversicherungs	A		$45,419	$2,951	40.0%
Munich Reins Amer	A		26,190	2,948	23.1%
Transatlantic Reinsurance Company	A	+	10,605	1,032	9.4%
Aspen Ins UK Ltd	A		5,904	(51)	5.2%

The recoverable from Hannover Ruckversicherungs, or Hannover, is secured by assets that Hannover maintains in Master U.S. Reinsurance Trust domiciled in New York.

Capital and Surplus.  To ensure the security of our policyholders, we must maintain assets in excess of total liabilities. This excess, or “surplus,” is the principal measure used by state insurance regulators, and rating agencies such as A.M. Best Company, to evaluate the Company’s financial strength. Medical professional liability insurers generally attempt to keep this surplus level at least equal to their annual net premiums written.

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

A.M. Best Company Rating

A.M. Best Company, or A.M. Best, rates the financial strength and ability to meet policyholder obligations of our insurance subsidiaries. During 2006, our primary insurance subsidiary, American Physicians, received an upgrade in its A.M. Best rating from B+ to B++, which is the fifth highest of 15 rating levels. Both the B++ and B+ ratings are considered Very Good, and according to A.M. Best, companies rated B++ are deemed “secure.” A.M. Best assigns a B++ rating to insurers that have, on average, very good balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have a good ability to meet their ongoing obligations to policyholders. An insurance company’s rating is a potential source of competitive advantage or disadvantage in the marketplace.

Rating agencies such as A.M. Best evaluate insurance companies based on their financial strength and ability to pay claims, factors that are more relevant to policyholders and potential customers who are purchasing insurance, as well as agents who are advising customers, than investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold, or sell any security.

Important Agency Relationship

One of the primary agencies through which we write medical professional liability insurance is SCW Agency Group, Inc., or SCW. SCW is principally owned by William B. Cheeseman, our former president and chief executive officer and director. Mr. Cheeseman ceased to be an employee of the Company at the end of 2003 and ceased to be a director in 2004.

Commissions SCW receives on premiums it writes for APCapital’s insurance subsidiaries typically account for 50% to 65% of its revenues. Direct premiums written for us by SCW during 2006, 2005 and 2004 totaled $50.5 million, $63.9 million and $74.4 million respectively, representing 32.2%, 34.5% and 34.8% of the Company’s direct premiums written during such years. Commission expense we incurred related to SCW approximated $3.7 million, $4.8 million and $5.8 million in 2006, 2005 and 2004, respectively. The commission rates we have paid to SCW have been the same as the commission rates we paid to our other agents.

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

Our insurance subsidiaries together are licensed to write insurance in a total of 17 states and are eligible to write excess and surplus lines in 3 states. Our current focus of operations is on our existing states.

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

Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of OFIS, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with OFIS, or the statutory net income, excluding realized gains, for the period covered by such annual statement. Accordingly, $49.2 million of dividends can be paid in 2007 without prior regulatory approval. However, as dividends totaling $43.0 million were paid in 2006, only $6.2 million of dividends could be paid as of January 1, 2007, without regulatory approval. The remaining $43.0 million of dividends that can be paid in 2007 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months.

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

The ratio for our primary insurance subsidiary, American Physicians, has always exceeded 2.0. As of December 31, 2006, American Physicians’ risk-based capital base level was $46.0 million and its total adjusted capital was $233.9 million, for a ratio of 5.1. The ratio of risk-based capital to total adjusted capital for our other two insurance subsidiaries, APSpecialty and Insurance Corporation of America, was 95.5 and 9.9 respectively, at December 31, 2006.

IRIS Requirements.  The NAIC has also developed a series of 13 financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated reviews of annual and quarterly filings.

In 2006, our primary insurance subsidiary, American Physicians, did not generate any ratios that varied from values within the NAIC’s acceptable range. APCapital’s other two insurance subsidiaries, APSpecialty and ICA both had one ratio value outside the NAIC’s acceptable range, which is common for companies whose business is in run-off as is the case with APSpecialty and ICA.

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

Employees

As of December 31, 2006, we had 164 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

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

Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.

The medical professional liability insurance business tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly raising premium rates, tightened underwriting standards, narrowed coverage and the withdrawal of insurers from certain markets. Soft markets are usually characterized by relatively flat or slow-rising premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. The medical professional liability insurance market has been moving towards a softer market over the last year. This change in trend and the accompanying competitive pressures could adversely impact our ability to obtain rate increases we deem necessary to adequately cover insured risks, which could ultimately result in a decrease in premium volume as physicians currently insured with us elect to place their coverage elsewhere.

Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

The process of estimating the reserves for unpaid losses and loss adjustment expenses involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss frequency and severity trends, economic inflation, judicial trends and legislative and regulatory changes. In addition, medical professional liability claims may take several years to resolve due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. Also, claims with similar characteristics may result in very different ultimate losses depending on the state or region where the claim occurred. All of these factors contribute to the variability in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified, and may require us to make significant adjustments in our reserves from time to time. Any such adjustments could materially and adversely affect our results of operations for the period with respect to which the adjustment is made. Due to the current volatility of losses in the medical professional liability and workers’ compensation markets, adjustments have occurred in each of the last several years.

An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

We currently carry the endorsement of the Michigan State Medical Society and other such organizations, which we believe provides us with a competitive advantage. If the endorsement of these organizations were to lapse, we could see a reduction in our premium volumes in markets such as Michigan, where such organizations carry influence. In addition, approximately 69% of our medical professional liability direct premiums written are produced by 10 agencies. One agency in particular, the SCW Agency Group, Inc., produced approximately 32% of our medical professional direct premiums written during 2006. An interruption or change in the relationship with any of these agencies could adversely and materially impact the amount of premiums we are able to write.

If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

We use reinsurance arrangements to limit and manage the amount of risk we retain and stabilize our underwriting results. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in large part upon our ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Furthermore, we are subject to credit risk with respect to our reinsurers because reinsurance does not relieve us of liability to our insureds for the risks ceded to reinsurers. A significant reinsurer’s inability or refusal to reimburse us under the terms of our reinsurance agreements would result in a charge to income that could materially and adversely affect our results of operations and financial condition for the period in which the charge is incurred. We cannot be assured that we will continue to be able to obtain affordable reinsurance from creditworthy reinsurers.

Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

Approximately 97.9% of our total medical professional liability direct premiums written in 2006 was written in the states of Illinois, Michigan, Ohio, Kentucky and New Mexico. Because of this concentration, unfavorable business, economic or regulatory conditions in these states could adversely impact the amount of premiums we are able to write, the costs associated with loss settlement and other expenses.

A downgrade in the A.M. Best Company rating of our primary insurance subsidiary could reduce the amount of business we are able to write.

Rating agencies, such as A.M. Best Company, rate insurance companies based on financial strength as an indication of a company’s ability to meet policyholder obligations. Our primary insurance subsidiary, American Physicians, has an A.M. Best rating of B++ (Very Good). An insurance company’s rating, and in particular its A.M. Best rating, can be a potential source of competitive advantage or disadvantage in the marketplace. Accordingly, a downgrade in our A.M. Best rating could adversely affect our position in the marketplace and could result in a reduction in the amount of business we are able to write.

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

The unpredictability of court decisions could have a material impact on our operations.

The financial position or results of operations of our insurance subsidiaries may also be adversely affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserve amounts.

Our business could be adversely affected by the loss of one or more key employees.

We are heavily dependent upon our senior management and the loss of the services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees or senior managers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, and especially by OFIS, as our insurance companies are domiciled in that state. These state agencies have broad regulatory powers designed to protect policyholders, not shareholders or other investors. These powers include, but are not limited to, the ability to:

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

APCapital is an insurance holding company. As such, it has no ongoing operations and its primary assets are the stock of its insurance subsidiaries. The availability of cash needed by APCapital to meet its obligations on its outstanding debt, repurchase outstanding shares of its common stock and pay its operating expenses is largely dependent upon dividends that it receives from its insurance subsidiaries. The payment of dividends by our insurance subsidiaries is regulated by state insurance laws, which restrict the amount of dividends that can be made without prior approval by OFIS.

Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

Changes in laws, at either the national or state level, that limit jury awards for non-economic damages relating to medical malpractice claims, commonly referred to as tort reform, could have unintended adverse consequences for insurers. For example, recently passed tort reform legislation in Illinois has made more burdensome certain reporting requirements regarding rate filings. As a consequence, an increase in claims frequency or severity may adversely affect our results of operations as it may be more difficult to obtain approval from regulators for rate increases the Company deems necessary.

Our exit from various markets and lines of business may prove more costly than originally anticipated.

Our exit from various lines of business, such as the workers’ compensation, health and personal and commercial lines of business, and from various geographic markets could result in future charges to income due to unforeseen costs or the need for unanticipated reserve enhancements. Additional reserve enhancements may be necessary due to the volatility of loss reserves on these run-off lines. Run-off lines typically have increased volatility as paid claim trends often emerge differently than those that have been historically indicated, thus increasing the uncertainty inherent in reserve estimates, especially on longer-tailed lines of business.

In addition, most states where we wrote workers’ compensation insurance have second injury funds and state mandated workers’ compensation pools for high-risk employers and industries. Because of the nature of the participation in these funds and pools, they typically bear higher loss costs than traditional workers’ compensation insurance. This higher risk factor, combined with the long-tailed nature of workers’ compensation claims, means that losses related to accident years in which we participated in the pools may not yet have emerged and additional assumed losses may materialize, which could affect the profitability of our operations.

Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.

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

None

Item 2.	Properties

We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be five to ten years in length. We currently lease and occupy a total of approximately 26,000 square feet of space in Louisville, Kentucky; Chicago, Illinois; Boca Raton, Florida; and Albuquerque, New Mexico. Our Boca Raton, Florida and Louisville, Kentucky leases, representing approximately 16,000 square feet, expire April 30, 2007, and March 31, 2007, respectively. We do not anticipate renewing these leases. We also own a parcel of investment property in East Lansing, Michigan as part of our investment portfolio.

Item 3.	Legal Proceedings

We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the three months ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Global Market for the periods indicated. Amounts have been retroactively adjusted to reflect the three-for-two stock split which was effective November 1, 2006. See Note 1 to the Consolidated Financial Statements for further information.

	Sale Price
	High	Low

2006
October 1 — December 31, 2006	$41.70	$31.69
July 1 — September 30, 2006	34.64	29.95
April 1 — June 30, 2006	35.06	29.25
January 1 — March 31, 2006	34.04	30.17
2005
October 1 — December 31, 2005	$32.83	$27.61
July 1 — September 30, 2005	33.70	23.96
April 1 — June 30, 2005	24.83	19.45
January 1 — March 31, 2005	25.11	21.72

We have never paid a cash dividend and currently do not intend to pay cash dividends in the future. Our ability to pay dividends may be contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.” In addition, under the documents relating to the debentures issued by APCapital, we would not be able to pay dividends during any period during which we delay our obligation to pay interest payments to the related trusts pursuant to our rights under those documents. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding these debentures.

As of January 31, 2007, there were 137 shareholders of record and approximately 5,600 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.

The Company has a Stock Compensation Plan pursuant to which it has granted stock options and other share-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2006, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance. The Compensation Committee of the Company’s Board of Directors has stated its intention not to make any further grants under the Stock Compensation Plan.

Equity Compensation Plans
Number of shares
remaining available for
	Number of shares to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding shares
Plan Category	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders:	542,320	$16.59	6,540
Equity compensation plans not approved by shareholders:	—	—	—

The Company may from time to time repurchase shares of its outstanding common stock. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and rules of the Nasdaq Global Market. The timing of the purchase and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. The following table sets forth our recent repurchase activity.

	Total		Total Number of	Maximum Number (or Approximate Dollar
	Number of	Average	Shares Purchased	Value) of Shares that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under the Plans or Programs
	Purchased(a)	per Share	Announced Plans	Discretionary Plan(b)	Rule 10b5-1 Plan(c)

For the month ended October 31, 2006	57,000	$34.36	57,000	404,804	$7,044,496
For the month ended November 30, 2006	68,650	$36.56	68,650	354,804	$6,355,464
For the month ended December 31, 2006	65,000	$39.88	65,000	289,804	$6,355,464
For the three months ended December 31, 2006	190,650	$37.03	190,650	289,804	$6,355,464
For the year ended December 31, 2006	1,083,639	$32.33	1,075,350	289,804	$6,355,464

(a)	In February 2006, a member of the Company’s Board of Directors exercised 20,000 options. As permitted by the American Physicians Capital, Inc. Stock Compensation Plan, the Board member tendered 8,289 mature shares in lieu of a cash payment.

(b)	In November 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, which represents approximately 637,500 shares, at the discretion of management as part of a repurchase program that began March 30, 2001 (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 6,060,659. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated at any time.

(c)	In April 2006, the Company announced that its Board of Directors authorized an additional share repurchase of $20 million of its common shares, which would be repurchased under a newly adopted plan under Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2006, the Board of Directors authorized an additional share repurchase of $10 million under the Rule 10b5-1 plan. The 2006 Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2006. The Company may terminate the plan at any time. On October 27, 2006, the Company’s Board of Directors adopted a new stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of $6.4 million allocated to the 2006 10b5-1 plan that was unused at December 31, 2006.

Item 6.	Selected Financial Data

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

	For the Year Ended December 31,
	2006	2005	2004	2003	2002(a)
	(In thousands, except per share data)

Revenue:
Direct premiums written	$156,866	$185,511	$213,945	$256,235	$266,260

Net premiums written	$146,723	$157,382	$186,431	$224,647	$238,417

Net premiums earned	$149,688	$164,283	$200,579	$224,590	$235,551
Investment income	45,253	45,163	47,373	43,294	44,775
Net realized gains (losses)	3,310	2,033	1,551	2,403	(163)
Other income	1,031	1,387	1,177	1,104	376

Total revenues and other income	199,282	212,866	250,680	271,391	280,539
Losses and expenses:
Losses and loss adjustment expenses	100,458	127,124	177,786	252,742	242,028
Underwriting expenses	30,521	33,080	42,681	51,104	48,593
Investment expenses	845	1,411	2,460	2,940	2,515
Interest expense(b)	3,057	2,518	1,895	1,498	373
Amortization expense(b)	—	625	915	261	—
Other expenses	1,398	3,241	5,193	3,729	1,971

Total losses and expenses	136,279	167,999	230,930	312,274	295,480

Income (loss) before federal income tax (benefit) expense and minority interest and cumulative effect of a change in accounting principle	63,003	44,867	19,750	(40,883)	(14,941)
Federal income tax expense (benefit)(c)	19,816	(27,952)	(290)	36,296	(5,529)

Income (loss) before minority interest and cumulative effect of a change in accounting principle	43,187	72,819	20,040	(77,179)	(9,412)
Minority interest in net (income) loss of consolidated subsidiary	—	(453)	(10)	348	—

Income (loss) before cumulative effect of a change in accounting principle	43,187	72,366	20,030	(76,831)	(9,412)
Cumulative effect of a change in accounting principle	—	—	—	—	(9,079)

Net income (loss)	$43,187	$72,366	$20,030	$(76,831)	$(18,491)

Net income (loss) per share — basic	$3.59	$5.65	$1.58	$(6.01)	$(1.32)

Weighted average shares outstanding — basic	12,015	12,807	12,683	12,781	14,010
Net income (loss) per share — diluted	$3.52	$5.53	$1.53	$(6.01)	$(1.32)

Weighted average shares outstanding — diluted(d)	12,274	13,094	13,082	(b)	(b)

(a)	Net loss for the year ended December 31, 2002 includes a $9.1 million charge, net of tax, for the write-off of goodwill related to the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with the transitional guidance given in SFAS No. 142, this write-off, related to the adoption of the standard, was treated as a cumulative effect of a change in accounting principle.

(b)	Debt issue cost amortization of $181,000, $181,000 and $128,000 in 2005, 2004 and 2003, respectively, has been reclassified from amortization expense to interest expense to conform to the current year presentation.

(c)	Federal income tax expense includes (benefit) expense of ($44.1) million, ($6.6) million and $50.7 million in 2005, 2004 and 2003, respectively, related to the reversal, change in or establishment of a deferred tax valuation allowance.

(d)	As the Company was in a net loss position for the years ended December 31, 2003 and 2002, the dilutive effect of options or other share-based awards was not calculated as the impact would have been anti-dilutive.

	At or For the Year Ended December 31,
	2006		2005		2004		2003		2002

Balance Sheet Data:
Total cash and investments	$875,276		$854,359		$858,098		$834,005		$801,556
Total assets	1,095,815		1,109,328		1,069,899		1,063,046		1,058,918
Total liabilities	827,005		845,475		865,575		859,037		778,629
Total GAAP shareholders’ equity(a)	268,810		261,212		202,124		201,808		280,289
GAAP Ratios:
Loss ratio	67.1%		77.4%		88.6%		112.5%		102.7%
Underwriting expense ratio	20.4		20.1		21.3		22.8		20.6
Combined ratio	87.5		97.5		109.9		135.3		123.3
Statutory Data
Loss ratio	67.5%		77.6%		88.6%		112.5%		103.2%
Underwriting expense ratio(b)	22.3		22.7		23.8		23.3		20.9
Combined ratio	89.8		100.3		112.4		135.8		124.1
Surplus	$248,929		$240,135		$210,874		$150,270		$190,216
Ratio of statutory net premiums written to surplus	0.59	x	0.64	x	0.87	x	1.49	x	1.25x

(a)	No dividends were paid during the periods presented.

(b)	The statutory underwriting expense ratio is calculated by dividing statutory underwriting expenses by net premiums written as opposed to the GAAP underwriting expense ratio, which uses net premiums earned as the denominator.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unpaid Losses and Loss Adjustment Expenses

Our Consolidated Financial Statements include estimated reserves for unpaid losses and loss adjustment expenses related to our various insurance lines of business. Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information and claim count, as well as industry data. These projections are prepared using the Company’s data, including the number of claims reported and paid, and the average severity of reported and paid claims, as well as industry data. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Based on these quantitative as well as other qualitative factors, such as a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and the current reserving practices of the Company’s claims department, we select a “best estimate” of ultimate future losses, and then record this best estimate in the Company’s Consolidated Financial Statements. We receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves, as required by insurance regulatory authorities.

When a claim is reported to us, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The process of estimating the reserves reflects an informed judgement based upon insurance reserving practices appropriate for the relevant line of business and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. The variables considered include the effects on ultimate loss payments of internal factors such as claims handling practices and changes in the mix of our products, as well as external factors such as changes in loss severity trends, economic inflation, judicial trends and legislative and regulatory changes. Case reserves are periodically adjusted by the claims staff, as more information becomes available. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. We maintain reserves for claims incurred but not reported, commonly referred to as IBNR, to provide for future reporting of already incurred claims and developments on reported claims. The reserve for IBNR claims is determined based on historical loss trends.

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

Investments

The Company classifies all investment securities as either held-to-maturity or available-for-sale at the date of purchase based on the Company’s ability and intent to hold individual securities until they mature. In addition, on a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. In 2005, the Company concluded that it had both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, the Company transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category. The remainder of the Company’s fixed-income security portfolio, as well as its equity securities held for investment, remained in the available-for-sale category.

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

Available-for-sale fixed-income and equity securities are reported at their estimated fair value, with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized appreciation or depreciation, net of any related tax effects, in other comprehensive income. Held-to-maturity securities, other than those transferred to the held-to-maturity category as described above, are carried at amortized cost. Investment income includes amortization of premium and accrual of discount for both held-to-maturity and available for sale securities on the yield-to-maturity method if investments are acquired at other than par value.

The fair value of fixed-income securities is based on market quotations provided to us by our third-party custodian who engages independent third party pricing sources that use valuation models. The valuation models used by the independent third party pricing sources use indicative information such as ratings, industry, coupon, and maturity along with publicly traded bond prices to determine security specific spreads, and the ultimate fair value of the non-publicly traded fixed maturity securities. Investment real estate is carried at the lesser of historical cost or at estimated fair value based on recent sales or offers for similar properties. Realized gains or losses on sales or maturities of investments are determined on a specific identification basis and are credited or charged to income.

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

During the year ended December 31, 2006, we recorded losses of $178,000 related to various equity securities whose decline in fair value was deemed to be other than temporary based on their anticipated liquidation.

Reserve for Extended Reporting Period Claims

A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement, or DDR, insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2006 and 2005, our recorded DDR reserves were $13.0 million and $15.0 million, respectively, which include a discount related to the present value calculation of approximately $5.5 million and $5.7 million, respectively.

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

Prior to 2006, the portion of the policyholder premium ceded to the reinsurers under our primary professional liability reinsurance contract was “swing-rated,” or experience rated, on a retrospective basis. This swing-rated contract was subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We paid a provisional premium during the initial policy year. A liability was recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of paid losses and LAE and reserves recorded subject to a given year’s treaty. To the extent that our estimate for unpaid losses and loss adjustment expenses changed, the amount of swing rated reinsurance premiums may also change. Effective January 1, 2006, our reinsurance treaty was no longer swing-rated.

We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2006, there are no known issues with the financial solvency of our reinsurers or their ultimate ability to pay amounts due to us. Our reinsurance arrangements are discussed in more detail in “Item 1. Business — Medical Professional Liability Operations” and in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

Changes in the valuation allowance during 2005 and 2004 were allocated in the accompanying Consolidated Financial Statements to federal income taxes, a component of net income, other comprehensive income, or other components of shareholders’ equity, depending on the nature of the deferred item that gave rise to the change. See Notes 1 and 10 of the Notes to Consolidated Financial Statements for further discussion of the deferred tax valuation allowance and its impact on our financial condition and results of operations. Such information is incorporated herein by reference.

We record any excess tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs, or DAC, are those costs that vary with and are primarily related to the production of new, or renewal, business and include such costs as commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC; that is, the DAC must be recoverable. In evaluating the recoverability of DAC, we have made certain assumptions regarding the future amount and timing of costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income, at an assumed 4.5% yield, in determining the recoverability of DAC. Based on our analysis as of December 31, 2006, the DAC carried on the Consolidated Balance Sheets, included elsewhere in this report, of $7.6 million, was deemed to be fully recoverable.

Share-Based Compensation

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

Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the year ended December 31, 2006, was approximately $571,000. As of December 31, 2006, the Company had $205,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of seven months.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2006, 2005 and 2004 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

			2006 vs. 2005	Percentage		2005 vs. 2004	Percentage
	2006	2005	Change	Change	2004	Change	Change
	(Dollars in thousands)

Direct premiums written	$156,866	$185,511	$(28,645)	−15.4%	$213,945	$(28,434)	−13.3%

Net premiums written	$146,723	$157,382	$(10,659)	−6.8%	$186,431	$(29,049)	−15.6%

Net earned premium	$149,688	$164,283	$(14,595)	−8.9%	$200,579	$(36,296)	−18.1%
Losses and loss adjustment expenses
Current year losses	113,338	131,496	(18,158)	−13.8%	171,600	(40,104)	−23.4%
Prior year losses	(12,880)	(4,372)	(8,508)	−194.6%	6,186	(10,558)	170.7%

Total	100,458	127,124	(26,666)	−21.0%	177,786	(50,662)	−28.5%
Underwriting expenses	30,521	33,080	(2,559)	−7.7%	42,681	(9,601)	−22.5%

Total underwriting gain (loss)	18,709	4,079	14,630	358.7%	(19,888)	23,967	−120.5%
Other revenue (expense) items
Investment income	45,253	45,163	90	0.2%	47,373	(2,210)	−4.7%
Net realized gains	3,310	2,033	1,277	62.8%	1,551	482	−31.1%
Other income	1,031	1,387	(356)	−25.7%	1,177	210	17.8%
Other expenses(1)	(5,300)	(7,795)	2,495	32.0%	(10,463)	2,668	25.5%

Total other revenue and expense items	44,294	40,788	3,506	8.6%	39,638	1,150	2.9%

Income before federal income taxes and minority interest	63,003	44,867	18,136	40.4%	19,750	25,117	127.2%
Federal income tax expense (benefit)	19,816	(27,952)	47,768	170.9%	(290)	(27,662)	−9538.6%

Income before minority interest	43,187	72,819	(29,632)	−40.7%	20,040	52,779	263.4%
Minority interest in income of consolidated subsidiary	—	(453)	453	100.0%	(10)	(443)	4430.0%

Net income	$43,187	$72,366	$(29,179)	−40.3%	$20,030	$52,336	261.3%

Loss Ratio:
Accident year	75.7%	80.0%	−4.3%		85.6%	−5.6%
Prior years	−8.6%	−2.6%	−6.0%		3.0%	−5.6%
Calendar year	67.1%	77.4%	−10.3%		88.6%	−11.2%
Underwriting expense ratio	20.4%	20.1%	0.3%		21.3%	−1.2%
Combined ratio	87.5%	97.5%	−10.0%		109.9%	−12.4%

(1)	Other expenses includes investment expenses, interest expense, amortization expense, general and administrative expenses and other expenses as reported in the Consolidated Statements of Income included elsewhere in this report.

2006 Compared to 2005.  The increase in income before federal income taxes and minority interest for 2006 is primarily the result of improved underwriting results. Increases in investment income and realized gains, as well as a decrease in other expenses, also contributed to the increase in net income before taxes. The decrease in net income of $29.2 million in 2006 compared to 2005 is primarily attributable to the $28.0 million federal income tax benefit in 2005, which includes a $44.1 million benefit related to the reversal of the deferred tax asset valuation allowance.

The following table shows our direct premiums written by major geographical market for the years ended December 31, 2006 and 2005.

	For the Year Ended December 31,
			Change
	2006	2005	Dollar	Percentage
	(Dollars in thousands)

Medical professional liability:
Michigan	$50,302	$53,489	$(3,187)	−6.0%
Illinois	48,421	54,536	(6,115)	−11.2%
Ohio	28,292	31,234	(2,942)	−9.4%
New Mexico	20,759	21,667	(908)	−4.2%
Kentucky	5,878	10,337	(4,459)	−43.1%
All Other	3,228	3,799	(571)	−15.0%

Subtotal	156,880	175,062	(18,182)	−10.4%
Exited lines of business	(14)	2,057	(2,071)	−100.7%
PIC-Florida	—	8,392	(8,392)	−100.0%

Total direct premiums written	$156,866	$185,511	$(28,645)	−15.4%

A portion of the decrease in direct premiums written is related to the deconsolidation of PIC-Florida and the exit from our other lines of business. These items are described more fully in Note 1 to the Consolidated Financial Statements. The remaining decrease is attributable to price competition in our core professional liability markets, primarily in our Illinois, Kentucky and Ohio markets. As a result of the continued soft medical professional liability insurance market, we anticipate that competitive pressures in our core markets will remain strong. However, we remain committed to our strategy of adequate pricing and strict underwriting. This strategy may result in the loss of additional policyholders and further decreases in direct premiums written. Our insured physician count at December 31, 2006 was 9,454, a decrease of 1.1% compared to December 31, 2005. Our retention ratio, the ratio of previously insured physicians compared to the number of physicians that we renew, was 82% in 2006 and 2005.

Net premiums written did not decrease as significantly as direct premiums written as a result of changes in our reinsurance program, which resulted in reduced premium cessions. Effective January 1, 2006, we began retaining a 50% participation in our excess of loss reinsurance layer, which is all losses in excess of $500,000, compared to a 20% participation in 2005. In addition to the increase in participation, our 2006 reinsurance treaty is no longer swing-rated. Swing-rated treaties and their impact on premium cessions is more fully discussed under “Item 1. Business — Reinsurance.” Ceded premiums written for our core medical professional liability business, excluding amounts attributable to PIC-Florida for comparative reasons due to its deconsolidation in 2006, were 6.4% and 11.8% of direct premiums written during 2006 and 2005, respectively.

Effective January 1, 2007, we have changed our reinsurance program so that we now retain the first $1 million of loss. The new treaty provides 100% coverage of $1 million in excess of $1 million loss, plus 100% coverage of $4 million in excess of $1 million on any one loss event, both subject to an approximate $2 million loss corridor. A loss corridor is a range of losses for which the reinsurer provides no coverage. The new treaty, which is anticipated to significantly reduce ceded premiums in 2007, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2007 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

The effects of the changes in our reinsurance program did not have as dramatic an effect on net premiums earned as it did on net premiums written for 2006 compared to 2005, as in 2006 we continue to cede earned premiums to reinsurers based on the increased ceded amounts written in 2005.

The decrease in our incurred loss and loss adjustment expenses was partially attributable to a decrease in net premiums earned in 2006. We also continued to benefit from the enhancements we have made in our underwriting processes and claims processes over the last several years. The changes in our underwriting processes have resulted in a more stable book of insured accounts, which has resulted in a steady decline in the number of claims reported to us each quarter. Reported claims for 2006 totaled 1,168, compared to 1,513 in 2005. While we anticipate that the benefits of the changes in our underwriting and claims handling practices will continue to result in decreases in the number of claims reported, we anticipate that the rate of decrease will be slower than the current rate.

The loss ratio for 2006 was 67.1% compared to 77.4% for 2005. The decrease in the loss ratio is primarily the result of changes in our claims handling practices and tighter underwriting standards. These changes have resulted in a decrease in both the frequency (see above) and severity of reported and paid losses. Favorable development on prior years’ loss reserves was $12.9 million and $4.4 million for 2006 and 2005, respectively. The favorable development on prior years’ loss reserves experienced in 2006 was primarily attributable to the emergence of lower frequency and severity trends than originally projected, especially related to accident years 2003 through 2005 in our Michigan and Ohio medical professional liability markets. These positive factors were partially offset by an increase in prior year reserves in our Florida market.

The decrease in underwriting expenses from 2005 to 2006 is primarily the result of the decrease in net premiums earned. However, the underwriting ratio increased moderately to 20.4% for 2006 compared with 20.1% for 2005 as fixed costs increased in relation to total underwriting expenses.

Investment income remained relatively unchanged from 2005 to 2006. However, the overall yield on our portfolio is down to 5.30% in 2006 compared with 5.43% in 2005. The decrease in the yield is the result of a higher allocation of the overall portfolio to tax-exempt securities. Offsetting the decrease in investment income in 2006 related to the lower yields produced by tax-exempt securities is the absence of any charges related to changes in the fair value of derivative securities. In 2005, the fair value of fixed-income securities that were determined to be derivatives decreased $1.1 million, resulting in a charge to investment income.

Net realized gains of $3.3 million were reported for the year ended December 31, 2006. During 2006, the Company sold investment real estate resulting in a realized gain of $1.4 million. In addition, the sale of ProAssurance common stock, received in exchange for our investment of Physicians Insurance Company of Wisconsin, or PICW, stock in connection with ProAssurance’s acquisition of PICW in 2006, resulted in a realized gain of $2.1 million. These realized gains were partially offset by approximately $178,000 of impairment charges. We continue to own other investment real estate property located in East Lansing, Michigan. It is our intention to sell this property over the next several years.

Other expenses consisted of the following:

	For the Year Ended December 31,
			Change
	2006	2005	Dollar	Percentage
	(Dollars in thousands)

Other expenses
Investment expenses	$845	$1,411	$(566)	−40.1%
Interest expense	3,057	2,518	541	21.5%
Amortization expense	—	625	(625)	−100.0%
General and administrative expenses	1,298	2,704	(1,406)	−52.0%
Other	100	537	(437)	−81.4%

Total	$5,300	$7,795	$(2,495)	−32.0%

The decrease in other expenses in 2006 was primarily the result of decreased depreciation expense related to investment real estate properties (investment expenses), the elimination of amortization expense as all intangible assets were fully amortized as of December 31, 2005, reduced audit and other professional service fees relating to the initial year of furnishing a report on our internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and related compliance matters (general and administrative expenses) and reduced exit cost activities (“other” expenses).

Partially offsetting these decreases in other expenses was an increase in interest expense as a result of increases in short-term interest rates. Our long-term debt of $30.9 million bears interest at 4.15% plus the three-month London Inter Bank Offered Rate (“LIBOR”). The weighted average annual interest rate for this debt was 9.35% for 2006, compared to 7.58% for 2005. If the three-month LIBOR continues to increase, our interest expense will also increase. However, the annual rate of interest on this debt is capped at 12.5%. We currently anticipate that we will reduce or eliminate this debt in 2008. However, any such debt reduction is subject to cash flow and other liquidity factors as discussed in “— Liquidity and Capital Resources” below.

The effective tax rate for 2006 was 31.5% compared with -62.3% for 2005. The 2006 rates differ from the statutory rate of 35% primarily as a result of tax exempt investment income and the effect of the reversal of the deferred tax asset valuation allowance, which created a $44.1 million tax benefit during 2005. The effect of the reversal of the deferred tax valuation allowance is more fully described in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report. The effect of tax exempt investment income increased in 2006 due to an increase in the allocation of such investments in our portfolio from 2.2% in 2005 to 23.8% in 2006.

2005 Compared to 2004.  The increase in net income for 2005 was the result of improved underwriting results ($24.0 million) and the $28.0 million federal income tax benefit, which includes a $44.1 million benefit related to the reversal of the deferred tax asset valuation allowance.

The following table shows our direct premiums written by major geographical market for the years ended December 31, 2005 and 2004.

	For the Year Ended December 31,
			Change
	2005	2004	Dollar	Percentage
	(Dollars in thousands)

Medical professional liability:
Michigan	$53,489	$59,903	$(6,414)	−10.7%
Illinois	54,536	55,439	(903)	−1.6%
Ohio	31,234	35,861	(4,627)	−12.9%
New Mexico	21,667	20,534	1,133	5.5%
Kentucky	10,337	13,877	(3,540)	−25.5%
All Other	3,799	9,615	(5,816)	−60.5%

Subtotal	175,062	195,229	(20,167)	−10.3%
Exited lines of business	2,057	10,911	(8,854)	−81.1%
PIC-Florida	8,392	7,805	587	7.5%

Total direct premiums written	$185,511	$213,945	$(28,434)	−13.3%

The decrease in direct premiums written was related to exiting the Florida and Nevada medical professional liability markets, discontinuing an alternative risk transfer program in West Virginia, non-renewing a large hospital account in Michigan due to underwriting considerations and exiting the workers’ compensation and health lines of business. In addition, premiums decreased from 2004 due to a change in the composition of our book of business in Ohio and Kentucky, as we reduced exposures in higher risk geographic markets and specialties in those states.

The decrease in net premiums written is consistent with the decrease in direct premiums written. Net premiums earned decreased more significantly than net premiums written as premiums were still being earned in 2004 related to the exited lines of business written in 2003.

We made changes in our reinsurance program in 2005 with respect to participation. These changes in our reinsurance program did not have a significant impact on the amount of medical professional liability premium ceded under the contracts, as ceded premiums written, excluding amounts attributable to PIC-Florida, were 11.8% and 12.6% of direct premiums written during 2005 and 2004, respectively.

Losses and loss adjustment expenses decreased primarily as a result of re-underwriting efforts in our continuing medical professional liability line, the decrease in exposure associated with the reduced number of covered lives in our health line, and a reduction in the number of policies-in-force for workers’ compensation. The re-underwriting efforts have resulted in a decrease in both the frequency and severity of reported and paid medical professional liability losses. As a result of the trends of decreasing frequency and severity that were beginning to emerge, we adjusted downward our estimate of ultimate losses related to the 2004 and prior accident years by approximately $4.4 million. This favorable development in 2005 was especially prevalent in our Ohio and Michigan markets. The loss ratio decreased from 88.6% in 2004 to 77.4% in 2005.

The decrease in underwriting expenses was primarily the result of reduced expenses as a result of the exit from the health and workers’ compensation lines of business and a decrease in medical professional liability net premiums earned. As a percentage of net premiums earned, underwriting expenses decreased to 20.1% in 2005 compared to 21.3% in 2004. The decrease in the underwriting expense ratio is primarily due to the exit from the workers’ compensation line of business, which had a relatively high ratio in 2004 as a result of the declining premium base associated with this line.

The decrease in investment income for the year ended December 31, 2005 compared to the same period of 2004 was due to call premiums of approximately $1.5 million in 2004 and the liquidation of our high-yield bond portfolio in 2004, which resulted in a large cash position in 2005. In addition, the change in fair value of certain investment securities that management had determined contained embedded derivative financial instruments was also included in investment income. As a result of fluctuations in interest rates, the estimated fair value of these securities decreased approximately $1.1 million during the year ended December 31, 2005 compared to decreases of $338,000 for the same period of 2004. These securities were sold in late 2005.

As a result of the changes discussed above, the overall annual yield on our investment portfolio decreased to 5.43% for the year ended December 31, 2005 compared to 5.93% for the year ended December 31, 2004.

Other expenses consisted of the following:

	For the Year Ended December 31,
			Change
	2005	2004	Dollar	Percentage
	(Dollars in thousands)

Other expenses
Investment expenses	$1,411	$2,460	$(1,049)	−42.6%
Interest expense	2,518	1,895	623	32.9%
Amortization expense	625	915	(290)	−31.7%
General and administrative expenses	2,704	3,918	(1,214)	−31.0%
Other	537	1,275	(738)	−57.9%

Total	$7,795	$10,463	$(2,668)	−25.5%

The decrease in other expenses was primarily the result of a decrease in depreciation expense in 2005 as a result of the sale of a major portion of our Grand Rapids real estate properties in 2004 (investment expenses), unusually high costs incurred in 2004 in connection with the Board of Directors’ exploration of strategic alternatives, as well as audit and other professional service fees incurred in connection with the initial assessment and opinions on the Company’s internal controls required under the Sarbanes-Oxley Act (general and administrative expenses) and employee separation costs and contract termination costs incurred in connection with our exit from the workers’ compensation line of business as well as the sub-lease of office space in Chicago, Illinois (“other” expenses). These decreases were partially offset by the increase in interest expense as the result of an increase in short-term interest rates.

Federal income taxes do not bear the usual relationship to pre-tax income for the year ended December 31, 2005 as a result of the effect of the reversal of the deferred tax valuation allowance. In 2005 we reassessed the need for a valuation allowance and, based on our results of operations, concluded that a valuation allowance was no longer necessary. The reversal of the valuation allowance is the primary reason for the unusually large federal income tax benefit reported for 2005.

Liquidity and Capital Resources

The primary sources of our liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers, proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt and the purchase of shares of APCapital’s outstanding common stock.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. Accordingly, $49.2 million of dividends can be paid in 2007 without prior regulatory approval. However, as dividends totaling $43.0 million were paid in 2006, only $6.2 million of dividends could be paid as of January 1, 2007, without regulatory approval. The remaining $43.0 million of dividends that can be paid in 2007 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months. These dividends are being used to fund APCapital’s debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock. At December 31, 2006, APCapital’s cash and cash equivalent resources totaled approximately $17.5 million.

We continue to repurchase shares of our outstanding common stock, including 1,075,350 shares for $34.8 million in 2006. See Note 11 of the Notes to Consolidated Financial Statements for details of our share repurchase plan.

We made net federal income tax payments of approximately $5.8 million in 2006. We anticipate that federal income tax payments will increase in future years as we have utilized the majority of our net operating loss carryforwards as of December 31, 2006. We do, however, still have approximately $6.2 million of minimum tax credits that can be used to reduce our regular tax liability to the alternative minimum tax amount.

At December 31, 2006, we had no material planned expenditures for the acquisition of assets, or other expenditures, other than expenses incurred in the normal course of operations. However, in February 2007, the Board of Directors approved funding for a project to implement a new policy administration system. The cash outflow associated with the project over the next 12-18 months is anticipated to be approximately $6 million.

Our net cash flow provided by operations was approximately $56.0 million for the year ended December 31, 2006, compared to $39.0 million provided by operations in 2005 and $42.1 million in 2004. Cash generated by operations fluctuates primarily based on premiums received, net of reinsurance, in excess of net paid loss and loss adjustment expenses as shown in the table below.

	Year Ended December 31,
	2006	2005	2004

Premiums received, net of reinsurance	$148,291	$165,391	$190,882
Net paid loss and loss adjustment expenses	(100,139)	(136,798)	(160,594)

Net premiums received in excess of loss payments	$48,152	$28,593	$30,288

Additional cash was provided in 2006, 2005 and 2004 by investment returns in excess of operating expenses.

At December 31, 2006, the Company had $108.2 million of cash and cash equivalents and approximately $255.0 million of available-for-sale fixed-income securities to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of December 31, 2006, we had approximately $78.5 million, $184.2 million and $78.9 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $164.0 million of mortgage-backed securities that provide periodic principal repayments. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed-income securities.

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

Statutory Capital and Surplus

Our statutory capital and surplus, which we refer to collectively as surplus, at December 31, 2006, was approximately $248.9 million. This results in a net premiums written to surplus ratio of 0.59:1 based on $146.7 million of net premiums written. Statutory surplus at December 31, 2005 was approximately $240.1 million, and our net premiums written to surplus ratio was 0.64:1, which excluded PIC — FL surplus and net premiums written, as required by statutory reporting. The Company’s Risk Based Capital and IRIS Ratios considered by regulators are discussed under “Item 1. Business — Insurance Regulatory Matters.” Such cross referenced information is incorporated herein by reference.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table shows reported claim counts, open claim counts, the average net case reserve per open claim, and the average claim payment on claims that were closed with a payment for our medical professional liability segment at or for the years ended December 31, 2006, 2005 and 2004. Data in the table does not include PIC-Florida counts or reserves, as the data historically has not been available to us, and in 2006 PIC-Florida is no longer a consolidated entity.

			Average
			Net Case	Average Paid
	Number	Number	Reserve	Claim per
At or For the Year Ended	of Reported	of Open	Per Open	Claim Closed
December 31,	Claims	Claims	Claim	With Payment

2006	1,168	2,256	$137,918	$59,061
2005	1,513	2,991	$122,413	$75,898
2004	1,786	3,342	$117,010	$59,258

Activity in the liability for unpaid loss and loss adjustment expenses for the year ended December 31, 2006 was as follows:

2006
(In thousands)

Balance, December 31, 2005	$689,857
Less, reinsurance recoverables	(107,692)

Net reserves, December 31, 2005	582,165
Deconsolidation of PIC-Florida	(2,418)
Incurred related to
Current year	113,338
Prior years	(12,880)

Total	100,458

Paid related to
Current year	3,168
Prior years	96,971

Total	100,139

Net reserves, December 31, 2006	580,066
Plus, reinsurance recoverables	107,965

Balance, December 31, 2006	$688,031

Development as a % of December 31, 2005 net reserves	−2.2%

The favorable development on prior years’ loss reserves in 2006 is primarily the result of the emergence of lower frequency and severity trends than originally projected, especially related to the 2003 through 2005 accident years in our Ohio and Michigan markets. These positive trends are the result of the more stringent underwriting standards we have put in place over the last few years, and our efforts to discontinue writing higher-risk specialties and in higher-risk geographic markets. These positive factors were partially offset by an increase in prior year reserves in our Florida market.

The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1996 through 2005. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. The years 2003 through 2005 have been restated to exclude reserves, payments and development related to PIC-Florida as effective January 1, 2006, PIC-Florida is no longer included in the Company’s consolidated amounts.

The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process.

	1996	1997	1998	1999	2000	2001	2002	2003(a)	2004(a)	2005(a)	2006

Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$346,455	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026	$574,281	$590,342	$579,747	$580,066
Cumulative net paid as of:
End of year	69,750	86,703	85,290	95,471	124,479	161,770	181,658	142,633	130,793	96,971
Two years later	134,184	152,656	146,497	182,541	236,653	293,852	295,350	260,178	219,013
Three Years later	181,144	188,665	198,774	251,448	322,226	367,289	381,057	327,830
Four years later	205,824	215,426	231,748	292,766	363,871	420,662	426,928
Five Years later	219,944	232,323	251,810	312,968	390,450	443,256
Six years later	227,840	243,012	262,260	326,266	402,808
Seven Years later	234,429	248,282	271,563	333,843
Eight years later	238,387	251,623	275,451
Nine Years later	241,369	253,681
Ten Years later	243,080
Re-estimated Net Liability as of:
End of year	324,233	327,542	350,114	383,004	435,069	511,185	585,469	580,466	585,019	566,867
Two years later	302,696	314,613	334,827	373,400	449,871	538,980	590,665	583,246	572,569
Three Years later	291,406	290,490	313,248	374,729	458,846	540,239	592,617	575,222
Four years later	267,788	273,982	303,540	366,818	456,519	541,887	586,472
Five Years later	258,838	268,754	296,834	359,753	455,208	538,483
Six years later	254,272	266,546	291,144	359,400	458,062
Seven Years later	251,718	263,160	292,253	363,802
Eight years later	249,707	262,650	294,327
Nine Years later	249,218	265,467
Ten Years later	250,569
Net cumulative (deficiency) redundancy	95,886	87,369	77,655	29,780	(44,108)	(32,928)	(44,446)	(941)	17,773	12,880
Gross liability — end of year	392,626	407,746	422,987	457,072	483,273	597,046	637,494	672,495	690,825	685,714	688,031
Reinsurance Recoverables	46,171	54,910	51,005	63,490	69,319	91,491	95,468	98,214	100,483	105,967	107,965

Net Liability — end of year	346,455	352,836	371,982	393,582	413,954	505,555	542,026	574,281	590,342	579,747	580,066

Gross re-estimated liability — latest	298,201	325,119	375,449	443,863	540,330	635,853	687,935	680,073	675,010	668,263
Re-estimated reinsurance recoverables — latest	47,632	59,652	81,122	80,061	82,268	97,370	101,463	104,851	102,441	101,396

Net re-estimated liability — latest	250,569	265,467	294,327	363,802	458,062	538,483	586,472	575,222	572,569	566,867

Gross cumulative (deficiency) redundancy	94,425	82,627	47,538	13,209	(57,057)	(38,807)	(50,441)	(7,578)	15,815	17,451

(a)	Excludes previously reported reserves, payments and development related to PIC-Florida, which was deconsolidated effective January 1, 2006.

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

Reserve Ranges

In an effort to better explain the inherent uncertainty in our net loss and LAE reserves, we have developed a reasonable range of estimates around the net carried reserves. Our reserve range as of December 31, 2006, in the table below was primarily established by reviewing the various actuarial methods, discussed under “— Critical Accounting Policies,” used to estimate net loss and LAE reserves.

Net Loss and LAE Reserves
Low End	Recorded	High End
of Range	Reserves	of Range
(In thousands)

$537,820	$580,066	$617,173

There are several limitations to interpreting reserve ranges. There are macroeconomic effects that may impact the development of the reserves such as, but not limited to, tort reform, changes in the litigiousness of jurisdictions in which we write business, changes in unemployment rates by geographic location, the influence of legislative actions, and changes in political philosophy. As a result of these factors, as well as other unknown factors, there can be no assurance that reserves will develop within these ranges.

The likelihood of reserves emerging differently than the carried reserves diminishes as the low and high end of the ranges is approached. However it is meaningful to note the potential variability in the Company’s net income before the effect of income taxes if reserves develop to either the low or high end. The following table shows the effects on pre-tax net income if the carried reserves as of December 31, 2006 actually prove to be at the low or high end of the range:

Increase
(Decrease) in
Pre-Tax Income
(In thousands)

Low end of range	$42,246
High end of range	$(37,107)

Due to the long-tailed nature of the medical professional liability line of insurance, changes in the actuarially projected ultimate loss severity can have an even greater impact on the balance of recorded reserves than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses are adequate based on our open and reported claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Other Significant Balance Sheet Items

In early 2006 we purchased $192.5 million of tax-exempt fixed-income securities, which accounts for the $30.9 million and $159.9 million increases in available-for-sale and held-to-maturity, respectively, fixed-income securities and the majority of the $164.8 million decrease in cash and cash equivalents from December 31, 2005 to 2006. Tax-exempt securities comprised 23.8% of our total cash and investment portfolio at December 31, 2006, compared with 2.2% at December 31, 2005.

The decrease in other investments to $6.5 million at December 31, 2006, from $11.6 million at December 31, 2005 was primarily attributable to the sale of our $7.6 million investment in Physicians Insurance Company of Wisconsin, or PICW. Partially offsetting the decrease related the disposition of the PICW stock was the inclusion of our investment in PIC-Florida following equity method accounting in 2006, which resulted in an increase in other investments of $2.5 million. In 2005, PIC-Florida was included consolidated in our financial statements.

Premiums receivable decreased $7.7 million, or 15.1%, to $43.1 million at December 31, 2006. This decrease is relatively consistent with the 15.4% decrease in direct premiums written.

Deferred federal income taxes decreased $11.2 million to $32.8 million at December 31, 2006. The decrease is primarily related to the use of net operating loss carryforwards ($6.2 million) and minimum tax credits ($2.9 million) to reduce our current year tax liability.

Other assets decreased $13.8 million, or 34.8%, to $25.9 million at December 31, 2006. The decrease is primarily attributable to a decrease in the amount receivable related to pending security transactions of $5.4 million, a decrease in our New Mexico patient compensation fund receivable of $2.1 million as a result of a change in the method of applying cash to these receivables and a decrease in prepaid reinsurance, or ceded unearned premiums, of $6.4 million related to the change in reinsurance placement percentages and terms between 2006 and 2005.

Unearned premiums decreased $11.4 million, or 13.8%, to $70.7 million at December 31, 2006. The decrease is relatively consistent with the 15.4% decrease in medical professional liability direct premiums written from 2005 to 2006.

Accrued expenses and other liabilities at December 31, 2006 were $37.1 million, a decrease of $4.7 million compared to December 31, 2005. This decrease was primarily attributable to a decrease in ceded reinsurance premiums payable as a result of our increased participation in the 2006 treaties and the fact that they are no longer “swing-rated.”

Shareholders’ equity at December 31, 2006 was $268.8 million, an increase of $7.6 million, from $261.2 million at December 31, 2005. Retained earnings increased $43.2 million as a result of the net income recorded for the year ended December 31, 2006. This increase was partially offset by a decrease of $33.3 million in additional paid-in-capital related primarily to the purchase and retirement of the Company’s common stock and a $2.3 million, net of tax, decrease in the unrealized gains associated with investment securities. The Company’s book value per common share outstanding at December 31, 2006 was $23.26 per share, based on 11,556,575 shares outstanding, compared to $20.90 per common share outstanding at December 31, 2005. Total shares outstanding at December 31, 2005 were 12,500,126.

Off-Balance Sheet Arrangements

We have formed two subsidiary statutory trusts for the purpose of issuing mandatorily redeemable trust preferred securities, referred to as “trust preferred securities”. The proceeds from the trust preferred securities that were issued were used by the trusts to purchase debentures issued by APCapital, which are shown as long-term debt in the Consolidated Balance Sheets included elsewhere in this report. APCapital used the amounts borrowed pursuant to these debentures to increase its available capital and has subsequently contributed substantially all of the proceeds to American Physicians to increase its statutory surplus. The debentures and the trust preferred securities have terms and maturities that mirror each other. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts. APCapital has guaranteed that amounts paid to the trusts related to the debentures, will subsequently be remitted to the holders of the trust preferred securities. In accordance with the nature of the transactions, the amounts guaranteed by APCapital, are also recorded as liabilities in the Consolidated Financial Statements, as they represent obligations to the trusts, which are in turn obligated to the holders of the trust preferred securities. The obligations are more fully described in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report, which description is incorporated herein by reference.

Contractual Obligations

We are contractually obligated in accordance with various loan or borrowing agreements and operating leases as well as to our policyholders for insured events. The following table shows the nature and the timing of our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Reserves for unpaid loss and loss adjustment expenses(1)	$688,031	$128,114	$208,269	$128,232	$223,416
Operating leases	5,699	948	1,684	1,641	1,426
Long-term debt(2)	35,053	3,000	32,053	—	—

Total	$728,783	$132,062	$242,006	$129,873	$224,842

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash outflow is uncertain.

(2)	The long-term debt is more fully described in Note 8 of the Notes to Consolidated Financial Statements. Amounts included herein assume $3 million of annual interest payments and that the debt will be repaid in May 2008, the earliest date at which the debt may be retired.

While not a contractual obligation at December 31, 2006, in February 2007 we formally entered into a contract with a vendor to provide us with, and assist in the implementation of, a new policy administration software system. The total cash outflow of the project is anticipated to be approximately $6 million over the next 12 to 18 months.

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

At December 31, 2006, fixed-income securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

In addition, our fixed-income security portfolio is also subject to a degree of credit risk. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. At December 31, 2006, all of our fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.3 million of private placement issues, which constitutes 1.7% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region.

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

Our held-to-maturity portfolio includes approximately $164.0 million of mortgage-backed securities. Because the held-to-maturity mortgage-backed securities are not carried at estimated fair value, changes in interest rates do not affect the carrying amount of these securities. However, principal receipts as a result of prepayments may affect our cash flows, as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

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

Quantitative Information About Market Risk

At December 31, 2006, our available-for-sale fixed-income security portfolio was valued at $255.0 million and had an average modified duration of 3.16 years, compared to a portfolio valued at $224.1 million with an average modified duration of 2.27 years at December 31, 2005. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at December 31, 2006 and December 31, 2005. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	December 31, 2006			December 31, 2005
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$239,943	$(15,058)	2.88	$215,014	$(9,087)	1.89
+1%	247,111	(7,890)	2.89	219,173	(4,928)	2.16
0	255,001		3.16	224,101		2.27
−1%	263,350	8,349	3.23	228,991	4,890	2.36
−2%	272,152	17,151	3.33	234,917	10,816	2.50

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders:
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited the accompanying consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American Physicians Capital, Inc.:

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of American Physicians Capital, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2005

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,
	2006	2005
	In thousands,
	except share data

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$255,001	$224,101
Held-to-maturity, at amortized cost	505,572	345,702
Other investments	6,476	11,568

Total investments	767,049	581,371
Cash and cash equivalents	108,227	272,988
Premiums receivable	43,068	50,729
Reinsurance recoverable	109,013	109,368
Deferred federal income taxes	32,795	44,039
Property and equipment, net	9,775	11,157
Other assets	25,888	39,676

Total assets	$1,095,815	$1,109,328

LIABILITIES
Unpaid losses and loss adjustment expenses	$688,031	$689,857
Unearned premiums	70,744	82,098
Long-term debt	30,928	30,928
Federal income taxes payable	189	762
Accrued expenses and other liabilities	37,113	41,830

Total liabilities	827,005	845,475
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary	—	2,641
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized:
11,556,575 and 12,500,126 shares outstanding at December 31, 2006 and 2005, respectively	—	—
Additional paid-in-capital	41,106	74,360
Retained earnings	222,935	179,748
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income taxes	4,769	7,104

Total shareholders’ equity	268,810	261,212

Total liabilities and shareholders’ equity	$1,095,815	$1,109,328

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005, and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues and Other Income
Net premiums written	$146,723	$157,382	$186,431
Change in unearned premiums	2,965	6,901	14,148

Net premiums earned	149,688	164,283	200,579
Investment income	45,253	45,163	47,373
Net realized gains	3,310	2,033	1,551
Other income	1,031	1,387	1,177

Total revenues and other income	199,282	212,866	250,680
Expenses
Losses and loss adjustment expenses	100,458	127,124	177,786
Underwriting expenses	30,521	33,080	42,681
Investment expenses	845	1,411	2,460
Interest expense	3,057	2,518	1,895
Amortization expense	—	625	915
General and administrative expenses	1,298	2,704	3,918
Other expenses	100	537	1,275

Total expenses	136,279	167,999	230,930

Income before income taxes and minority interest	63,003	44,867	19,750
Federal income tax expense (benefit)	19,816	(27,952)	(290)

Income before minority interest	43,187	72,819	20,040
Minority interest in net income of consolidated subsidiary	—	(453)	(10)

Net income	$43,187	$72,366	$20,030

Earnings Per Share:
Net income
Basic	$3.59	$5.65	$1.58
Diluted	$3.52	$5.53	$1.53
Weighted Average Shares Outstanding:
Basic	12,015	12,807	12,683
Diluted	12,274	13,094	13,082

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(In thousands, except share data)

Balance, December 31, 2003	12,668,711	84,849	87,352	29,607	201,808
Comprehensive loss
Net income		—	20,030	—	20,030
Other comprehensive income (Note 4)		—	—	(21,453)	(21,453)

Total comprehensive loss, net of taxes					(1,423)
Options exercised	547,896	6,788	—	—	6,788
Amortization of restricted stock, net of tax		262	—	—	262
Excess tax benefits from share-based awards		1,775	—	—	1,775
Restricted stock grants	45,000	181	—	—	181
Unrestricted stock grants	1,500	27	—	—	27
Shares tendered in connection with option exercise	(249,026)	(5,454)	—	—	(5,454)
Forfeiture of restricted stock	(6,105)	(37)	—	—	(37)
Change in deferred tax valuation allowance		(1,803)	—	—	(1,803)

Balance, December 31, 2004	13,007,976	$86,588	$107,382	$8,154	$202,124
Comprehensive income
Net income		—	72,366	—	72,366
Other comprehensive income (Note 4)		—	—	(1,050)	(1,050)

Total comprehensive income, net of taxes					71,316
Options exercised	146,304	1,719	—	—	1,719
Amortization of restricted stock, net of tax		241	—	—	241
Excess tax benefits from share-based awards		1,095	—	—	1,095
Purchase and retirement of common stock	(650,250)	(17,057)	—	—	(17,057)
Forfeiture of restricted stock	(3,904)	(29)	—	—	(29)
Change in deferred tax valuation allowance		1,803	—	—	1,803

Balance, December 31, 2005	12,500,126	$74,360	$179,748	$7,104	$261,212
Comprehensive income
Net income		—	43,187	—	43,187
Other comprehensive income (Note 4)		—	—	(2,335)	(2,335)

Total comprehensive income, net of taxes					40,852
Options exercised	232,280	2,759	—	—	2,759
Shares tendered/netted in connection with option exercise	(99,698)	(3,913)	—	—	(3,913)
Excess tax benefits from share-based awards		2,137	—	—	2,137
SFAS No. 123R adoption		(46)	—	—	(46)
Fair value compensation of share-based awards		571	—	—	571
Purchase and retirement of common stock	(1,075,350)	(34,762)	—	—	(34,762)
Forfeiture of restricted stock	(764)	—	—	—	—
Shares retired in connection with stock split	(19)	—	—	—	—

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810

(1)	Share amounts have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006. See Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005, and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income	$43,187	$72,366	$20,030
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,010	4,888	7,903
Net realized gains	(3,310)	(2,033)	(1,551)
(Income) loss on equity method investees	(788)	100	342
Change in fair value of derivatives	—	1,095	338
Deferred federal income taxes	12,202	(30,246)	—
Excess tax benefits from share-based awards	(2,137)	(1,095)	(1,775)
Stock based compensation	571	371	403
Minority interest in net income of consolidated subsidiary	—	453	10
Federal income taxes recoverable/payable	1,834	3,426	(596)
Changes in:
Premiums receivable	4,736	3,885	10,748
Reinsurance recoverable	(1,460)	(6,056)	340
Unpaid losses and loss adjustment expenses	2,317	(3,773)	20,025
Unearned premiums	(6,890)	(7,942)	(13,766)
Accrued expenses and other liabilities	(3,055)	325	(3,210)
Other assets	5,767	3,198	2,871

Net cash from operating activities	55,984	38,962	42,112
Cash flows (for) from investing activities
Purchases
Available-for-sale — fixed maturities	(126,979)	(22,046)	(267,853)
Held-to-maturity — fixed maturities	(188,188)	(112,912)	—
Available-for-sale — equity securities	—	(606)	(50,034)
Other investments	(386)	(7,579)	—
Property and equipment	(306)	(1,089)	(1,120)
Sales and maturities
Available-for-sale — fixed maturities	87,457	144,591	285,019
Held-to-maturity — fixed maturities	26,314	62,014	—
Available-for-sale — equity securities	9,737	1,531	55,928
Other investments	2,531	3,536	19,519
Property and equipment	6	32	35
Deconsolidation of PIC-Florida	(2,941)	—	—
Cash from miscellaneous sources	—	2,707	—
Pending securities transactions	5,383	(12,846)	8,143

Net cash (for) from investing activities	(187,372)	57,333	49,637
Cash flows for financing activities
Principal payment on note payable	—	—	(6,000)
Common stock repurchased	(34,762)	(17,057)	—
Excess tax benefits from share-based awards	2,137	1,095	1,775
Taxes paid in connection with net option exercise	(1,714)	—	—
Proceeds from stock options exercised	560	1,719	1,334
Other	406	—	27

Net cash for financing activities	(33,373)	(14,243)	(2,864)

Net (decrease) increase in cash and cash equivalents	(164,761)	82,052	88,885
Cash and cash equivalents, beginning of period	272,988	190,936	102,051

Cash and cash equivalents, end of period	$108,227	$272,988	$190,936

Supplemental disclosures of cash flow information
Federal income taxes of $5,780,000, $(1,132,000), and $308,000, net, were paid (received) during 2006, 2005 and 2004, respectively.
Interest payments of $2,855,000, $2,200,000, and $1,672,000 were made during 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of consolidation and reporting

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APSpecialty”), Alpha Advisors, Inc. and American Physicians Assurance Corporation (“American Physicians”). Effective January 24, 2005, APCapital’s wholly owned subsidiaries, APConsulting LLC and APDirect Sales, LLC, were dissolved. APManagement Ltd and APIndemnity (Bermuda) Ltd. were liquidated effective February 28, 2006 and May 10, 2006, respectively. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

The accounts of Physicians Insurance Company, a Florida domiciled insurance company (“PIC-FL”), were consolidated in the accompanying Consolidated Financial Statements during 2005 and 2004. However, as described under the heading “Minority Interests” near the end of Note 1, in 2006 PIC-Florida is no longer consolidated, but rather is accounted for using the equity method of accounting.

Reclassifications and adjustments

Prior to 2006 debt issue cost amortization was included as a component of amortization expense. In 2006, these costs are reported in the interest expense line item of the Consolidated Statements of Income. To conform to the 2006 financial statement presentation, debt issue cost amortization expense of $181,000 has been reclassified for the years ended December 31, 2005 and 2004 as well. This reclassification had no effect on income before taxes or net income.

With the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments” effective January 1, 2006 certain 2005 and 2004 amounts related to share-based compensation expense, and the related tax benefits, have been reclassified within the Consolidated Statement of Cash Flows.

Stock split

Effective November 1, 2006, the Company paid a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. All share and per-share data, as well as share-based award information included in these Consolidated Financial Statement and Notes thereto, has been retroactively adjusted to reflect the stock split.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, estimated fair value of investments, income taxes, reinsurance, the reserve for extended reporting period claims, the recoverability of deferred policy acquisition costs and the estimation of the grant date fair value of share-based compensation awards. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Nature of business and segment reporting

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. The Company also historically provided workers’ compensation, health and personal and commercial insurance, the results of which were combined and reported as the Company’s other insurance lines segment in 2005 and 2004. With the expiration of all other insurance lines policies in 2005, and the diminished financial significance of these lines, the Company, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” has determined that effective January 1, 2006, it has a single reportable segment, which includes all of the Company’s operations.

Medical professional liability coverage is written on both a claims-made and an occurrence basis. Claims-made policies cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. For each of the years in the three year period ended December 31, 2006, approximately 67.3% , 66.2% and 67.7% of the Company’s medical professional liability direct premiums written represented claims-made policies, with the remainder representing occurrence-based policies.

The Company writes business throughout the United States of America, with an emphasis on markets in the Midwest, specifically the states of Illinois, Kentucky, Michigan and Ohio, as well as the state of New Mexico. These five states accounted for 97.9%, 93.4% and 91.4% of the Company’s total medical professional liability direct premiums written during the years ended December 31, 2006, 2005 and 2004, respectively.

Investments

Fixed-Income and Equity Investment Securities

The Company classifies all investment securities as either held-to-maturity or available-for-sale at the date of purchase based on the Company’s ability and intent to hold individual securities until they mature. In addition, on a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. In 2005, the Company concluded that it had both the intent and ability to hold a significant portion of the Company’s fixed-income securities to maturity. Accordingly, the Company transferred fixed-income securities, with an estimated fair value of approximately $398.3 million at the date of transfer, from the available-for-sale category to the held-to-maturity category.

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

Available-for-sale fixed income and equity securities are carried at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized gains or losses, net of any related tax effects, in other comprehensive income. Held-to-maturity securities, other than those transferred to the held-to-maturity category as described above, are carried at amortized cost. Fair values of fixed income securities are determined on the basis of dealer or market quotations, or comparable securities on which quotations are available.

Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for both available-for-sale and held-to-maturity investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions.

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

The Company’s investments are evaluated for other than temporary impairment (“OTTI”) using both quantitative and qualitative methods that include, but are not limited to (a) an evaluation of the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (b) the recoverability of principal and interest related to the security, (c) the duration and extent to which the fair value has been less than cost for equity securities, or amortized cost for fixed-income securities, (d) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions, and (e) the specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity. A decline in the market value of an available-for-sale or held-to-maturity security below its cost or amortized cost, referred to hereafter as cost basis, that is deemed to be other than temporary results in a write-down of the cost basis of that security to fair value.

Write-downs for OTTI are recorded as realized losses in the period a security’s decline in market value is first considered other than temporary. The Company does not adjust the cost basis of an OTTI security for subsequent changes in market value unless a further decline in market value is deemed to also be an OTTI. Rather, subsequent changes in the fair value of OTTI securities are considered unrealized gains or losses and included as a component of other comprehensive income. However, in periods subsequent to the recognition of an OTTI on a fixed income security, the security is accounted for as if the security had been purchased on the measurement date of the OTTI. That is, the discount associated with the security, based on the new cost basis, will be accreted over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows.

Other Investments

Other investments on the accompanying Consolidated Balance Sheets consists of investment real estate, investment real estate limited partnerships and non-marketable equity securities. Investment real estate is carried at the lesser of historical cost or at estimated fair market value based on recent sales or offers for similar properties. Real estate limited partnerships are accounted for using the equity method. The Company’s share of earnings in equity method investees is included in investment income. Non-marketable equity securities, which included our investment in Physicians Insurance Company of Wisconsin, Inc. (“PICW”) at December 31, 2005, are carried at fair value based on management’s estimate of the securities anticipated liquidation value.

Derivative financial instruments

During part of 2005 and 2004, the Company held interest-only certificates that the Company has determined contain an embedded derivative instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These certificates paid a variable rate of interest that was inversely related to the London Interbank Offered Rate (“LIBOR”).

These interest-only certificates were carried on the balance sheet at fair value as fixed-income securities. These certificates were not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, did not qualify for hedge accounting. In addition, the Company could not reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the interest-only certificates, based on quoted market prices, were recorded in current period earnings as investment income. During the years ended December 31, 2005 and 2004, the fair value of these securities decreased by $1,095,000 and $338,000, respectively. These certificates were sold in 2005.

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

Premiums written and receivable and related credit risk

The Company offers quarterly and monthly payment plans for policies with an annual term. Accordingly, premiums receivable include $40.8 million at December 31, 2006 and $47.7 million at December 31, 2005 of premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois and New Mexico. Payment plans are designed so that credit risk associated with receivables is generally offset by the liability for unearned premiums. However, an allowance for doubtful accounts of approximately $25,000 at December 31, 2006, and $75,000 at December 31, 2005, has been established and is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

Deferred policy acquisition costs

Deferred policy acquisition costs (“DAC”) (carried on the accompanying Consolidated Balance Sheets in other assets) include commissions, premium taxes and other costs incurred in and that vary with premium generation. These costs are deferred and amortized over the period in which the related premiums are earned, typically one year. Future investment income has been considered in determining the recoverability of deferred costs.

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

Reserve for extended reporting period claims

Claims-made policies provided by the Company include coverage for extended period reporting claims in the event of the death, disability or retirement (“DD&R”) of the insured. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recognized during the term of the original claims-made policy and is based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of future premiums associated with this coverage. The amount of this reserve is $13.0 million and $15.0 million at December 31, 2006 and 2005, respectively, which includes a discount of approximately $5.5 and $5.7 million at December 31, 2006 and 2005, respectively, related to the present value calculation. The reserve for DD&R benefits is included in unpaid loss and loss adjustment expenses in the accompanying Consolidated Balance Sheets. Changes in this reserve are charged or credited to income in the period in which the changes first become known.

Revenue recognition

Insurance premium income is typically recognized on a daily pro rata basis over the respective terms of the policies in-force which is generally one year. Certain extended reporting endorsements, often referred to as tail coverage allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Tail coverage can modify the exposure period for a definite or indefinite period. Premiums associated with tail policies that provide coverage for a definite period are earned over the period additional coverage is provided using the daily pro rata method. Premiums for tail policies that provide additional coverage for an indefinite period are fully earned at the date of issuance. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

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

The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2006 and 2005, the Company had established an allowance of $0 and $200,000, respectively, for amounts in dispute. See Note 9 for recoverable amounts from individually significant reinsurers.

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

The Company assesses the likelihood that deferred tax assets will be realized based on the availability of future taxable income in the periods when the deferred tax assets are expected to be deducted in the Company’s tax return. If it is deemed more likely than not that all, or a portion, of the Company’s deferred tax assets will not be realized, then a valuation allowance is established for the portion of the deferred tax assets that are deemed not likely to realized. Following this assessment methodology, the Company maintained a full valuation allowance during all of 2004 and the first half of 2005.

In 2004 changes in the valuation allowance were allocated to federal income tax expense, which is included as a component of net income, components of comprehensive income, or other components of shareholders’ equity, depending on the nature of the temporary differences that created the change in the valuation allowance. In 2005, after several consecutive quarters of reporting a pre-tax profit, the Company determined that a valuation allowance was no longer necessary, so it reversed the entire deferred tax asset valuation allowance in the second quarter. The reversal of the entire valuation allowance was recorded as a federal income tax benefit, with the exception of the valuation allowance associated with certain deferred tax assets relating to share-based awards. The reversal of the valuation allowance pertaining to these excess tax benefits related to share-based awards was credited directly to additional paid-in-capital and did not affect net income for these periods.

Concurrent with the initial reversal of the valuation allowance, the Company decreased the federal income tax benefit for the effect of changes in the valuation allowance related to unrealized gains and losses on the Company’s available-for-sale investment securities that had been recorded in accumulated other comprehensive income. See Note 10 for additional information regarding income taxes, the deferred tax valuation allowance, and the related accounting treatment.

The Company records any excess tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Share-based awards

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” The adoption and its impact on amounts reported in the accompanying Consolidated Financial Statements are more fully described in Note 16.

Minority interests

Minority interest in the accompanying December 31, 2005 Consolidated Balance Sheet and Statements of Income for the years ended December 31, 2005 and 2004, represents the 51% ownership interest of other investors in PIC-Florida. PIC-Florida was included in the Company’s Consolidated Financial Statements at and for the years ended December 31, 2005 and 2004, as it had been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, had been determined to be the primary beneficiary in accordance with the guidance given in Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities.”

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

On December 31, 2004, the Company consummated a transaction in which PIC-Florida’s other investor assumed ownership of 100% of PIC-Florida’s outstanding common stock. In exchange for its 49% ownership interest, American Physicians received a $3 million note that bears interest at a rate of eight-percent. The note is collateralized by 100% of the outstanding common stock of PIC-Florida. As the note received in exchange for American Physicians ownership interest is collateralized by the common stock of PIC-Florida, the exchange was deemed not to be a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125,” but was rather accounted for as a secured borrowing with pledge of collateral.

During 2005, monthly interest-only payments were made on the note. Principal payments on the note began in January 2006 and will continue every month through December 2012 unless prepaid earlier. The principal payments that began in January 2006 resulted in deemed partial sales of the Company’s investment in PIC-Florida in accordance with SFAS No. 140. As a result of these deemed partial sales, and the resulting change in circumstance, the Company re-evaluated the appropriateness of continuing to consolidate PIC-Florida in accordance with the guidance in FIN 46(R) and determined that the Company was no longer the primary beneficiary as it was no longer at risk for a majority of PIC-Florida’s potential losses. Accordingly, the Company determined that as of January 1, 2006, its investment in PIC-Florida should be accounted for under the equity method of accounting and no longer consolidated.

The balance of the Company’s investment in PIC-Florida was approximately $2.5 million at December 31, 2006 and is included in the accompanying Consolidated Balance Sheet in other investments. The Company’s share of PIC-Florida’s earnings in 2006, under the equity method of accounting, was $420,000 and is included in investment income. PIC-Florida’s total assets included in the Consolidated Balance Sheet at December 31, 2005, were approximately $16.1 million and its net premiums earned included in the Consolidated Statements of Income were $3.3 million and $2.3 million, respectively, for the years ended December 31, 2005 and 2004. The note receivable balance related to the sale of PIC-Florida was $2.5 million and $3.0 million at December 31, 2006 and 2005, respectively, and is included in the Consolidated Balance Sheets in other assets. A deposit liability of an equal amount, which offsets the note receivable balance, is carried in accrued expenses and other liabilities.

2.	Effects of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, additional disclosures may be required in the notes to future consolidated financial statements.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140,” which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 155 also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Effects of New Accounting Pronouncements (continued)

provisions of SFAS No. 155 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” which permits, but does not require, an entity to account for one or more classes of servicing rights at fair value, with the changes in fair value recorded in net income. The adoption of SFAS No. 156 in the first quarter of 2007 is not expected to have a material impact on the Company’s financial condition or results of operations.

SFAS No. 157, “Fair Value Measurements,” which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on assets held and liabilities carried as of this reporting date, the adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, assets acquired or liabilities assumed in future periods prior to the adoption of SFAS No. 157 may result in a different assessment of the impact of adoption.

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance to registrants on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at December 31, 2006 and 2005, was:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,499	$20	$(2)	$2,517
States and political subdivisions	79,027	204	(25)	79,206
Corporate securities	169,734	3,593	(228)	173,099
Mortgage-backed securities	168	11	—	179

Total available-for-sale securities	$251,428	$3,828	$(255)	$255,001

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$3,752	$55	$(19)	$3,788
States and political subdivisions	16,106	145	—	16,251
Corporate securities	197,926	6,028	(230)	203,724
Mortgage-backed securities	287	57	(6)	338

Total available-for-sale fixed-income securities	218,071	6,285	(255)	224,101
Equity securities	208	—	—	208

Total available-for-sale securities	$218,279	$6,285	$(255)	$224,309

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of December 31, 2006 and 2005. The carrying value at December 31, 2006 and 2005, includes approximately $3.8 million and $4.9 million of unrealized gains, respectively, which are included in the carrying value of securities transferred to the held-to-maturity category in 2005, as described in Note 1, and as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

	2006
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,566	$178	$(2,132)	$140,612
States and political subdivisions	129,944	356	(76)	130,224
Corporate securities	69,093	41	(3,294)	65,840
Mortgage-backed securities	163,969	18	(3,768)	160,219

Total held-to-maturity fixed-income securities	$505,572	$593	$(9,270)	$496,895

	2005
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$82,628	$—	$(1,638)	$80,990
States and political subdivisions	2,879	—	(28)	2,851
Corporate securities	69,681	173	(1,572)	68,282
Mortgage-backed securities	190,514	51	(3,753)	186,812

Total held-to-maturity fixed-income securities	$345,702	$224	$(6,991)	$338,935

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, respectively.

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Available-for-sale
U.S. government obligations	$998	$(2)	$—	$—	$998	$(2)
States and political subdivisions	15,964	(25)	—	—	15,964	(25)
Corporate securities	5,935	(6)	10,034	(221)	15,969	(227)

Subtotal fixed income	22,897	(33)	10,034	(221)	32,931	(254)
Held-to-maturity
U.S. government obligations	$29,961	$(39)	$80,473	$(2,093)	$110,434	$(2,132)
States and political subdivisions	20,794	(45)	2,004	(31)	22,798	(76)
Corporate securities	13,501	(1,384)	41,265	(1,909)	54,766	(3,293)
Mortgage-backed securities	13	—	156,910	(3,768)	156,923	(3,768)

Subtotal fixed income	64,269	(1,468)	280,652	(7,801)	344,921	(9,269)

Total temporarily impaired securities	$87,166	$(1,501)	$290,686	$(8,022)	$377,852	$(9,523)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Available-for-sale
U.S. government obligations	$—	$(19)	$—	$—	$—	$(19)
Corporate securities	3,974	(76)	6,230	(154)	10,204	(230)
Mortgage-backed securities	1	(6)	—	—	1	(6)

Subtotal fixed income	3,975	(101)	6,230	(154)	10,205	(255)
Held-to-maturity
U.S. government obligations	$80,990	$(1,638)	$—	$—	$80,990	$(1,638)
States and political subdivisions	2,852	(28)	—	—	2,852	(28)
Corporate securities	48,246	(1,572)	—	—	48,246	(1,572)
Mortgage-backed securities	179,981	(3,753)	—	—	179,981	(3,753)

Subtotal fixed income	312,069	(6,991)	—	—	312,069	(6,991)
Available-for-sale equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$316,044	$(7,092)	$6,230	$(154)	$322,274	$(7,246)

Those securities in the tables above that are in an unrealized or unrecognized loss position at December 31, 2006 or 2005 were determined to be in that position primarily as a result of changes in prevailing interest rates. All securities in an unrealized or unrecognized loss position at December 31, 2006 or 2005 were considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Based on the Company’s ability and intent to hold these securities until their maturity, or for a sufficient period of time to allow for the recovery of the securities market value, their decline in market value is deemed to be temporary in nature.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The components of pre-tax investment income and net realized gains for the years ended December 31, 2006, 2005 and 2004 were:

	2006	2005	2004
	(In thousands)

Interest income	$44,155	$44,451	$46,108
Dividend income	428	60	160
Other investment income	670	652	1,105

Total investment income	45,253	45,163	47,373
Investment expenses	(845)	(1,411)	(2,460)

Net investment income	$44,408	$43,752	$44,913

Gross realized gains on disposal
Fixed income	$148	$3,065	$7,639
Equity securities	2,166	121	3,374
Other invested assets	1,474	—	651

Total gross realized gains	3,788	3,186	11,664
Gross realized losses on disposal
Fixed income	(146)	(329)	(1,406)
Equity securities	(7)	(68)	(2,072)
Other invested assets	(16)	(66)	(1,709)
Property and equipment	(131)	(47)	(94)

Total gross realized losses on disposal	(300)	(510)	(5,281)
Other than temporary impairments	(178)	(643)	(4,832)

Net realized gains	$3,310	$2,033	$1,551

The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at December 31, 2006, by contractual maturity, were:

Estimated
Fair Value
(In thousands)

Available-for-sale
Less than one year	$40,088
One to five years	111,468
Five to ten years	95,016
More than ten years	8,250
Mortgage-backed securities	179

Total available-for-sale	$255,001

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	Carrying	Estimated
	Value	Fair Value
	(In thousands)

Held-to-maturity
Less than one year	$—	$—
One to five years	78,547	76,280
Five to ten years	184,192	182,455
More than ten years	78,865	77,941
Mortgage-backed securities	163,968	160,219

Total held-to-maturity	$505,572	$496,895

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For the years ended December 31, 2006 and 2005, the Company received one-time call premiums of $371,000 and $283,000, respectively.

The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2006 and 2005, was $8.5 million and $8.6 million, respectively.

Proceeds on the sales of investments in bonds totaled $11.9 million in 2006, $33.0 million in 2005, and $154.9 million in 2004. Gross gains of $0, $358,000 and $7.5 million were realized on the sales of investments in bonds for the years ended 2006, 2005 and 2004, respectively. Gross losses of $133,000, $329,000 and $1.3 million were realized on the sales of investments in bonds for the years ended 2006, 2005 and 2004, respectively.

4.	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale investment securities arising during the period and the amortization of unrealized gains and losses on the Company’s held-to-maturity securities at the date of transfer to be included in other comprehensive income, net of tax.

The following table shows the components of net unrealized gains on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Net unrealized gains on available-for-sale securities	$3,573	$6,030
Net unamortized unrealized gains on held-to-maturity securities	3,781	4,865
Deferred federal income taxes	(2,574)	(3,813)
Effect of minority interests and equity method investees, net of deferred taxes	(11)	22

Total net unrealized gains	$4,769	$7,104

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Comprehensive Income (continued)

The following table shows net unrealized gains (losses) on available-for-sale investment securities arising during the period, as well as the amortization of unrealized gains related to held-to-maturity securities, reclassification adjustments, and the related deferred income tax effects included in other comprehensive income for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands)

Unrealized gains (losses) arising during the period:
Available-for-sale:
Fixed maturities	$(2,455)	$(9,350)	$(14,855)
Equity securities	1,950	(31)	437
Held-to-maturity amortization	(1,084)	(1,021)	—
Reclassification adjustments	(1,952)	(2,789)	(7,046)

Other comprehensive loss before taxes, minority interests and equity method investees	(3,541)	(13,191)	(21,464)
Deferred federal income taxes	1,239	4,617	7,512
Change in deferred tax valuation allowance	—	7,512	(7,512)
Minority interests and equity method investees, net of deferred taxes	(33)	12	11

Other comprehensive income	$(2,335)	$(1,050)	$(21,453)

5.	Deferred Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2006, 2005, and 2004 are summarized as follows:

	2006	2005	2004
	(In thousands)

Balance, January 1	$7,877	$8,082	$10,461
Additions	16,927	18,782	20,670
Amortization	(17,160)	(18,987)	(22,749)
Recoverability write-offs	—	—	(300)

Balance, December 31	$7,644	$7,877	$8,082

In 2004 the Company determined that the capitalized deferred acquisition costs associated with the other insurance lines segment were not recoverable and accordingly wrote-off $300,000 of capitalized costs.

Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment, Net

At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
	(In thousands)

Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	11,456	11,974
Furniture and leasehold improvements	3,967	4,050

	26,493	27,094
Accumulated depreciation	(16,718)	(15,937)

	$9,775	$11,157

Depreciation expense associated with property and equipment for the years ended December 31, 2006, 2005, and 2004, was $1.4 million, $1.7 million and $1.9 million, respectively.

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004
	(In thousands)

Balance, beginning of year	$689,857	$693,630	$673,605
Less, reinsurance recoverables	(107,692)	(101,791)	(98,958)

Net balance, beginning of year	582,165	591,839	574,647
Deconsolidation of PIC-Florida	(2,418)	—	—
Incurred related to
Current year	113,338	131,496	171,600
Prior years	(12,880)	(4,372)	6,186

Total incurred	100,458	127,124	177,786

Paid related to
Current year	3,168	5,054	17,961
Prior years	96,971	131,744	142,633

Total paid	100,139	136,798	160,594

Net balance, end of year	580,066	582,165	591,839
Plus, reinsurance recoverables	107,965	107,692	101,791

Balance, end of period	$688,031	$689,857	$693,630

Prior year development as a percentage of beginning of the year net reserves	−2.2%	−0.7%	1.1%

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

development in 2006 and 2005 was the result of fewer than anticipated reported claims and lower than expected claims settlement costs, especially in the Company’s Ohio and Michigan markets.

The unfavorable development in 2004 includes approximately $4.4 million incurred in connection with the commutation of reinsurance treaties with Gerling Global Reinsurance Corporation. The remaining $1.8 million of unfavorable development relates primarily to the run-off of the Company’s workers’ compensation line of business, partially offset by favorable development due to lower than projected paid claim severity, most notably in the Company’s Ohio and Michigan medical professional liability markets.

Management believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at December 31, 2006, is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

8.	Long-Term Debt

In 2003, the Company formed two business trusts (the “Trusts”) for the purpose of issuing, in private placement transactions, $30.0 million of mandatorily redeemable trust preferred securities (“TPS”) and using the proceeds thereof, together with the equity proceeds received from APCapital in the initial formation of the Trusts, to purchase $30.9 million of floating rate junior subordinated deferrable interest debentures (the “Debentures”) from APCapital.

The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and three-month LIBOR plus 4.20% for the second trust issuance, payable quarterly. The interest rate is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 12.50%. The weighted average interest rates of 9.28% (Trust I issuance) and 9.38% (Trust II issuance) resulted in interest expense of approximately $2.8 million for the year ended December 31, 2006. Interest expense for the years ended December 31, 2005 and 2004 was $2.3 million and $1.7 million, respectively. At December 31, 2006 and 2005, accrued interest payable to the trusts was approximately $333,000 and $298,000, respectively. The Debentures are callable by APCapital at par beginning in May 2008. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.

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

reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
			(In thousands)

Direct	$156,866	$163,746	$185,511	$192,437	$213,945	$227,528
Ceded	(10,097)	(14,022)	(25,587)	(26,628)	(30,482)	(30,100)
Assumed	(46)	(36)	(2,542)	(1,526)	2,968	3,151

Net	$146,723	$149,688	$157,382	$164,283	$186,431	$200,579

Assumed as a percentage of net	0.0%	0.0%	−1.6%	−0.9%	1.6%	1.6%

Losses and loss adjustment expenses incurred are net of ceded losses and loss adjustment expenses of $10.4 million for 2006, $20.5 million for 2005, and $29.8 million for 2004.

The Company’s policy is to enter into reinsurance contracts only with highly rated reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. If the reinsurance company is unable to meet its obligations under existing reinsurance agreements, the Company remains liable for ceded reserves related to unpaid losses, loss adjustment expenses and unearned premiums.

The Company had reinsurance recoverables from the following reinsurers at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Hannover Ruckversicherungs	$45,419	$46,948
Munich Reins Amer	26,190	25,297
Transatlantic Reinsurance Company	10,605	11,587
Aspen Re	5,904	6,000
Lloyds of London	4,113	4,007
General Reinsurance Corporation	3,146	3,398
PMA Capital Insurance Corporation	2,886	2,568
Montpelier	2,629	2,671
Others	12,558	17,754

	$113,450	$120,230

Amounts due from reinsurers on the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Reinsurance recoverable	$109,013	$109,368
Prepaid reinsurance premium (included in other assets)	4,437	10,862

Amounts recoverable from reinsurers	$113,450	$120,230

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

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004, consists of:

	2006	2005	2004
	(In thousands)

Current provision (benefit)	$7,614	$2,294	$(2,680)
Deferred provision	12,202	13,805	9,011
Deferred tax valuation allowance	—	(44,051)	(6,621)

Total provision (benefit)	$19,816	$(27,952)	$(290)

The Company’s income tax reconciliation for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006		2005		2004
	(In thousands)

Income before income taxes	$63,003		$44,867		$19,750

Tax at statutory rate	$22,051	35.0%	$15,694	35.0%	$6,913	35.0%
Tax effect of:
Tax exempt interest	(2,091)	−3.3%	(217)	−0.5%	(338)	−1.7%
Other items, net	(144)	−0.2%	622	1.4%	(244)	−1.2%
Valuation allowance	—	0.0%	(44,051)	−98.2%	(6,621)	−33.5%

	$19,816	31.5%	$(27,952)	−62.3%	$(290)	−1.4%

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (continued)

At December 31, 2006 and 2005, the components of the net deferred federal income tax asset were as follows:

	2006	2005
	(In thousands)

Deferred tax assets arising from:
Losses and loss adjustment expenses	$21,010	$23,378
Net operating loss carryforwards	1,209	7,447
Unearned and advanced premiums	6,027	6,383
Minimum tax credits	6,185	8,761
Realized losses on investments	613	820
Goodwill	3,790	4,170
Other	863	1,478

Total deferred tax assets	39,697	52,437
Deferred tax liabilities arising from:
Deferred policy acquisition costs	2,675	2,757
Net unrealized gains on securities	2,574	3,813
Other	1,653	1,828

Total deferred tax liabilities	6,902	8,398

Net deferred tax asset before valuation allowance	32,795	44,039
Valuation allowance	—	—

Net deferred tax asset	$32,795	$44,039

In 2003, as a result of its assessment of the realizability of its deferred tax assets, the Company recorded a full valuation allowance against its net deferred tax asset. However, in 2005, after several consecutive quarters of pre-tax income, the Company concluded that the deferred tax asset valuation allowance was no longer necessary. Accordingly, the Company reversed the entire valuation allowance balance in 2005.

The following table shows the intraperiod allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2005 and 2004, and the impact of the reversal of the valuation allowance on federal income tax benefit included in net income, other comprehensive income and shareholders’ equity for the years ended December 31, 2005 and 2004.

	2005	2004

Valuation allowance balance, January 1	$(53,366)	$(50,672)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	51,563	6,621
Reclass benefit from continuing operations to other comprehensive income	(7,512)	—
Unrealized depreciation on investment securities allocated to other comprehensive income	7,512	(7,512)
Incremental tax benefit from stock based compensation allocated to additional paid-in-capital	1,775	(1,775)
Other items allocated to shareholders’ equity	28	(28)

Valuation allowance balance, December 31	$—	$(53,366)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (continued)

At December 31, 2006, the Company had approximately $1.8 million and $1.7 million of net operating loss carryforwards that expire in 2010 and 2011, and are limited to $575,000 and 340,000 annually, respectively. In addition, at December 31, 2006, the Company had approximately $6.2 million of minimum tax credits which can be carried forward indefinitely.

11.	Shareholders’ Equity

The Board of Directors has authorized the Company to purchase shares of its outstanding common stock under two separate plans. The Board of Directors has approved a series of authorizations to purchase shares of the Company’s outstanding common stock at the discretion of management (referred to as the “discretionary plan”). The total number of shares authorized to be repurchased under the discretionary plan since its inception is 6,060,659. At December 31, 2006, 289,804 shares remained available for repurchase under the discretionary plan, subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Global Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. Shares repurchased under these authorizations during the years ended December 31, 2006, 2005 and 2004, as well as the total number of shares repurchased pursuant to prior authorizations under the discretionary plan are shown in the table below.

	Discretionary Plan
	Inception	For the Year Ended December 31,
	to Date Totals	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	5,770,855	325,000	650,250	—
Cost of shares repurchased	$88,557	$11,117	$17,057	$—
Average cost per share repurchased	$15.35	$34.21	$26.23	$—

In April 2006 the Company announced that its Board of Directors had authorized a share repurchase of $20 million of its common shares pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2006 the Board of Directors authorized an additional share repurchase of $10 million under this plan. Shares may be repurchased under a Rule 10b5-1 plan at times when the Company otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf pursuant to a pre-determined formula.

	Rule 10b5-1 Plan
	Inception
	to Date	For the Year Ended December 31,
	Totals	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	750,350	750,350	—	—
Cost of shares repurchased	$23,645	$23,645	$—	$—
Average cost per share repurchased	$31.51	$31.51	$—	$—

At December 31, 2006, there was $6.4 million remaining to be purchased under the 2006 Rule 10b5-1 plan. On October 27, 2006, the Company’s Board of Directors adopted a new stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan. The Rule 10b5-1 plan share repurchases are expected to continue until the authorizations are fully utilized, subject to conditions specified in the Rule 10b5-1 plan. However, the Company may terminate the plan at any time.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ Equity (continued)

In addition to the shares above, which were repurchased in connection with publicly announced plans, the Company repurchased 8,289 shares and 249,026 shares in 2006 and 2004, respectively, which were tendered in lieu of cash in connection with the exercise of stock options.

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

Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments approximated their fair values at December 31, 2006 and 2005. The fair value of fixed-income held-to-maturity securities is disclosed in Note 3.

13.	Restructuring Charges and Exit Costs

Termination Benefits

In 2003 the Company began to exit its workers’ compensation line of business. A number of employees were terminated and others given incentives to remain to manage the run-off of this line through March 2007. Employee separation costs related to these remaining individuals will be recognized prospectively over the future service period. At December 31, 2006, total future employee separation costs are estimated to be approximately $4,000.

The activity in the liability for termination benefits for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)

Balance, January 1	$97	$101	$727
Employee separation costs	32	65	185
Payments	(11)	(69)	(811)

Balance, December 31	$118	$97	$101

Contract Termination Costs

In 2004 the Company subleased approximately 10,000 square feet of office space in Chicago, Illinois to an unrelated third party. In 2005 the Company subleased an additional 3,000 square feet. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next seven years has been discounted using an interest rate of approximately six-percent to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the original liability.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring Charges and Exit Costs (continued)

Activity in the liability for contract termination costs for the years ended December 31, 2006, 2005 and 2004, was as follows:

	2006	2005	2004
	(In thousands)

Balance, January 1	$1,120	$921	$—
Payments	(181)	(334)	(170)
Contract termination costs	—	345	1,091
Changes in estimated cash flows	61	127	—
Discount accretion	68	61	—

Balance, December 31	$1,068	$1,120	$921

Certain costs associated with the original lease and subleases are variable. As additional information regarding these variable costs becomes available, the estimated future cash flows are adjusted to reflect the revised estimates. Any changes in the liability for contract termination costs associated with estimated cash flow adjustments are charged or credited to expense in the period the change in estimates is first known.

All costs associated with termination benefits and contract terminations are included in the other expenses line item in the accompanying Consolidated Statements of Income.

14.	Related Party Transactions

The former President and CEO of the Company is a majority owner of SCW Agency Group, Inc., an agency that sells the Company’s medical professional liability insurance in Michigan, Illinois and Kentucky. Direct premiums written by the agency during 2006, 2005 and 2004 totaled $50.5 million, $63.9 million and $74.4 million, respectively, representing, 32.2%, 34.5%, and 34.8% of total direct premiums written by the Company during such years. Commission expense incurred related to SCW approximated $3.7 million, $4.8 million and $5.8 million in 2006, 2005 and 2004, respectively.

During 2004, the Company’s former President and CEO, and majority owner of SCW, received payments totaling $120,000 for consulting services.

15.	Employee Benefit Plans

The Company offers benefits under certain defined contribution plans. In 2006, 2005 and 2004 the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $831,000, $937,000 and $1,001,000 for 2006, 2005 and 2004, respectively.

16.	Share-Based Compensation

Equity Compensation Plans

The Board of Directors and shareholders have authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and other share-based awards for officers, directors and employees of the Company.

These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock authorized for issuance under the Plan is 1,800,000 shares, of which only 6,540 remain available at December 31, 2006 for future grants.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-Based Compensation (continued)

Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. All outstanding options vest in annual installments of 33%, 33% and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

Effective November 29, 2006, the Company’s Board of Directors amended the Plan with respect to the exercise of options and tax withholding. Holders of options under the Plan may exercise their outstanding options and pay the exercise price pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price and the payment of taxes attributable to the option exercise.

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the year ended December 31, 2006:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In thousands)

Options outstanding at January 1, 2006	776,100	$15.20
Granted during the period	—	—
Exercised during the period	(232,280)	$11.88
Canceled during the period	(1,500)	$26.50

Options outstanding at December 31, 2006	542,320	$16.59	6.45	$12,718

Options exercisable at December 31, 2006	396,571	$14.51	5.84	$10,125

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price (adjusted for the effect of the stock split described in Note 1) of the Company’s common stock for the options that were in-the-money at December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of options exercised was $5.9 million, $2.1 million and $4.8 million, respectively, determined as of the date of option exercise.

In January 2004, the Company issued 45,000 shares of non-vested stock under the Plan to certain employees with a market price at the date of grant of $11.47 per share. The shares granted in 2004 vest annually at a rate of 33%, 33% and 34% in January 2005, 2006 and 2007, respectively, as long as the grantees remain employed by the Company. In 2004, the Company also granted a total of 1,500 shares of unrestricted stock to newly appointed directors of the Company’s Board. The market value of the Company’s stock at the date of grant for these unrestricted shares was $18.14, resulting in compensation expense of approximately $27,000 during 2004.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-Based Compensation (continued)

A summary of the status and changes of nonvested shares issued under the Plan as of and during the year ended December 31, 2006 is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Non-vested shares outstanding at January 1, 2006	24,119	$11.47
Granted during the period	—	—
Vested during the period	(11,882)	$11.47
Forfeited during the period	(765)	$11.47

Non-vested shares outstanding at December 31, 2006	11,472	$11.47

The total fair value, at the date of vesting, of stock options and other share awards vested during the years ended December 31, 2006, 2005 and 2004 was $3.5 million, $5.7 million and $8.5 million, respectively.

As of December 31, 2006, the Company had $205,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of seven months.

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R), “Share-Based Payment,” beginning January 1, 2006 using the modified prospective transition method. Accordingly, for the year ended December 31, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, adjusted for estimated forfeitures, using the fair value method. Share-based compensation for option awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. Compensation expense for restricted shares granted is being recognized on a straight-line basis over the requisite service period for the entire award, which is three years. The impact on our results of operations of recording share-based compensation for the year ended December 31, 2006, was a pre-tax charge to underwriting expense of $571,000. Net of taxes, the effect on net income was $371,000, or $0.03 per basic and diluted share.

SFAS No. 123(R) also requires that the cash flows resulting from the excess tax benefits associated with the share-based compensation be classified as cash flows from financing activities. Accordingly, the Company has reported excess tax benefits of $2.1 million, $1.1 million and $1.0 million as cash inflows in the financing activities section of the statement of cash flows for the years ended December 31, 2006, 2005 and 2004, respectively. These incremental tax benefits are also credited to additional paid-in-capital. The pool of excess tax benefits credited to additional paid-in-capital has been determined using the alternative transition method as permitted by FASB Staff Position FAS 123(R)-3.

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

Employee share-based compensation expense recognized under SFAS No. 123(R) was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company has historically provided the required pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-Based Compensation (continued)

originally disclosed pro forma effects of share-based compensation expense have been included here for purposes of comparison to the results of operations for the years ended December 31, 2006. In accordance with adoption pursuant to the modified-prospective method, previously reported amounts in the income statement have not been changed.

The pro forma information for the years ended December 31, 2005 and 2004, was as follows:

	For the Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income, as reported	$72,366	$20,030
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	227	260
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(563)	(921)

Pro forma net income	$72,030	$19,369

Basic net income per share
As reported	$5.65	$1.58
Pro forma	$5.63	$1.53
Diluted net income per share
As reported	$5.53	$1.53
Pro forma	$5.50	$1.48
Basic Weighted Average Shares	12,807	12,683
Diluted Weighted Average Shares	13,094	13,082

Valuation Assumptions

There were no stock options or other share-based awards granted during the year ended December 31, 2006. The grant date fair value of stock options for award grants made in 2005 was estimated using a binomial lattice model. Prior to 2005 the Company used a Black-Scholes option pricing model to estimate the fair value of option grants at the date of grant. The following table indicates the assumptions used, or in the case of the binomial lattice model the range of assumptions, in estimating the grant date fair value for options granted during the years ended December 31, 2005 and 2004.

	2005	2004
	(Binomial Lattice)	(Black-Scholes)

Risk-free interest rate	4.44%	3.12%
Dividend yield	0%	0%
Expected volatility	10% — 25%	40%
Weighted average volatility	20%	40%
Expected term (years)	4.0	5.0
Weighted average estimated grant date fair value	$4.85	$5.70

Expected volatility is based on historical volatility for the Black-Scholes valuation model. Under the binomial lattice model, expected volatility is based on a number of factors, including historical volatility, return on equity, price to book value ratios and trends impacting the medical professional liability insurance industry. The Company

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-Based Compensation (continued)

uses historical data to estimate option exercise and employee termination behavior within both valuation models. The expected term represents an estimate of the period of time options are expected to remain outstanding based on the past exercise behavior of employees in relation to the Company’s current stock price. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury security with a remaining term to maturity equal to the contractual term of the option, in the case of the binomial lattice model, and over the expected term for the Black-Scholes model.

17.	Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except per share amounts)

Numerator for basic and diluted income per common share:
Net income	$43,187	$72,366	$20,030

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	12,015	12,807	12,683
Effect of dilutive stock options and awards	259	287	399

Denominator for diluted income per common share — adjusted weighted average shares outstanding	12,274	13,094	13,082

Income per common share:
Net income Basic	$3.59	$5.65	$1.58
Diluted	$3.52	$5.53	$1.53

18.	Commitments and Contingencies

The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company. At December 31, 2006 and 2005, the Company had a recorded liability of $100,000 for amounts assessed by state guarantee associations, as well as the Company’s estimate of its share of any insolvencies not yet assessed.

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

The Company is obligated under operating leases, which have various expiration dates through October 2013. Minimum future lease payments are as follows: 2007 — $948,000; 2008 — $844,000; 2009 — $840,000; 2010 — $862,000 and 2011 and thereafter — $2,206,000. Rental expense was $546,000 in 2006, $710,000 in 2005, and $1,321,000 in 2004.

The Company was not subject to any litigation at December 31, 2006 other than routine litigation in the ordinary course of the Company’s business. Management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

19.	GAAP and Statutory Reporting

American Physicians, APSpecialty and ICA, insurance companies each domiciled in the State of Michigan, are included in the accompanying Consolidated Financial Statements in accordance with GAAP. These entities are subject to regulation by the State of Michigan Office of Financial and Insurance Services and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes.

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

•	Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas deferred federal income taxes are recorded in surplus for statutory accounting purposes.

•	A valuation allowance is required under GAAP when it is determined that gross deferred tax assets cannot be realized, in whole or in part. For statutory accounting purposes, the valuation allowance is replaced with a more objective admitted asset test, which is intended to serve the same purpose as the GAAP valuation allowance. This more quantitative approach under statutory accounting can sometimes result in differing amounts of deferred tax assets being carried for GAAP and statutory accounting purposes.

•	The reserve associated with DD&R coverage benefits is included as a component of unpaid loss and loss adjustment expense reserves for GAAP. Any change in the estimate of the liability associated with such coverage is charged or credited to the incurred loss and loss adjustment expenses in the GAAP Statement of Income. Statutory accounting principles require that the reserve for DD&R benefits be included as a component of unearned premium reserves, with any change in the estimated reserve treated as an adjustment to earned premium in the period of change.

The following is statutory surplus at December 31, 2006, 2005, and 2004 and statutory net income for the years then ended.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	GAAP and Statutory Reporting (continued)

	2006	2005	2004
	(In thousands)

Statutory surplus, December 31	$248,929	$240,135	$210,874

Statutory net income for the year ended December 31	$54,470	$48,953	$19,216

The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding net realized gains (losses) on the sale of investments, or 10% of statutory surplus as of the preceding year end on an individual company basis. Accordingly, $49.2 million of dividends can be paid in 2007 without prior regulatory approval. However, as dividends totaling $43.0 million were paid in 2006, only $6.2 million of dividends could be paid as of January 1, 2007, without regulatory approval. The remaining $43.0 million of dividends that can be paid in 2007 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months.

20.	Quarterly Financial Data (Unaudited)

The unaudited operating results by quarter for 2006 and 2005 are summarized below:

				Net Income
		Income		Per Common
	Total	Before Taxes and	Net	Share Assuming
	Revenues	Minority Interest	Income	Dilution
	(In thousands, except per share data)

2006
1st Quarter	$49,035	$13,172	$8,863	$0.70
2nd Quarter	50,475	15,617	10,712	0.86
3rd Quarter	49,408	16,187	11,025	0.91
4th Quarter	50,364	18,027	12,587	1.06

	$199,282	$63,003	$43,187

2005
1st Quarter	$54,703	$7,591	$7,332	$0.55
2nd Quarter(a)	51,843	9,767	47,782	3.63
3rd Quarter	50,717	10,561	6,825	0.53
4th Quarter	55,603	16,948	10,427	0.81

	$212,866	$44,867	$72,366

(a)	Net income in the second quarter of 2005 includes a $41.6 million federal income tax benefit related to the reversal of a deferred tax valuation allowance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

The audit referred to in our report dated March 13, 2007 relating to the consolidated financial statements of American Physicians Capital, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/  BDO SEIDMAN, LLP

BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2007

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,
	2006	2005
	(In thousands)

ASSETS
Investments in subsidiaries	$279,099	$280,823
Equity securities	928	928
Cash and cash equivalents	17,497	5,337
Deferred federal income taxes	197	1,787
Federal income taxes recoverable from affiliates	4,316	3,247
Other assets	247	855

Total assets	$302,284	$292,977

LIABILITIES
Long-term debt	$30,928	$30,928
Accrued expenses and other liabilities	2,546	837

Total liabilities	33,474	31,765
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 12,500,126 and 11,556,575 shares outstanding at December 31, 2006 and 2005, respectively Additional paid-in capital	41,106	74,360
Retained earnings	222,935	179,748
Accumulated other comprehensive income, net of deferred federal income taxes	4,769	7,104

Total shareholders’ equity	268,810	261,212

Total liabilities and shareholders’ equity	$302,284	$292,977

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues
Investment income	$637	$107	$36
Net realized losses	(212)	—	—
Other income	1,600	—	—

Total revenues	2,025	107	36
Expenses
Interest expense	2,986	2,455	1,896
Amortization expense	—	313	312
General and administrative expenses	1,310	2,561	3,732

Total expenses	4,296	5,329	5,940
Loss before income taxes and equity in undistributed income of subsidiaries	(2,271)	(5,222)	(5,904)
Federal income tax (benefit) expense	(635)	2,853	(8,736)

(Loss) income before equity in undistributed income of subisidiaries	(1,636)	(8,075)	2,832
Equity in net income of subsidiaries	44,823	80,441	17,198

Net income	$43,187	$72,366	$20,030

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE II — SUPPLEMENTARY INSURANCE INFORMATION
AMERICAN PHYSICIANS CAPITAL, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from (for) operating activities
Net income	$43,187	$72,366	$20,030
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(44,823)	(80,441)	(17,198)
Dividends from subsidiaries	43,000	17,300	—
Amortization	—	291	288
Net realized losses	212	—	—
Stock based compensation	571	371	403
Excess tax benefits from share-based awards	(2,137)	(1,095)	(1,775)
Deferred federal income taxes	1,545	(122)	—
Changes in:
Federal or intercompany income taxes recoverable/payable	1,068	7,588	(9,740)
Accrued expenses and other liabilities	1,303	(1,673)	1,402
Other assets	608	764	112

Net cash from (for) operating activities	44,534	15,349	(6,478)

Cash flows from (for) investing activities
Liquidation of APIndemnity	999	—	—
Net contributions to subsidiaries	—	—	(20,200)

Net cash from (for) investing activities	999	—	(20,200)

Cash flows (for) from financing activities
Common stock repurchased	(34,762)	(17,057)	—
Excess tax benefits of share-based awards	2,137	1,095	1,775
Stock options exercised	560	1,719	1,334
Taxes paid in connection with net option exercise	(1,714)	—	—
Other	406	—	27

Net cash (for) from financing activities	(33,373)	(14,243)	3,136

Net increase (decrease) in cash and cash equivalents	12,160	1,106	(23,542)
Cash and cash equivalents, beginning of year	5,337	4,231	27,773

Cash and cash equivalents, end of year	$17,497	$5,337	$4,231

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

Effective January 24, 2005, APCapital’s wholly-owned subsidiaries, APConsulting LLC and APDirectSales, LLC, were dissolved. APManagement Ltd and APIndemnity (Bermuda) Ltd. were liquidated effective February 28, 2006 and May 10, 2006, respectively.

(2)  Long Term Debt

APCapital has issued $30.9 million of floating rate junior subordinated deferrable interest debentures (“Debentures”) to subsidiary trusts. The trusts have issued mandatorily redeemable trust preferred securities that have terms that are essentially the same as the Debentures issued by APCapital, which are the only assets of the trusts. See Note 8 of the Notes to Consolidated Financial Statements for a description of the Debentures and the transactions in which they were issued.

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

(4)  Dividends Received

During 2006, American Physicians paid the following dividends to APCapital: $13 million in March 2006, $13 million in May 2006, $6 million in June 2006 and $11 million in December 2006.

In June 2005 and December 2005, American Physicians paid dividends to APCapital of $6.0 million and $11.3 million, respectively.

(5)  Stock Split

Effective November 1, 2006, the Company issued a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. All share and per-share data, as well as share-based award information included in these Consolidated Financial Statement and Notes thereto, has been retroactively adjusted to reflect the stock split.

(6)  Share Repurchases

The Board of Directors of the Company has authorized the Company to purchase shares of its outstanding common stock under two separate plans, the discretionary plan and a Rule 10b5-1 plan. For additional information on share repurchases, see Note 11 of the Notes to Consolidated Financial Statements.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 under the framework in Internal Control — Integrated Framework. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report on management’s assessment that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited management’s assessment, included in the accompanying (Item 9A., Management’s Report on Internal Control Over Financial Reporting,) that American Physicians Capital, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Physicians Capital, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion threon.

/s/  BDO SEIDMAN, LLP

BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2007

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The required information will be contained in the Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (excluding the Report of the Audit Committee) is incorporated herein by reference.

Item 11.	Executive Compensation

The required information will be contained in the Proxy Statement under the caption “Compensation of Executive Officers” and “Election of Directors — Director Compensation” and is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The required information will be contained in the Proxy Statement under the captions “Certain Relationships and Transactions” and “Elections of Directors — Meetings and Committees of the Board” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The required information will be contained in the Proxy Statement under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2)

Financial Statements:

Reports of independent registered public accounting firms

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of income for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 13, 2007.

American Physicians Capital, Inc.

By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 13, 2007 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. Kevin Clinton R. Kevin Clinton	President, Chief Executive Officer and Director (principal executive officer)

/s/ Frank H. Freund Frank H. Freund	Executive Vice President, Treasurer, Chief Financial Officer (principal financial and principal accounting officer)

/s/ Thomas R. Berglund, M.D. Thomas R. Berglund, M.D.	Director and Chairman of the Board

/s/ Billy B. Baumann, M.D. Billy B. Baumann, M.D.	Director

/s/ Daniel L. Gorman Daniel L. Gorman	Director

/s/ AppaRao Mukkamala, M.D. AppaRao Mukkamala, M.D.	Director

/s/ D. Joseph Olson, J.D. D. Joseph Olson, J.D.	Director

/s/ Spencer L. Schneider, J.D. Spencer L. Schneider, J.D.	Director

/s/ Joseph Stilwell Joseph Stilwell	Director

/s/ Larry W. Thomas Larry W. Thomas	Director

EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital’s commission file number is 000-32057.

Exhibit
Number	Description

2.1	Plan of Conversion, dated June 28, 2000, as amended September 22, 2000(2)
3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended January 26, 2005(10)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(6)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(6)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.5	American Physicians/SCW Sales Agency Agreement (Medical Professional Liability — Michigan Only), dated January 1, 2000(2)
10.6	KMIC Insurance Company Agency Agreement, dated October 13, 1998(2)
10.12	MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)
*10.18	Form of Stock Option Agreement with Directors, dated December 5, 2000(4)
*10.19	Form of Stock Option Agreement with Executives, dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award with Directors, dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award with Executives, dated December 5, 2000(4)
10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(5)
10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(6)
10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(6)
10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(6)
10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(6)
10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(6)
**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(7)
10.37	Standstill Agreement, dated April 7, 2004 between the company and Daniel L. Gorman(8)
10.41	Standstill Agreement, dated November 10, 2004, between the Company, Stilwell Value Partners, L.P. and various affiliated entities and individuals(9)
*10.42	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood(11)
10.45	Amendment No. 1, dated May 9, 2005, to the Standstill Agreement, dated April 7, 2004, between the Company and Daniel L. Gorman(13)
10.46	Summary of Incentive Compensation Plan as of March 2006(14)
10.47	Amendment No. 1 to American Physicians Capital, Inc. Stock Compensation Plan(1)
21.1	Subsidiaries of APCapital(7)

Exhibit
Number	Description

23.1	Consent of BDO Seidman, LLP(1)
23.2	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.(1)
99.1	Stock Pledge Agreement, dated as of December 31, 2004 between Daniel R. O’Neal and American Physicians Assurance Corporation(12)
99.2	Promissory Note from Daniel R. O’Neal to American Physicians Assurance Corporation, dated December 31, 2004 (12)

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s 2002 Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to APCapital’s 2003 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(8)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated April 7, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated November 15, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated January 31, 2005 and incorporated herein by reference.

(11)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 28, 2005 and incorporated herein by reference.

(12)	Filed as an exhibit to APCapital’s 2004 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(13)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated May 9, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated March 15, 2006 and incorporated herein by reference.