Form 10-Q
period 2007-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2007-05-10
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2007 was 11,204,924.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$247,097	$255,001
Held-to-maturity, at amortized cost	501,668	505,572
Other investments	6,351	6,476

Total investments	755,116	767,049
Cash and cash equivalents	118,969	108,227
Premiums receivable	38,707	43,068
Reinsurance recoverable	110,809	109,013
Deferred federal income taxes	30,709	32,795
Property and equipment, net of accumulated depreciation	9,774	9,775
Other assets	25,111	25,888

Total assets	$1,089,195	$1,095,815

LIABILITIES
Unpaid losses and loss adjustment expenses	$688,015	$688,031
Unearned premiums	69,738	70,744
Long-term debt	30,928	30,928
Federal income taxes payable	2,631	189
Other liabilities	32,036	37,113

Total liabilities	823,348	827,005
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 11,196,024 and 11,556,575 shares outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in-capital	27,600	41,106
Retained earnings	233,440	222,935
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	4,807	4,769

Total shareholders’ equity	265,847	268,810

Total liabilities and shareholders’ equity	$1,089,195	$1,095,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$34,894	$38,965
Change in net unearned premiums	138	(1,522)

Net premiums earned	35,032	37,443
Investment income	11,177	11,103
Net realized (losses) gains	(2)	12
Other income	213	477

Total revenues and other income	46,420	49,035
Losses and loss adjustment expenses	22,362	26,877
Underwriting expenses	7,361	7,677
Investment expenses	187	169
Interest expense	773	716
General and administrative expenses	332	363
Other expenses	3	61

Total expenses	31,018	35,863

Income before federal income taxes	15,402	13,172
Federal income tax expense	4,897	4,309

Net income	$10,505	$8,863

Net income — per common share
Basic	$0.92	$0.71
Diluted	$0.90	$0.70

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income
Net income		—	10,505	—	10,505
Other comprehensive income		—	—	38	38

Total comprehensive income, net of taxes					10,543
Options exercised	15,050	143	—	—	143
Shares tendered/netted in connection with option exercise	(3,201)	(122)	—	—	(122)
Excess tax benefits from share-based awards		305	—	—	305
Fair value compensation of share-based awards		66	—	—	66
Purchase and retirement of common stock	(372,400)	(13,898)	—	—	(13,898)

Balance, March 31, 2007	11,196,024	$27,600	$233,440	$4,807	$265,847

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2005	12,500,126	$74,360	$179,748	$7,104	$261,212
Comprehensive income
Net income		—	8,863	—	8,863
Other comprehensive loss		—	—	(1,866)	(1,866)

Total comprehensive income, net of taxes					6,997
Options exercised	53,550	516	—	—	516
Shares tendered/netted in connection with option exercise	(8,289)	(270)	—	—	(270)
Excess tax benefits from share-based awards		510	—	—	510
SFAS No. 123R adoption		(46)	—	—	(46)
Fair value compensation of share-based awards		180	—	—	180
Purchase and retirement of common stock	(191,250)	(6,110)	—	—	(6,110)
Forfeiture of restricted stock	(764)	—	—	—	—

Balance, March 31, 2006	12,353,373	$69,140	$188,611	$5,238	$262,989

(1)	Share amounts have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006. See Note 2.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$10,505	$8,863
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period	300	(2,586)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(242)	(285)

Other comprehensive income (loss) before tax	58	(2,871)
Deferred federal income tax expense (benefit)	20	(1,005)

Other comprehensive income (loss)	38	(1,866)

Comprehensive income	$10,543	$6,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$10,505	$8,863
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	681	621
Net realized (gains) losses	2	(12)
Deferred federal income taxes	2,066	3,799
Excess tax benefits from share-based awards	(305)	(510)
Share-based compensation	66	180
Loss (income) on equity method investee	1	(90)
Changes in:
Unpaid loss and loss adjustment expenses	(16)	(233)
Unearned premiums	(1,006)	259
Other assets and liabilities	1,298	(4,120)

Net cash from operating activities	13,292	8,757
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	—	(65,350)
Held-to-maturity — fixed income	—	(158,188)
Property and equipment	(268)	(61)
Proceeds from sales and maturities
Available-for-sale — fixed income	8,039	30,928
Held-to-maturity — fixed income	3,408	8,330
Other investments	125	125
Property and equipment	4	5
Deconsolidation of PIC-Florida	—	(2,941)
Pending securities transactions	32	5,248

Net cash from (for) investing activities	11,340	(181,904)
Cash flows from (for) financing activities
Common stock repurchased	(13,898)	(6,110)
Federal income tax effect of share based awards	305	510
Payable for shares repurchased	(318)	—
Proceeds from stock options exercised	21	246

Net cash for financing activities	(13,890)	(5,354)

Net increase (decrease) in cash and cash equivalents	10,742	(178,501)
Cash and cash equivalents, beginning of period	108,227	272,988

Cash and cash equivalents, end of period	$118,969	$94,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2006 Condensed Consolidated Balance Sheet of the Company presented in this Report on Form 10-Q was derived from audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, the fair value of investments, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates changed.

Nature of Business

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers, with an emphasis on markets in the Midwest.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Stock Split

On September 25, 2006, the Company’s Board of Directors declared a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. Shares resulting from the stock split

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

were distributed to shareholders on November 1, 2006. Share and per share data for the three months ended March 31, 2006 in the unaudited Condensed Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split.

3.	Effects of New Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. The Company determined that there were no material liabilities for uncertain tax positions, therefore the disclosures required by FIN 48 were not made.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on assets held and liabilities carried as of this reporting date, the adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, assets acquired or liabilities assumed in future periods prior to the adoption of SFAS No. 157 may result in a different assessment of the impact of adoption.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$10,505	$8,863

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	11,435	12,398
Effect of dilutive stock options and awards	213	284

Denominator for diluted income per common share — adjusted weighted average shares outstanding	11,648	12,682

Net income — basic	$0.92	$0.71
Net income — diluted	$0.90	$0.70

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three months ended March 31, 2007 and 2006, there were no stock options that were considered to be anti-dilutive. Share amounts and net income per share amounts for the three months ended March 31, 2006 have been retroactively adjusted to reflect the stock split described in Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2006, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in this report and our other reports filed with the Securities and Exchange Commission, including those listed in our Annual Report on Form 10-K under “Item 1A — Risk Factors,” and the following:

•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.

•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

•	An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	A downgrade in the A.M. Best Company rating of our primary insurance subsidiaries could reduce the amount of business we are able to write.

•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

•	The unpredictability of court decisions could have a material impact on our operations.

•	Our business could be adversely affected by the loss of one or more key employees.

•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

•	Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future share repurchases.

•	Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

•	Our exit from various markets and lines of business may prove more costly than originally anticipated.

•	Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.

Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of the Company’s Operations

We are a leading provider of medical professional liability insurance coverage, which protects physicians and other health providers from claims filed against them for alleged acts of medical malpractice. We currently focus on writing physician medical professional liability coverage in five core states: Michigan, Illinois, Ohio, New Mexico and Kentucky. We also write a small amount of business in contiguous states.

We previously offered workers’ compensation insurance and health insurance products. The last of these policies expired in the second quarter of 2005. As workers’ compensation is a long-tailed line of business, we will continue to settle and pay these claims for a number of years. Health insurance is a much shorter-tailed line of business, and as such, we have no material reserves remaining related to our health insurance programs.

On September 25, 2006, the Company’s Board of Directors declared a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. Shares resulting from the stock split were distributed to shareholders on November 1, 2006. Share, per share and option exercise price data for the three months ended March 31, 2006 have been retroactively adjusted to reflect the stock split.

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

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 1 to our Consolidated Financial Statements contained in that report. There have been no material changes to these policies since the most recent year end.

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

Results of Operations — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three month period ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$36,302	$41,521	$(5,219)	(12.6)%

Net premiums written	$34,894	$38,965	$(4,071)	(10.4)%

Net earned premium	$35,032	$37,443	$(2,411)	(6.4)%
Losses and loss adjustment expenses
Current year losses	26,627	28,985	(2,358)	(8.1)%
Prior year losses	(4,265)	(2,108)	(2,157)	102.3%

Total	22,362	26,877	(4,515)	(16.8)%
Underwriting expenses	7,361	7,677	(316)	(4.1)%

Total underwriting gain	5,309	2,889	2,420	83.8%
Other revenue (expense) items
Investment income	11,177	11,103	74	0.7%
Net realized (losses) gains	(2)	12	(14)	(116.7)%
Other income	213	477	(264)	(55.3)%
Other expenses(1)	(1,295)	(1,309)	14	(1.1)%

Total other revenue and expense items	10,093	10,283	(190)	(1.8)%

Income before federal income taxes	15,402	13,172	2,230	16.9%
Federal income tax expense	4,897	4,309	588	13.6%

Net income	$10,505	$8,863	$1,642	18.5%

Loss Ratio:
Accident year	76.0%	77.4%		1.4%
Prior years	(12.2)%	(5.6)%		6.6%
Calendar year	63.8%	71.8%		8.0%
Underwriting expense ratio	21.0%	20.5%		(0.5)%
Combined ratio	84.8%	92.3%		7.5%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

The increase in net income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of improved underwriting results. Favorable development on prior year’s loss reserves, in particular, contributed to the increase in net income.

The following table shows our direct premiums written by major geographical market for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written
Michigan	$9,263	$8,390	$873	10.4%
Illinois	9,840	15,060	(5,220)	(34.7)%
Ohio	8,365	8,993	(628)	(7.0)%
New Mexico	5,454	5,304	150	2.8%
Kentucky	2,733	3,008	(275)	(9.1)%
Other	647	775	(128)	(16.5)%

Subtotal	36,302	41,530	(5,228)	(12.6)%
Exited lines of business	—	(9)	9	(100.0)%

Total	$36,302	$41,521	$(5,219)	(12.6)%

Direct premiums written for the three months ended March 31, 2007 decreased $5.2 million, compared to the same period in 2006. The decrease was almost entirely attributable to price competition in our Illinois market. These competitive factors have also contributed to a decrease in direct premiums written in our Ohio and Kentucky markets, although to a lesser degree. Offsetting the premium decreases in Illinois, Ohio and Kentucky were increases in Michigan and New Mexico, primarily as a result of new business. The medical professional liability insurance market is becoming increasingly competitive. However, we remain committed to our strategy of adequate pricing and strict underwriting. This strategy may result in the loss of additional policyholders and further decreases in direct premiums written. Our insured physician count at March 31, 2007 was 9,387, a decrease of less than 1% compared to March 31, 2006 and December 31, 2006. However, the average premium per policy decreased approximately 7.0% to $15,560 at March 31, 2007, from $16,733 at March 31, 2006. Our average retention ratio, the number of policies that expire during a given period compared with the number of policies that we renew during the same period, was 87% for the three months ended March 31, 2007, compared with 82% for the same period in 2006.

Net written premiums, as a percentage of direct written premiums increased to 96.1% from 93.8% in the first quarter of 2006, primarily as a result of changes in our reinsurance treaty. Effective January 1, 2007, we began retaining the first $1.0 million of loss exposure in all states. This compares with retaining the first $500,000 of loss exposure in 2006 and then a 50% participation in our excess of loss reinsurance layer, which is all losses in excess of $500,000. While we anticipate that the changes in our reinsurance treaties from 2006 to 2007 will continue to result in an increase in our net premiums written and earned as a percentage of direct premiums, the ultimate impact of these changes in our reinsurance treaties on net income will depend upon future underwriting results.

Net premiums earned did not decrease as much as net premiums written, as in 2007 we continue to earn in the higher premium volume written in 2006.

Our incurred losses and loss adjustment expenses continue to benefit from the enhancements we have made in our underwriting processes and claims processes over the last several years. The changes in our underwriting processes have resulted in an improved book of insured accounts, which has resulted in a steady decline in the number of claims reported to us each quarter. Reported claims for the three months ended March 31, 2007 totaled 247, compared to 308 in the first quarter of 2006. In addition, over the past few years we have seen a trend of decreasing average paid losses. These factors have resulted in a decrease in the accident year loss ratio from 77.4% for the three months ended March 31, 2006, to 76.0% for the three months ended March 31, 2007. We believe that the benefits of the changes in our underwriting and claims handling practices on our reported and paid claims have begun to level off, and as a result we do not anticipate seeing the dramatic improvements in our accident year loss ratio that have characterized our results in recent quarters.

Incurred losses and loss adjustment expenses also continued to decrease as a result of favorable development on prior years’ loss reserves, which increased to $4.3 million for the three months ended March 31, 2007, from $2.1 million for the same period in 2006. The favorable development on prior years’ loss reserves experienced in 2007 was primarily attributable to our Michigan and Ohio medical professional liability markets where actual paid and reported claims were less than actuarially projected. These positive factors were partially offset by an increase in paid severity in Illinois and Ohio in the first quarter of 2007 compared to the first quarter of 2006. Including the benefit of favorable development on prior years’ reserves, our loss ratio improved to 63.8% for the three months ended March 31, 2007, compared to 71.8% for the same period of 2006.

Underwriting expenses decreased 4.1%. However, as a percentage of net premiums earned, underwriting expenses increased to 21.0% for the three months ended March 31, 2007, from 20.5% for the same period of 2006. The decrease in underwriting expenses was the result of the decrease in net premiums earned, which were down 6.4%. As our premium volume has declined, the fixed cost portion of our underwriting expenses bear a relatively greater proportion of overall underwriting expenses, thereby resulting in an increase in the underwriting expense ratio. We have worked hard over the last several years to reduce expenses and have reached a point in our cost cutting efforts where further cuts could potentially be harmful to our business operations. As such, if our premium volume continues to decline, we anticipate that our underwriting expense ratio may increase in the future.

Investment income increased slightly for the three months ended March 31, 2007 compared to the same period in 2006. The overall investment yield for the three months ended March 31, 2007 was 5.12% compared to 5.28% for the same period in 2006. Investment income increased for the three months ended March 31, 2007 primarily as a result of an increase in the overall average size of our investment portfolio. However, the three month yield decreased as a result of the increased allocation in our portfolio to tax-exempt securities and the maturity of a handful of older corporate bonds, which paid a higher coupon than is currently available in the market for similar securities. In the first quarter of 2006, we purchased $193.0 million of tax-exempt securities. Although we anticipate that our annual gross investment returns will decrease in the future as a result of the decision to allocate more resources to tax-exempt securities, we expect that the overall impact on net income of the purchase of these securities will be positive because of the associated tax savings.

Other expenses consist primarily of investment expenses, interest expense, general and administrative expenses as shown below.

	For the Three Months Ended March 31,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Other expenses
Investment expenses	187	169	18	10.7%
Interest expense	773	716	57	8.0%
General and administrative expenses	332	363	(31)	(8.5)%
Other	3	61	(58)	(95.1)%

Total	1,295	1,309	(14)	(1.1)%

The decrease in other expenses for the three months ended March 31, 2007 was primarily the result of reduced exit costs (shown in “other” in the table immediately above). Partially offsetting this decrease in other expenses was an increase in interest expense as a result of an increase in short-term interest rates. Now that we have disposed of nearly all investment real estate properties, the costs associated with the annual assessment of internal control over financial reporting have leveled off, and activities related to our exit from workers’ compensation are nearly complete, we believe that the level of other expenses shown for the three months ended March 31, 2007, is a fair representation of the costs we anticipate to incur in future periods. However, our long-term debt pays a variable rate of interest, as described in Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, which will impact our interest expense as short-term interest rates increase or decrease in future periods. The Company currently expects that it will retire the debt at its earliest opportunity under the related agreements, which currently is anticipated to be in the second quarter of 2008.

The effective tax rate for the three months ended March 31, 2007 was 31.8%, compared with 32.7% for the three months ended March 31, 2006. The rates differ from the statutory rate of 35% primarily as a result of tax exempt investment income.

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

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. In accordance with these limits, $49.2 million of dividends could be paid to APCapital during calendar year 2007 without prior approval from the State of Michigan Office of Financial and Insurance Services. However, the payment of these dividends is also subject to the timing of dividends paid in 2006 as no more than $49.2 million can be paid in any consecutive 12 month period. Through March 31, 2007, American Physicians had paid APCapital $13 million in dividends in 2007, and $43 million in the 12 month period immediately preceding that date. Accordingly, only $6.2 million of dividends could be paid to APCapital at March 31, 2007, with another $13 million, $6 million and $11 million being eligible for payment in May, June and December 2007, respectively. These dividends are being used by APCapital to fund its debt service and other operating costs, as well as the purchase of shares of APCapital’s outstanding common stock. At March 31, 2007, APCapital’s net cash and cash equivalent resources totaled approximately $13.4 million.

We continue to repurchase shares of our outstanding common stock, including 372,400 shares for $13.9 million in the first three months of 2007. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” included elsewhere in this report, for details of our share repurchase plans.

Our net cash flow from operations was $13.3 million for the three months ended March 31, 2007, compared to $8.8 million for the same period of 2006. The increase in cash provided by operations was primarily the result of a $2.9 million decrease in paid loss and loss adjustment expenses, an increase in cash premium receipts of $850,000, a $2.8 million increase in investment income collected, partially offset by an increase in operating expenses paid of $2.0 million.

At March 31, 2007, the Company had $119.0 million of cash and cash equivalents and $247.1 million of available-for-sale fixed-income securities to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of March 31, 2007, we had approximately $83.4 million, $179.0 million and $78.8 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $160.5 million of mortgage-backed securities, classified as held-to-maturity, which provide periodic principal repayments.

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

Financial Condition

In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company (“A.M. Best”) rating (B++) and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at March 31, 2007, was approximately $248.4 million. This results in a net premiums written to surplus ratio of 0.57:1 based on $142.7 million of net premiums written. Statutory surplus at December 31, 2006, was approximately $248.9 million, yielding a net premiums written to surplus ratio of 0.59:1. In general, A.M. Best and state insurance regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of 1:1 or lower. Statutory surplus from December 31, 2006 to March 31, 2007, remained relatively constant as the $13.0 million dividend payment by American Physicians to its parent company, APCapital, was mostly offset by statutory net income of $12.7 million.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Medical professional liability insurance is a “long-tailed” line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets, primarily Michigan and New Mexico. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. These claims, and their associated reserves, are referred to as incurred but not reported, or IBNR. IBNR reserves may also be recorded as part of the actuarial estimation of total reserves to cover any deficiency or redundancy in case reserves that may be indicated by the actuary’s analyses. Case reserves are established for open claims and represent claims management’s best estimate of the ultimate net settlement cost of a claim, and the costs to investigate, defend and settle the claim, based on the information available about a given claim at a point in time.

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of March 31, 2007, December 31, 2006 and March 31, 2006. Net reserves include direct and assumed reserves, the amount reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, included elsewhere in this report, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheets.

				March 31, 2007 versus		March 31, 2007 versus
	March 31,	December 31,	March 31,	December 31, 2006		March 31, 2006
	2007	2006	2006	Change	% Change	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$305,420	$311,142	$358,199	$(5,722)	(1.8)%	$(52,779)	(14.7)%
Number of open claims	2,200	2,256	2,976	(56)	(2.5)%	(776)	(26.1)%
Average net case reserve per open claim	$138,827	$137,918	$120,363	$909	0.7%	$18,464	15.3%
Net IBNR reserves	$247,812	$241,069	$187,549	$6,743	2.8%	$60,263	32.1%
Total net reserves	$553,232	$552,211	$545,748	$1,021	0.2%	$7,484	1.4%

Although March 31, 2007 medical professional liability total net reserves are relatively flat compared to December 31, 2006 and March 31, 2006, our open claim count has decreased 2.5% compared to year end and 26.1% compared to a year ago. As previously mentioned in our discussion of incurred losses in the “— Results of Operations” section of this report, the number of claims reported to us has been steadily decreasing over the last two to three years. As a result, our open claim count has also been decreasing as we settle and close claims. The decrease in the number of open claims has led to a reduction in net case reserves. However, the reduction in net case reserves has not been as dramatic as the decrease in open claims, resulting in an increase in the average net case reserve per open claim of $18,464, or 15.3%, compared to a year ago. Over the same period, net IBNR reserves have increased

32.1%. Net case reserves have been decreasing over the past several quarters, while net IBNR reserves have been increasing. However, it is important to note that the estimation of total net reserves is based on the actuarially projected ultimate cost to settle, defend and handle both claims reported to us, as well as those that have been incurred, but not yet reported. As such, the distinction between case and IBNR reserves is less important than considering the overall adequacy of our total reserves.

Although considerable judgment is inherent in the estimation of net loss and loss adjustment expense reserves, we believe that our net reserves for medical professional liability claims are adequate. However, there can be no assurance that losses will not exceed the reserves we have recorded, as future trends related to the frequency and severity of claims, and other factors may develop differently than management has projected. The assumptions and methodologies used in estimating and establishing reserves for unpaid loss and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded eight-percent (8%) of our recorded net reserves as of the beginning of the period, but such adjustments can materially and adversely affect our results of operations when they are made.

Workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Our open number of workers’ compensation claims has decreased from 357 at December 31, 2006 to 277 at March 31, 2007. It is important to note, however, that workers’ compensation insurance is written on an occurrence basis, and as such, claims may have been incurred in prior periods when we actively provided coverage that have not been reported to us yet. Workers’ compensation net reserves at March 31, 2007 were $25.2 million compared with $27.1 million at December 31, 2006. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years. We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of March 31, 2007 is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates.

Activity in the liability for unpaid loss and loss adjustment expenses for the three months ended March 31, 2007 and the year ended December 31, 2006, was as follows:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Beginning balance, gross	$688,031	$689,857
Less, reinsurance recoverables	107,965	107,692

Net reserves, beginning balance	580,066	582,165
Deconsolidation of PIC-FL	—	(2,418)
Incurred related to
Current year	26,627	113,338
Prior years	(4,265)	(12,880)

	22,362	100,458

Paid related to
Current year	275	3,168
Prior years	23,165	96,971

	23,440	100,139

Net reserves, ending balance	578,988	580,066
Plus, reinsurance recoverables	109,027	107,965

Ending balance, gross	$688,015	$688,031

Development as a % of beginning net reserves	(0.7)%	(2.2)%

We experienced $4.3 million and $12.9 million of favorable development on prior years’ loss reserves during the three months ended March 31, 2007 and year ended December 31, 2006, respectively. This favorable development on prior years’ loss reserves is primarily the result of fewer than anticipated reported claims and paid claims, especially in our Ohio and Michigan medical professional liability markets.

Other Significant Balance Sheet Items

Our invested assets at March 31, 2007 consist primarily of fixed-income securities (85.7%) and cash and cash equivalents (13.6%). In addition we hold a small amount of investment real estate and investment real estate limited partnerships (0.7%). Approximately 67.0% of our fixed-income securities were classified as held-to-maturity at March 31, 2007, with the remainder being classified as available-for-sale. For more information on our fixed-income security portfolio and the risks inherent to such a portfolio, see “Item 3 — Quantitative and Qualitative Disclosures About Market and Credit Risk,” included elsewhere in this report.

Premiums receivable decreased $4.4 million, or 10.1%, to $38.7 million at March 31, 2007. This decrease was relatively consistent with the decrease in direct premiums written, but was also impacted by the mix of business written as well as the payment option selected by our policyholders.

Our deferred federal income tax assets decreased approximately $2.1 million, primarily as a result of utilizing minimum tax credits. We still have approximately $2.5 million ($889,000 at the anticipated tax rate of 35%) of net operating loss carryforwards. However these carryforwards are limited to an annual use of about $915,000 per year. In addition, we have approximately $4.9 million of minimum tax credits, which can be carried forward indefinitely and used to reduce our regular tax liability to the alternative minimum tax amount, if that amount is lower.

Other liabilities decreased $5.1 million to $32.0 million at March 31, 2007. In addition to accounts payable and other accruals, other liabilities included ceded reinsurance premium payable, advanced premiums and a liability account for pending security transactions. The $5.1 million decrease was primarily the result of timing, as we pay out many year end accruals in the first quarter. In addition, our liability for advance premiums is typically higher at December 31 and June 30 as a result of the high volume of business that renews on January 1 and July 1 each year. Partially offsetting the decreases in accrued liabilities and advance premiums was an increase in ceded reinsurance payable, attributable to the receipt of $2.6 million of refunded ceded premium from deposits payments made in excess of actual ceded premiums written related to our 2006 reinsurance treaty.

Shareholders’ equity at March 31, 2007 was $265.8 million, a decrease of $3.0 million from $268.8 million at December 31, 2006. The decrease was primarily attributable to the repurchase of $13.9 million of the Company’s outstanding common stock in the first three months of 2007. This decrease was partially offset by reported net income of $10.5 million for the three months ended March 31, 2007, as well as an increase in additional-paid-in-capital of approximately $400,000, which was mainly the result of the excess tax benefit associated with share-based awards that were exercised or vested. The Company’s book value per common share outstanding at March 31, 2007 was $23.74, based on 11,196,024 shares outstanding, compared to $23.26 per common share outstanding at December 31, 2006. Total shares outstanding at December 31, 2006 were 11,556,575.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the most recent fiscal year end.

In February 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of, a new policy administration software system. The total cash outflow of the project is anticipated to be approximately $6 million over the next 12 to 15 months. As of March 31, 2007, approximately $100,000 of this amount had been spent.

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

As of March 31, 2007, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt municipal bonds.

Qualitative Information About Market Risk

At March 31, 2007, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $13.2 million of private placement issues (which constitutes 1.8% of our portfolio), was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit rating of BBB and above. The weighted average credit quality of our fixed-income security portfolio (again, excluding private placement issues) on the Standard & Poor’s credit rating scale was AA+ at March 31, 2007. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 32.0% or $160.5 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At March 31, 2007, our available-for-sale fixed-income security portfolio was valued at $247.1 million and had an average modified duration of 3.10 years, compared to a portfolio valued at $255.0 million with an average modified duration of 3.16 years at December 31, 2006. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at March 31, 2007 and December 31, 2006. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

				December 31,
	March 31, 2007			2006
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$232,954	$(14,143)	2.78	$239,943	$(15,058)	2.88
+1%	239,681	(7,416)	2.83	247,111	(7,890)	2.89
0	247,097		3.10	255,001		3.16
-1%	255,095	7,998	3.18	263,350	8,349	3.23
-2%	263,563	16,466	3.27	272,152	17,151	3.33

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2007:

			Total Number
	Total		of Shares	Maximum Number (or Approximate Dollar
	Number of	Average	Purchased as	Value) of Shares That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the Plans or Programs
	Purchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan(b)

For the month ended January 31, 2007	49,000	$37.88	49,000	289,804	$36,499,457
For the month ended February 28, 2007	106,000	$37.77	106,000	228,804	$34,780,868
For the month ended March 31, 2007	217,400	$36.98	217,400	70,204	$32,584,499
For the three months ended March 31, 2007	372,400	$37.32	372,400	70,204	$32,584,499

(a)	In November 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, which represents approximately 637,500 shares, at the discretion of management as part of a repurchase program that began March 30, 2001 (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 6,060,659. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated at any time.

(b)	On October 27, 2006, the Company’s Board of Directors adopted a new stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan, which equaled $6.4 million at December 31, 2006. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2007. The Company may terminate the plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 1, 2007, at which the shareholders approved the ratification of BDO Seidman, LLP as their independent register public accountants and elected two directors. All nominees were elected. The following table sets forth the results of the voting at the meeting.

	Votes	Votes
Nominee	For	Withheld

Stephen H. Haynes, M.D.	10,553,098	201,222
Mitchell A. Rinek, M.D.	10,553,098	201,222

				Broker
	For	Against	Abstain	Non-Votes

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	10,747,164	4,282	2,874	—

Item 6.	Exhibits

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
Frank H. Freund
Its: Executive Vice President, Treasurer
and Chief Financial Officer

Date: May 10, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.48	Summary of Incentive Compensation Plan as of March 2007 (filed as an exhibit to the Current Report on Form 8-K filed on March 14, 2007 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.