Form 10-Q
period 2007-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2007-08-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-32057

American Physicians Capital, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-3543910
State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2007 was 10,981,899.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$287,819	$255,001
Held-to-maturity, at amortized cost	502,125	505,572
Other investments	9,631	6,476

Total investments	799,575	767,049
Cash and cash equivalents	78,275	108,227
Premiums receivable	34,882	43,068
Reinsurance recoverable	109,885	109,013
Deferred federal income taxes	28,227	32,795
Property and equipment, net of accumulated depreciation	11,298	9,775
Other assets	23,307	25,888

Total assets	$1,085,449	$1,095,815

LIABILITIES
Unpaid losses and loss adjustment expenses	$680,124	$688,031
Unearned premiums	60,673	70,744
Long-term debt	30,928	30,928
Federal income taxes payable	1,903	189
Other liabilities	36,181	37,113

Total liabilities	809,809	827,005
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 11,082,199 and 11,556,575 shares outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in-capital	23,113	41,106
Retained earnings	249,773	222,935
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	2,754	4,769

Total shareholders’ equity	275,640	268,810

Total liabilities and shareholders’ equity	$1,085,449	$1,095,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$26,967	$30,082	$61,861	$69,047
Change in net unearned premiums	7,929	7,338	8,067	5,816

Net premiums earned	34,896	37,420	69,928	74,863
Investment income	11,152	11,569	22,329	22,672
Net realized (losses) gains	(64)	1,336	(66)	1,348
Other income	175	150	388	627

Total revenues and other income	46,159	50,475	92,579	99,510
Losses and loss adjustment expenses	12,916	25,796	35,278	52,673
Underwriting expenses	7,566	7,734	14,927	15,411
Investment expenses	230	228	417	397
Interest expense	782	756	1,555	1,472
General and administrative expenses	363	323	695	686
Other expenses	(1)	21	2	82

Total expenses	21,856	34,858	52,874	70,721

Income before federal income taxes	24,303	15,617	39,705	28,789
Federal income tax expense	7,970	4,905	12,867	9,214

Net income	$16,333	$10,712	$26,838	$19,575

Net income — per common share Basic	$1.47	$0.88	$2.38	$1.59
Diluted	$1.44	$0.86	$2.33	$1.56

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income
Net income		—	26,838	—	26,838
Other comprehensive loss		—	—	(2,015)	(2,015)

Total comprehensive income, net of taxes					24,823
Options exercised	18,025	215	—	—	215
Shares tendered/netted in connection with option exercise	(3,201)	(122)	—	—	(122)
Excess tax benefits from share-based awards		315	—	—	315
Fair value compensation of share-based awards		113	—	—	113
Purchase and retirement of common stock	(489,200)	(18,514)	—	—	(18,514)

Balance, June 30, 2007	11,082,199	$23,113	$249,773	$2,754	$275,640

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2005	12,500,126	$74,360	$179,748	$7,104	$261,212
Comprehensive income
Net income		—	19,575	—	19,575
Other comprehensive loss		—	—	(3,542)	(3,542)

Total comprehensive income, net of taxes					16,033
Options exercised	75,600	723	—	—	723
Shares tendered/netted in connection with option exercise	(8,289)	(270)	—	—	(270)

Excess tax benefits from share-based awards		679	—	—	679
SFAS No. 123R adoption		(46)	—	—	(46)
Fair value compensation of share-based awards		337	—	—	337
Purchase and retirement of common stock	(630,900)	(19,620)	—	—	(19,620)
Forfeiture of restricted stock	(764)	—	—	—	—

Balance, June 30, 2006	11,935,773	$56,163	$199,323	$3,562	$259,048

(1)	Share amounts have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006. See Note 2.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income	$16,333	$10,712	$26,838	$19,575
Other comprehensive loss:
Unrealized depreciation on available-for-sale investment securities arising during the period	(2,859)	(2,158)	(2,559)	(4,744)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(240)	(272)	(482)	(557)
Adjustment for realized losses on investment securities included in net income	(60)	(148)	(60)	(148)

Other comprehensive loss before tax	(3,159)	(2,578)	(3,101)	(5,449)
Deferred federal income tax benefit	(1,106)	(902)	(1,086)	(1,907)

Other comprehensive loss	(2,053)	(1,676)	(2,015)	(3,542)

Comprehensive income	$14,280	$9,036	$24,823	$16,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$26,838	$19,575
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,415	1,451
Net realized losses (gains)	66	(1,348)
Deferred federal income taxes	5,654	7,793
Excess tax benefits from share-based awards	(315)	(679)
Share-based compensation	113	337
Income on equity method investees	(96)	(706)
Changes in:
Unpaid loss and loss adjustment expenses	(7,907)	5,962
Unearned premiums	(10,071)	(8,885)
Other assets and liabilities	11,276	4,135

Net cash from operating activities	26,973	27,635
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(56,234)	(71,850)
Held-to-maturity — fixed income	(5,312)	(188,188)
Other investments	(2,924)	(262)
Property and equipment	(2,075)	(175)
Proceeds from sales and maturities
Available-for-sale — fixed income	19,984	50,015
Held-to-maturity — fixed income	7,755	16,365
Other investments	250	2,123
Property and equipment	20	6
Deconsolidation of PIC-Florida	—	(2,941)
Pending securities transactions	—	(53)

Net cash for investing activities	(38,536)	(194,960)
Cash flows from (for) financing activities
Common stock repurchased	(18,514)	(19,620)
Federal income tax effect of share based awards	315	679
Change in payable for shares repurchased	(283)	338
Proceeds from stock options exercised	93	453

Net cash for financing activities	(18,389)	(18,150)

Net decrease in cash and cash equivalents	(29,952)	(185,475)
Cash and cash equivalents, beginning of period	108,227	272,988

Cash and cash equivalents, end of period	$78,275	$87,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Unaudited)

1.	Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., APIndemnity (Bermuda) Ltd., APManagement Ltd. and American Physicians Assurance Corporation (“American Physicians”). Effective February 28, 2006 and May 10, 2006, APManagement Ltd. and APIndemnity (Bermuda) Ltd., respectively, were liquidated. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Software for Internal Use

Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software and development costs are included as an element of property and equipment in the unaudited Condensed Consolidated Balance Sheet, and totaled $1.7 million at June 30, 2007. Once the software is placed into production, the Company will amortize such software costs over the shorter of the estimated useful life of the software or five years.

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

On September 25, 2006, the Company’s Board of Directors declared a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. Shares resulting from the stock split were distributed to shareholders on November 1, 2006. Share and per share data for the three and six months ended June 30, 2006 in the unaudited Condensed Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split.

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

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on assets held and liabilities carried as of June 30, 2007, the adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, assets acquired or liabilities assumed in future periods prior to the adoption of SFAS No. 157 may result in a different assessment of the impact of adoption.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$16,333	$10,712	$26,838	$19,575

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	11,135	12,180	11,285	12,288
Effect of dilutive stock options and awards	218	258	216	270

Denominator for diluted income per common share — adjusted weighted average shares outstanding	11,353	12,438	11,501	12,558

Net income — basic	$1.47	$0.88	$2.38	$1.59
Net income — diluted	$1.44	$0.86	$2.33	$1.56

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three and six months ended June 30, 2007 and 2006, there were no stock options that were considered to be anti-dilutive. Share amounts and net income per share amounts for the three and six months ended June 30, 2006 have been retroactively adjusted to reflect the stock split described in Note 2.

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

On September 25, 2006, the Company’s Board of Directors declared a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. Shares resulting from the stock split were distributed to shareholders on November 1, 2006. Share, per share and option exercise price data for the three and six months ended June 30, 2006 have been retroactively adjusted to reflect the stock split.

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

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 1 to our Consolidated Financial Statements contained in that report. The only material changes to these policies since the most recent year end is the addition of a new policy with respect to software developed for internal use, described below.

Software for Internal Use

Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized.

One of the components of the cost of application development is salary and benefit expense related to employees who work on the development project. We determine salary expense based on an estimated percentage of an individual employee’s time spent working on the project. Benefit expenses are allocated to the project by applying the percentage of benefit costs to salary expense for all employees to the salary expense allocated to the project. From the start of the project in mid-March 2007 through June 30, 2007, we have capitalized approximately $437,000 of employee salary and benefit costs in connection with internally developed software projects.

Qualifying software and development costs are included as an element of property and equipment in the unaudited consolidated balance sheet. Once the software is placed into production, the Company will amortize such software costs over the shorter of the estimated useful life of the software or five years.

Description of Ratios Analyzed

In the analysis of our operating results that follows, we refer to various financial ratios and other measures that management uses to analyze and compare the underwriting results of our insurance operations.

GAAP Ratios and Other GAAP Financial Measures

We calculate our loss ratio, underwriting expense ratio and combined ratio on a GAAP basis. There have been no material changes to the calculation and use of these ratios during the most recent quarter. We also calculate underwriting gain (loss) on a GAAP basis. This measure equals the net premiums earned less loss and loss adjustment expenses and underwriting expenses. It is another measure used by management and others in the industry to evaluate the underwriting performance of our insurance operations in relation to peer companies.

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

Results of Operations — Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and six month periods ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$27,847	$32,402	$(4,555)	(14.1)%

Net premiums written	$26,967	$30,082	$(3,115)	(10.4)%

Net premiums earned	$34,896	$37,420	$(2,524)	(6.7)%
Losses and loss adjustment expenses
Current year losses	25,814	28,674	(2,860)	(10.0)%
Prior year losses	(12,898)	(2,878)	(10,020)	348.2%

Total	12,916	25,796	(12,880)	(49.9)%
Underwriting expenses	7,566	7,734	(168)	(2.2)%

Total underwriting gain	14,414	3,890	10,524	270.5%
Other revenue (expense) items
Investment income	11,152	11,569	(417)	(3.6)%
Net realized (losses) gains	(64)	1,336	(1,400)	(104.8)%
Other income	175	150	25	16.7%
Other expenses(1)	(1,374)	(1,328)	(46)	3.5%

Total other revenue and expense items	9,889	11,727	(1,838)	(15.7)%

Income before federal income taxes	24,303	15,617	8,686	55.6%
Federal income tax expense	7,970	4,905	3,065	62.5%

Net income	$16,333	$10,712	$5,621	52.5%

Loss Ratio:
Accident year	74.0%	76.6%		(2.6)%
Prior years	(37.0)%	(7.7)%		(29.3)%
Calendar year	37.0%	68.9%		(31.9)%
Underwriting expense ratio	21.7%	20.7%		1.0%
Combined ratio	58.7%	89.6%		(30.9)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

	For the Six Months Ended June 30,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$64,149	$73,923	$(9,774)	(13.2)%

Net premiums written	$61,861	$69,047	$(7,186)	(10.4)%

Net premiums earned	$69,928	$74,863	$(4,935)	(6.6)%
Losses and loss adjustment expenses
Current year losses	52,441	57,659	(5,218)	(9.0)%
Prior year losses	(17,163)	(4,986)	(12,177)	(244.2)%

Total	35,278	52,673	(17,395)	(33.0)%
Underwriting expenses	14,927	15,411	(484)	(3.1)%

Total underwriting gain	19,723	6,779	12,944	190.9%
Other revenue (expense) items
Investment income	22,329	22,672	(343)	(1.5)%
Net realized (losses) gains	(66)	1,348	(1,414)	(104.9)%
Other income	388	627	(239)	(38.1)%
Other expenses(1)	(2,669)	(2,637)	(32)	1.2%

Total other revenue and expense items	19,982	22,010	(2,028)	(9.2)%

Income before federal income taxes	39,705	28,789	10,916	37.9%
Federal income tax expense	12,867	9,214	3,653	39.6%

Net income	$26,838	$19,575	$7,263	37.1%

Loss Ratio:
Accident year	75.0%	77.0%		(2.0)%
Prior years	(24.5)%	(6.6)%		(17.9)%
Calendar year	50.5%	70.4%		(19.9)%
Underwriting expense ratio	21.3%	20.6%		0.7%
Combined ratio	71.8%	91.0%		(19.2)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

The increases in net income were primarily the result of an increase in favorable development on prior years’ loss reserves, especially in the second quarter of 2007, partially offset by an increase in the associated federal income tax expense. The favorable development on prior years’ loss reserves is discussed in more detail in the section entitled “Loss and Loss Adjustment Expenses” below.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2007	2006	Dollar	Percentage	2007	2006	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Direct premiums written
Michigan	$10,151	$10,938	$(787)	(7.2)%	$19,414	$19,328	$86	0.4%
Illinois	7,497	9,751	(2,254)	(23.1)%	17,337	24,811	(7,474)	(30.1)%
Ohio	5,686	6,085	(399)	(6.6)%	14,051	15,078	(1,027)	(6.8)%
New Mexico	3,498	4,475	(977)	(21.8)%	8,952	9,779	(827)	(8.5)%
Kentucky	623	777	(154)	(19.8)%	3,356	3,785	(429)	(11.3)%
Other	392	381	11	2.9%	1,039	1,156	(117)	(10.1)%

Subtotal	27,847	32,407	(4,560)	(14.1)%	64,149	73,937	(9,788)	(13.2)%
Exited lines of business	—	(5)	5	(100.0)%	—	(14)	14	(100.0)%

Total	$27,847	$32,402	$(4,555)	(14.1)%	$64,149	$73,923	$(9,774)	(13.2)%

The medical malpractice insurance market has become increasingly competitive over the last several quarters. As a result, premium rates have remained stable or decreased in some markets in 2007, which is the primary reason for the decrease in direct premiums written. Our average retention ratio, which is the number of policies that we renew in a given period as a percentage of the number of policies that expire during the same period, has increased from 81% and 82% for the six months ended June 30, 2006 and year ended December 31, 2006, respectively, to 86% for the six months ended June 30, 2007. Our insured physician count at June 30, 2007 was 9,304, down 2.2% compared to June 30, 2006, and 1.6% compared to December 31, 2006. However, because of the premium rate decreases taken in most markets, the average premium per policy decreased approximately 9.4% to $15,151 at June 30, 2007, from $16,717 at June 30, 2006, and 5.1% compared to the average premium per policy of $15,967 at December 31, 2006. Although these competitive factors have impacted virtually all of our major markets, the effects are most notable in Illinois where our retention ratio was only 81% for the six months ended June 30, 2007. The decrease in New Mexico direct premiums written for the quarter is primarily a timing issue that is expected to reverse in the third quarter.

We anticipate that the medical malpractice insurance pricing environment will remain extremely competitive in the near future. We remain committed to our philosophy of underwriting discipline and adequate pricing, which, in light of the current competitive factors impacting the medical professional liability insurance market, will likely make profitable premium growth in the near future challenging.

Net premiums written for the quarter, as a percentage of direct premiums written, increased to 96.8% from 92.8% in the second quarter of 2006 and to 96.4% from 93.4% when comparing the six months ended June 30, 2007, compared to 2006. The increase in the percentage of premium we are retaining is primarily related to changes in our reinsurance treaty for the 2007 policy year. Effective January 1, 2007, we began retaining the first $1.0 million of loss exposure in all states. This compares with retaining the first $500,000 of loss exposure in 2006 and then a 50% participation in our excess of loss reinsurance layer, which are all losses in excess of $500,000. We anticipate that the changes in our reinsurance treaties from 2006 to 2007 will continue to result in a net premiums written to direct premiums written ratio of approximately 96.5% for the remainder of 2007. However, the ultimate impact of these changes in our reinsurance treaties on net income will depend upon future loss frequency and severity.

Net premiums earned did not decrease as much as net premiums written, as in 2007 we continue to earn in the higher premium volume written in 2006.

Loss and Loss Adjustment Expenses

Incurred loss and loss adjustment expenses, which we refer to collectively as losses, decreased $12.9 million in the second quarter of 2007 and $17.4 million in the six months ended June 30, 2007 compared to the same periods in 2006. The loss ratios for the three months and six months ended June 30, 2007 were 37.0% and 50.5%, respectively, compared with 68.9% and 70.4% for the same periods of 2006. The decreases in incurred losses and the loss ratio were primarily attributable to the favorable settlement of a number of potentially high severity claims in the second quarter of 2007, which resulted in a reduction of the established case reserves. We have been experiencing favorable trends in both the frequency and severity of losses over the last several quarters as a result of enhancements we have made in our underwriting processes and claims processes over the past few years. However, the number and dollar impact of claims that settled favorably in the second quarter of 2007 was unusual and should not be viewed as a trend from which to predict future results.

The changes we have made in our underwriting processes over the last several years have resulted in an improved book of insured accounts, which resulted in a steady decline in the number of claims reported to us each quarter throughout 2003, 2004, 2005 and early 2006. This trend of decreasing claims frequency has begun to level out over the last few quarters. Claims reported to us during the three months ended June 30, 2007 totaled 269, up slightly from the 247 claims reported in the first quarter of 2007, but consistent with the average number of reported claims over the last four quarters of 270. As the reported number of claims has begun to stabilize, so too has our accident year loss ratio, which was 74.0% and 75.0% for the three and six months ended June 30, 2007, respectively, compared with 76.6% and 77.0% for the same periods of last year.

During the second quarter of 2007 we also recorded a $928,000 charge to incurred losses for the establishment of an allowance related to certain reinsurance recoverables. In the second quarter of 2007 we began to experience a significant delay in collections, as well as receipt of only partial payments, from one of our reinsurers. This, in combination with other factors, led us to conclude that future recoveries were not probable, or at a minimum would be significantly delayed and contested by the reinsurer. As such, we established an allowance for 100% of the amount recoverable from this reinsurer.

Underwriting Expenses

Underwriting expenses decreased slightly as a result of our decreasing premium volume. However, as a percentage of net premiums earned, underwriting expenses increased to 21.7% and 21.3% for the three and six months ended June 30, 2007, from 20.7% and 20.6%, respectively, for the same period of 2006. As our premium volume has declined, the fixed cost portion of our underwriting expenses represent a relatively greater proportion of overall underwriting expenses, thereby resulting in an increase in the underwriting expense ratio. If our premium volume continues to decline, we anticipate that our underwriting expense ratio may continue to increase in the future.

Investment Income

Investment income decreased slightly for the three and six months ended June 30, 2007 compared to the same periods in 2006. The overall investment yields for the three and six months ended June 30, 2007 were 5.10% and 5.11%, compared to 5.46% and 5.36%, respectively, for the same periods in 2006. Investment income decreased primarily as a result of the increased allocation in our portfolio to tax-exempt securities and the maturity in 2007 of a few older corporate bonds, which had a higher yield than is currently available in the market for similar securities. In June 2007 we purchased an additional $61.5 million of tax-exempt securities, increasing the percentage of our total cash and investment portfolio allocated to tax-exempt securities to 30.4% at June 30, 2007, from 23.8% at December 31, 2006. While this increase in tax-exempt securities will likely decrease investment income and the overall investment yield in future periods, we expect that the impact on net income of the purchase of these securities will be positive because of the associated tax savings.

Income Taxes

The effective tax rates for the three and six months ended June 30, 2007 were 32.8%, and 32.4%, compared with 31.4% and 32.0%, respectively, for the same periods in 2006. The rates differ from the statutory rate of 35%

primarily as a result of tax exempt investment income. While our tax-exempt interest income in 2007 has increased compared to 2006, the unusually strong results of operations for the second quarter of 2007 increased pre-tax income (the denominator in the effective tax rate calculation) more than the tax-exempt interest income impacted federal income tax expense, thereby increasing the effective tax rate for 2007 compared to 2006.

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

In addition, on July 25, 2007, we announced that the Board of Directors had declared a cash dividend of $0.10 per common share to be paid on September 28, 2007 to shareholders of record as of September 12, 2007. The dividend is expected to result in a payout of approximately $1.1 million, based on a total of 11.1 million shares currently outstanding.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. In accordance with these limits, $49.2 million of dividends could be paid to APCapital during calendar year 2007 without prior approval from the State of Michigan Office of Financial and Insurance Services, or OFIS. However, the payment of these dividends is also subject to the timing of dividends paid in 2006 as no more than $49.2 million can be paid in any consecutive 12 month period. Through June 30, 2007, American Physicians had paid APCapital $26 million in dividends in 2007, and $37 million in the 12 month period immediately preceding that date. On July 2, 2007, American Physicians paid an additional $6 million dividend to APCapital. Accordingly, only $6.2 million of dividends could be paid to APCapital at the time of this filing, with another $11 million being eligible for payment in December 2007. These dividends are being used by APCapital to fund its debt service and other operating costs, to fund the purchase of shares of APCapital’s outstanding common stock, and are expected to be used to fund the quarterly shareholder dividend described above. At June 30, 2007, APCapital’s net cash and cash equivalent resources totaled approximately $25.5 million.

We continue to repurchase shares of our outstanding common stock, including 116,800 shares during the second quarter of 2007 at a cost of $4.6 million. Year to date through June 30, 2007, we have repurchased 489,200 shares at a cost of $18.5 million. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase plans.

Our net cash flow from operations was $27.0 million for the six months ended June 30, 2007, compared to $27.6 million for the same period of 2006. The decrease in cash provided by operations was primarily the result of a decrease in cash premium receipts of $2.4 million and an increase in operating expenses paid of $4.8 million, partially offset by a $4.3 million decrease in paid loss and loss adjustment expenses and a $2.3 million increase in investment income collected.

At June 30, 2007, the Company had $78.3 million of cash and cash equivalents and $287.8 million of available-for-sale fixed-income securities to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of June 30, 2007, we had approximately $89.8 million, $177.5 million and $78.6 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $156.2 million of mortgage-backed securities, classified as held-to-maturity, which provide periodic principal repayments.

Based on historical trends, economic, market and regulatory conditions and our current business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to APCapital, will be sufficient to meet our short- and long-term liquidity needs. However, these trends, conditions and plans are subject to change, and there can be no assurance that our funds will be sufficient to meet our liquidity needs in the future. In addition, any acquisition or transaction APCapital may pursue, outside of the ordinary course of business, could require that we raise additional capital, or petition OFIS for permission for our insurance subsidiaries to pay an extraordinary dividend to APCapital.

Financial Condition

In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company (“A.M. Best”) rating (B++) and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2007 was approximately $251.2 million. This results in a net premiums written to surplus ratio of 0.56:1 based on $139.5 million of net premiums written over the last 12 months. Statutory surplus at December 31, 2006 was approximately $248.9 million, yielding a net premiums written to surplus ratio of 0.59:1. In general, A.M. Best and state insurance regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of 1:1 or lower. Statutory surplus from December 31, 2006 to June 30, 2007, remained relatively constant as the $26 million dividend payments by American Physicians to its parent company, APCapital, were mostly offset by statutory net income, less a decrease in admitted statutory deferred tax assets. On July 2, 2007, American Physicians paid an additional $6 million dividend to APCapital, which reduced statutory surplus by a similar amount.

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

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of June 30, 2007, December 31, 2006 and June 30, 2006. Net reserves include direct and assumed reserves, the amount reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheet, included elsewhere in this report, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

				June 30, 2007 versus		June 30, 2007 versus
	June 30,	December 31,	June 30,	December 31, 2006		June 30, 2006
	2007	2006	2006	Change	% Change	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$289,332	$311,142	$348,717	$(21,810)	(7.0)%	$(59,385)	(17.0)%
Number of open claims	2,124	2,256	2,558	(132)	(5.9)%	(434)	(17.0)%
Average net case reserve per open claim	$136,220	$137,918	$136,324	$(1,698)	(1.2)%	$(104)	(0.1)%
Net IBNR reserves	$256,668	$241,068	$202,867	$15,600	6.5%	$53,801	26.5%
Total net reserves	$546,000	$552,210	$551,584	$(6,210)	(1.1)%	$(5,584)	(1.0)%

Medical professional liability total net reserves decreased $6.2 million and $5.6 million, respectively, compared to December 31, 2006 and June 30, 2006. The most significant factor in this decrease was the settlement of several claims during the second quarter of 2007 for significantly less than recorded case reserves, which resulted in the $12.9 million of favorable development on prior years’ loss reserves noted in the “— Results of Operations” section of this report. In addition, the number of claims reported to us has been steadily decreasing over the last three to four years. As a result, our open claim count has also been decreasing as we settle and close claims. Over the last four quarters this trend of decreasing reported claim frequency appears to have leveled off. Accordingly, we would expect that our open claim count will not continue to decrease at the rate it has over the past two to three years.

As a result of the decrease in the number of open claims, net case reserves have also been decreasing over the past 11 quarters, though at a lesser rate. Open claim counts have decreased 44.1% since September 30, 2004, while net case reserves have decreased at a 26.4% rate. However, this discrepancy is to be expected as higher severity claims typically take longer to settle, causing an increase in our average net case reserve per open claim over time. While net case reserves have been decreasing, net IBNR reserves have increased approximately 82.1% over the same period of time from $140.9 million at September 30, 2004 to $256.7 million at June 30, 2007. The estimation of total net reserves is based on the actuarially projected ultimate cost to settle, defend and handle both claims reported to us, as well as those that have been incurred, but not yet reported. As such, the distinction between case and IBNR reserves is less important than the overall adequacy of our total reserves.

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

Workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Our open number of workers’ compensation claims has decreased from 357 at December 31, 2006 to 280 at June 30, 2007. It is important to note, however, that workers’ compensation insurance is written on an occurrence basis, and as such, claims may have been incurred in prior periods when we actively provided coverage that have not been reported to us yet. Workers’ compensation net reserves at June 30, 2007 were $24.9 million compared with $27.1 million at December 31, 2006. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years.

We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of June 30, 2007, is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, as future claims patterns may emerge differently than the assumptions utilized in our estimates. Activity in the liability for unpaid loss and loss adjustment expenses for the six months ended June 30, 2007 and the year ended December 31, 2006, was as follows (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Beginning balance, gross	$688,031	$689,857
Less, reinsurance recoverables	107,965	107,692

Net reserves, beginning balance	580,066	582,165
Deconsolidation of PIC-FL	—	(2,418)
Incurred related to
Current year	52,441	113,338
Prior years	(17,163)	(12,880)

	35,278	100,458

Paid related to
Current year	833	3,168
Prior years	43,091	96,971

	43,924	100,139

Net reserves, ending balance	571,420	580,066
Plus, reinsurance recoverables	108,704	107,965

Ending balance, gross	$680,124	$688,031

Development as a % of beginning net reserves	(3.0)%	(2.2)%

Other Significant Balance Sheet Items

Our invested assets at June 30, 2007 consist primarily of fixed-income securities (90.0%) and cash and cash equivalents (8.9%). In addition we hold a small amount of investment real estate and investment real estate limited partnerships (0.4%), as well as a limited number of equity security investments (0.7%). Approximately 63.6% of our fixed-income securities were classified as held-to-maturity at June 30, 2007, with the remainder being classified as available-for-sale. In June 2007 we purchased an additional $61.5 million of tax-exempt securities. At June 30, 2007, approximately 30.4% of our total cash and investment portfolio was allocated to tax-exempt securities.

Net unrealized gains associated with our available-for-sale investment security portfolio at June 30, 2007, decreased $2.6 million, $1.7 million net of tax, from December 31, 2006, due to increases in interest rates during the period. For more information on our fixed-income security portfolio and the risks inherent to such a portfolio, see “Item 3 — Quantitative and Qualitative Disclosures About Market and Credit Risk,” included elsewhere in this report.

Premiums receivable decreased $8.2 million, or 19.0%, to $34.9 million at June 30, 2007. This decrease was primarily the result of reduced premium writings as well as the timing of those writings. Historically, the third quarter has been the most significant in terms of premium volume. Our payment plans are designed to collect the full premium within nine months of issuing the policy. Accordingly, only minimal amounts of the third quarter 2006 premium writings remain at June 30, 2007, while the December 31, 2006 premium receivable balance included a substantial portion of the third quarter 2006 premiums written.

Our deferred income tax assets decreased approximately $4.6 million, primarily as a result of utilizing minimum tax credits. We still have approximately $2.5 million ($889,000 at the anticipated tax rate of 35%) of net operating loss carryforwards. However these carryforwards are limited to an annual use of about $915,000 per year.

In addition, we have approximately $2.1 million of minimum tax credits, which can be carried forward indefinitely and used to reduce our regular tax liability to the alternative minimum tax amount, if that amount is lower.

Property & equipment increased $1.5 million to $11.3 million at June 30, 2007. The increase is due to capitalization of costs related to the implementation of a new policy administration software system.

Other assets decreased $2.6 million to $23.3 million at June 30, 2007. Prepaid reinsurance decreased $2.0 million primarily as a result of the change in reinsurance treaties, which resulted in the Company retaining more loss risk exposure. In addition, our deferred acquisition costs decreased $1.2 million as a result of the decrease in premiums written. Partially offsetting these decreases was an increase in pre-paid insurance related to certain corporate coverage policies that renew in June. For more information on our change in reinsurance treaties, see “Item 2 — Results of Operations,” included elsewhere in this report.

Unpaid loss and loss adjustment expenses decreased $7.9 million as a result of the favorable development on prior years’ loss reserves. See the discussion of reserves for unpaid loss and loss adjustment expenses above for further details regarding our reserve adequacy.

Unearned premiums decreased $10.1 million to $60.7 million at June 30, 2007. As direct written premiums continue to decrease, there will be a corresponding decrease in unearned premiums, taking into account the timing of premium writings. The ratio of unearned premium to direct written premium is consistent with those noted at June 30 in prior years.

Shareholders’ equity at June 30, 2007 was $275.6 million, an increase of $6.8 million from $268.8 million at December 31, 2006. The increase is primarily attributable to reported net income of $26.8 million for the six months ended June 30, 2007, partially offset by a decrease in additional-paid-in-capital primarily attributable to the use of $18.5 million to repurchase shares of the Company’s outstanding common stock in the first six months of 2007. The Company’s book value per common share outstanding at June 30, 2007 was $24.87, based on 11,082,199 shares outstanding, compared to $23.26 per common share outstanding at December 31, 2006. Total shares outstanding at December 31, 2006 were 11,556,575.

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

In February 2007, we entered into a contract with a vendor to provide us with, and assist in the implementation of, a new policy administration software system. The total cash outflow of the project is anticipated to be approximately $6 million over the next 12 to 15 months. As of June 30, 2007, approximately $1.8 million of this amount had been spent.

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

As of June 30, 2007, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At June 30, 2007, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $13.1 million of private placement issues (which constitutes 1.7% of our portfolio), was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit rating of BBB and above. The weighted average credit quality of our fixed-income security portfolio (again, excluding private placement issues) on the Standard & Poor’s credit rating scale was AA+ at June 30, 2007. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 31.1% or $156.2 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At June 30, 2007, our available-for-sale fixed-income security portfolio was valued at $287.8 million and had an average modified duration of 3.09 years, compared to a portfolio valued at $255.0 million with an average modified duration of 3.16 years at December 31, 2006. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at June 30, 2007 and December 31, 2006. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	June 30, 2007			December 31, 2006
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$271,968	$(15,851)	2.79	$239,943	$(15,058)	2.88
+1%	279,832	(7,987)	2.84	247,111	(7,890)	2.89
0	287,819		3.09	255,001		3.16
-1%	297,421	9,602	3.14	263,350	8,349	3.23
-2%	307,132	19,313	3.22	272,152	17,151	3.33

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2007:

			Total Number	Maximum Number (or Approximate Dollar
	Total		of Shares	Value) of Shares That May Yet Be
	Number of	Average	Purchased as	Purchased Under the Plans or Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Discretionary	Rule 10b5-1
	Purchased	per Share	Announced Plans	Plan(a)	Plan(b)	Plan(c)

For the month ended April 30, 2007	39,800	$39.13	39,800	70,204	$—	$31,027,177
For the month ended May 31, 2007	54,500	$39.34	54,500	55,004	$15,000,000	$29,471,063
For the month ended June 30, 2007	22,500	$40.67	22,500	55,004	$15,000,000	$28,556,037
For the three months ended June 30, 2007	116,800	$39.52	116,800	55,004	$15,000,000	$28,556,037

(a)	In November 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, which represents approximately 637,500 shares, at the discretion of management as part of a repurchase program that began March 30, 2001 (referred to as the “discretionary plan”). This most recent authorization brings the total number of shares authorized to be repurchased under the discretionary plan to 6,060,659. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated at any time.

(b)	On May 22, 2007, the Board of Directors authorized management to repurchase, at management’s discretion, additional common shares with a cost of up to $15 million in the open market or in privately negotiated transactions during the Company’s normal trading windows. The Company intends to deplete the November 2, 2005 authorization described in footnote (a) above before commencing repurchases under the new $15 million authorization.

(c)	On October 27, 2006, the Company’s Board of Directors adopted a new stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan, which equaled $6.4 million at December 31, 2006. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2007. The Company may terminate the plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

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

Date: August 9, 2007

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