Form 10-Q
period 2007-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2007-11-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 31, 2007 was 10,566,661.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$279,066	$255,001
Held-to-maturity, at amortized cost	498,940	505,572
Other investments	12,180	6,476

Total investments	790,186	767,049
Cash and cash equivalents	81,525	108,227
Premiums receivable	41,342	43,068
Reinsurance recoverable	111,573	109,013
Deferred federal income taxes	26,643	32,795
Property and equipment, net of accumulated depreciation	11,950	9,775
Other assets	24,327	25,888

Total assets	$1,087,546	$1,095,815

LIABILITIES
Unpaid losses and loss adjustment expenses	$680,096	$688,031
Unearned premiums	68,744	70,744
Long-term debt	30,928	30,928
Federal income taxes payable	2,737	189
Other liabilities	34,202	37,113

Total liabilities	816,707	827,005
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 10,575,799 and 11,556,575 shares outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in-capital	4,348	41,106
Retained earnings	261,992	222,935
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	4,499	4,769

Total shareholders’ equity	270,839	268,810

Total liabilities and shareholders’ equity	$1,087,546	$1,095,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$43,626	$48,304	$105,487	$117,351
Change in net unearned premiums	(8,110)	(10,532)	(43)	(4,716)

Net premiums earned	35,516	37,772	105,444	112,635
Investment income	10,737	11,338	33,066	34,010
Net realized (losses) gains	(73)	100	(139)	1,448
Other income	186	198	574	825

Total revenues and other income	46,366	49,408	138,945	148,918
Losses and loss adjustment expenses	18,233	24,547	53,511	77,220
Underwriting expenses	7,275	7,373	22,202	22,784
Investment expenses	231	205	648	602
Interest expense	796	786	2,351	2,258
General and administrative expenses	333	302	1,028	988
Other expenses	1	8	3	90

Total expenses	26,869	33,221	79,743	103,942

Income before federal income taxes	19,497	16,187	59,202	44,976
Federal income tax expense	6,216	5,162	19,083	14,376

Net income	$13,281	$11,025	$40,119	$30,600

Net income — per common share
Basic	$1.23	$0.93	$3.61	$2.52
Diluted	$1.21	$0.91	$3.54	$2.47
Cash dividends declared per common share	$0.10	$—	$0.10	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income:
Net income		—	40,119	—	40,119
Other comprehensive loss		—	—	(270)	(270)

Total comprehensive income, net of taxes					39,849
Options exercised	18,025	215	—	—	215
Shares tendered/netted in connection with option exercise	(3,201)	(122)	—	—	(122)
Cash dividends to shareholders, $0.10 per share			(1,062)		(1,062)
Excess tax benefits from share-based awards		320	—	—	320
Fair value compensation of share-based awards		142	—	—	142
Purchase and retirement of common stock	(995,600)	(37,313)	—	—	(37,313)

Balance, September 30, 2007	10,575,799	$4,348	$261,992	$4,499	$270,839

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2005	12,500,126	$74,360	$179,748	$7,104	$261,212
Comprehensive income:
Net income		—	30,600	—	30,600
Other comprehensive income		—	—	68	68

Total comprehensive income, net of taxes					30,668
Options exercised	78,600	760	—	—	760
Shares tendered/netted in connection with option exercise	(8,289)	(270)	—	—	(270)
Excess tax benefits from share-based awards		700	—	—	700
SFAS No. 123R adoption		(46)	—	—	(46)
Fair value compensation of share-based awards		459	—	—	459
Purchase and retirement of common stock	(884,700)	(27,701)	—	—	(27,701)
Forfeiture of restricted stock	(764)	—	—	—	—

Balance, September 30, 2006	11,684,973	$48,262	$210,348	$7,172	$265,782

(1)	Share amounts have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006. See Note 2.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income	$13,281	$11,025	$40,119	$30,600
Other comprehensive income (loss):
Unrealized appreciation on available-for-sale investment securities arising during the period	2,920	5,826	361	1,082
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(234)	(272)	(716)	(829)
Adjustment for realized losses on investment securities included in net income	—	—	(60)	(148)

Other comprehensive income (loss) before tax	2,686	5,554	(415)	105
Deferred federal income tax expense (benefit)	941	1,944	(145)	37

Other comprehensive income (loss)	1,745	3,610	(270)	68

Comprehensive income	$15,026	$14,635	$39,849	$30,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$40,119	$30,600
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,256	2,240
Net realized losses (gains)	139	(1,448)
Deferred federal income taxes	6,297	9,259
Excess tax benefits from share-based awards	(320)	(700)
Share-based compensation	142	459
Income on equity method investees	(101)	(1,001)
Changes in:
Unpaid loss and loss adjustment expenses	(7,935)	3,412
Unearned premiums	(2,000)	1,909
Other assets and liabilities	836	(3,585)

Net cash from operating activities	39,433	41,145
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(56,234)	(126,979)
Held-to-maturity — fixed income	(5,312)	(188,188)
Other investments	(5,901)	(386)
Property and equipment	(2,981)	(216)
Proceeds from sales and maturities
Available-for-sale — fixed income	31,685	50,938
Held-to-maturity — fixed income	10,325	22,514
Other investments	375	2,485
Property and equipment	22	6
Deconsolidation of PIC-Florida	—	(2,941)
Pending securities transactions	—	5,285

Net cash for investing activities	(28,021)	(237,482)
Cash flows from (for) financing activities
Common stock repurchased	(37,313)	(27,701)
Excess tax benefits from share-based awards	320	700
Change in payable for shares repurchased	(152)	295
Cash dividends paid	(1,062)	—
Proceeds from stock options exercised	93	490

Net cash for financing activities	(38,114)	(26,216)

Net decrease in cash and cash equivalents	(26,702)	(222,553)
Cash and cash equivalents, beginning of period	108,227	272,988

Cash and cash equivalents, end of period	$81,525	$50,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Software for Internal Use

Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software and development costs are included as an element of property and equipment in the unaudited Condensed Consolidated Balance Sheet at September 30, 2007. Once the software is placed into production, the Company will amortize such software costs over the shorter of the estimated useful life of the software or five years.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. The Company determined that there were no material liabilities for uncertain tax positions; therefore, the disclosures required by FIN 48 were not made.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on assets held and liabilities carried as of September 30, 2007, the adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, assets acquired or liabilities assumed in future periods prior to the adoption of SFAS No. 157 may result in a different assessment of the impact of adoption.

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$13,281	$11,025	$40,119	$30,600

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	10,801	11,796	11,124	12,123
Effect of dilutive stock options and awards	214	266	215	267

Denominator for diluted income per common share — adjusted weighted average shares outstanding	11,015	12,062	11,339	12,390

Net income — basic	$1.23	$0.93	$3.61	$2.52
Net income — diluted	$1.21	$0.91	$3.54	$2.47

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three and nine months ended September 30, 2007 and 2006, there were no stock options that were considered to be anti-dilutive.

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

One of the components of the cost of application development is salary and benefit expense related to employees who work on the development project. We determine salary expense based on an estimated percentage of an individual employee’s time spent working on the project. Benefit expenses are allocated to the development project by applying the ratio of benefit costs to salary expense for all employees to the salary expense allocated to the project. From the start of the project in mid-March 2007 through September 30, 2007, we have capitalized approximately $994,000 of employee salary and benefit costs in connection with internally developed software projects.

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

GAAP Ratios and Other GAAP Financial Measures

We calculate our loss ratio, underwriting expense ratio and combined ratio on a GAAP basis. There have been no material changes to the calculation and use of these ratios during the most recent quarter. We also calculate underwriting gain (loss) on a GAAP basis. This measure equals the net premiums earned less loss and loss adjustment expenses and underwriting expenses. It is presented here because it is another measure used by management and others in the industry to evaluate the underwriting performance of our insurance operations in relation to peer companies.

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

Results of Operations — Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$45,213	$51,819	$(6,606)	(12.7)%

Net premiums written	$43,626	$48,304	$(4,678)	(9.7)%

Net premiums earned	$35,516	$37,772	$(2,256)	(6.0)%
Losses and loss adjustment expenses
Current year losses	26,191	27,693	(1,502)	(5.4)%
Prior year losses	(7,958)	(3,146)	(4,812)	153.0%

Total	18,233	24,547	(6,314)	(25.7)%
Underwriting expenses	7,275	7,373	(98)	(1.3)%

Total underwriting gain	10,008	5,852	4,156	71.0%
Other revenue (expense) items
Investment income	10,737	11,338	(601)	(5.3)%
Net realized (losses) gains	(73)	100	(173)	(173.0)%
Other income	186	198	(12)	(6.1)%
Other expenses(1)	(1,361)	(1,301)	(60)	4.6%

Total other revenue and expense items	9,489	10,335	(846)	(8.2)%

Income before federal income taxes	19,497	16,187	3,310	20.4%
Federal income tax expense	6,216	5,162	1,054	20.4%

Net income	$13,281	$11,025	$2,256	20.5%

Loss Ratio:
Accident year	73.7%	73.3%		0.4%
Prior years	(22.4)%	(8.3)%		(14.1)%
Calendar year	51.3%	65.0%		(13.7)%
Underwriting expense ratio	20.5%	19.5%		1.0%
Combined ratio	71.8%	84.5%		(12.7)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

	For the Nine Months Ended September 30,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$109,362	$125,742	$(16,380)	(13.0)%

Net premiums written	$105,487	$117,351	$(11,864)	(10.1)%

Net premiums earned	$105,444	$112,635	$(7,191)	(6.4)%
Losses and loss adjustment expenses
Current year losses	78,632	85,352	(6,720)	(7.9)%
Prior year losses	(25,121)	(8,132)	(16,989)	208.9%

Total	53,511	77,220	(23,709)	(30.7)%
Underwriting expenses	22,202	22,784	(582)	(2.6)%

Total underwriting gain	29,731	12,631	17,100	135.4%
Other revenue (expense) items
Investment income	33,066	34,010	(944)	(2.8)%
Net realized (losses) gains	(139)	1,448	(1,587)	(109.6)%
Other income	574	825	(251)	(30.4)%
Other expenses(1)	(4,030)	(3,938)	(92)	2.3%

Total other revenue and expense items	29,471	32,345	(2,874)	(8.9)%

Income before federal income taxes	59,202	44,976	14,226	31.6%
Federal income tax expense	19,083	14,376	4,707	32.7%

Net income	$40,119	$30,600	$9,519	31.1%

Loss Ratio:
Accident year	74.5%	75.8%		(1.3)%
Prior years	(23.8)%	(7.2)%		(16.6)%
Calendar year	50.7%	68.6%		(17.9)%
Underwriting expense ratio	21.1%	20.2%		0.9%
Combined ratio	71.8%	88.8%		(17.0)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

The increases in net income were primarily the result of an increase in favorable development on prior years’ loss reserves, partially offset by an increase in the associated federal income tax expense. The favorable development on prior years’ loss reserves is discussed in more detail in the section entitled “Loss and Loss Adjustment Expenses” below.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2007	2006	Dollar	Percentage	2007	2006	Dollar	Percentage
	(Dollars in thousands)			(Dollars in thousands)

Direct premiums written
Michigan	$16,898	$17,411	$(513)	(2.9)%	$36,312	$36,739	$(427)	(1.2)%
Illinois	12,944	17,379	(4,435)	(25.5)%	30,281	42,190	(11,909)	(28.2)%
Ohio	7,087	7,887	(800)	(10.1)%	21,138	22,965	(1,827)	(8.0)%
New Mexico	5,842	6,124	(282)	(4.6)%	14,794	15,903	(1,109)	(7.0)%
Kentucky	987	1,306	(319)	(24.4)%	4,343	5,091	(748)	(14.7)%
Other	1,455	1,712	(257)	(15.0)%	2,494	2,868	(374)	(13.0)%

Subtotal	45,213	51,819	(6,606)	(12.7)%	109,362	125,756	(16,394)	(13.0)%
Exited lines of business	—	—	—		—	(14)	14	(100.0)%

Total	$45,213	$51,819	$(6,606)	(12.7)%	$109,362	$125,742	$(16,380)	(13.0)%

Even though the medical malpractice insurance market has become highly competitive, we have been successful in retaining most of our insured physicians. Our average retention ratio, which is the number of policies that we renew in a given period as a percentage of the number of policies that expire during the same period, has increased from 82% for the nine months ended September 30, 2006 and year ended December 31, 2006, to 86% for the nine months ended September 30, 2007. Competition has been increasing in Illinois, where our 81% retention ratio for the nine months ended September 30, 2007, was below our Company-wide average. Our insured physician count at September 30, 2007 was 9,313, down 1.9% compared to September 30, 2006, and 1.5% compared to December 31, 2006.

Due to improving loss experience and competitive pressures, we have reduced premium rates in most markets and increased the use of schedule rate credits. As a result, the average premium per policy decreased approximately 9.8% to $14,621 at September 30, 2007, from $16,215 at September 30, 2006, and 8.4% compared to the average premium per policy of $15,967 at December 31, 2006.

We anticipate that the medical malpractice insurance pricing environment will remain competitive in the near future. However, we remain committed to our philosophy of underwriting discipline and adequate pricing.

Net premiums written for the third quarter of 2007, as a percentage of direct premiums written, increased to 96.5% from 93.2% in the third quarter of 2006 and to 96.5% from 93.3% when comparing the nine months ended September 30, 2007, to the same period in 2006. The increase in the percentage of premium we are retaining is primarily related to changes in our reinsurance program for the 2007 policy year. Effective January 1, 2007, we began retaining the first $1.0 million of loss exposure in all states. This compares with retaining the first $500,000 of loss exposure in 2006 and then a 50% participation in our excess of loss reinsurance layer, which are all losses in excess of $500,000. We anticipate that the changes in our reinsurance treaties from 2006 to 2007 will continue to result in a net premiums written to direct premiums written ratio of approximately 96.5% for the remainder of 2007. However, the ultimate impact of these changes in our reinsurance treaties on net income will depend upon future loss frequency and severity.

Net premiums earned did not decrease as much as net premiums written, as in 2007 we continue to earn in the higher premium volume written in 2006.

Loss and Loss Adjustment Expenses

The decreases in incurred loss and loss adjustment expenses, which we refer to collectively as losses, and the calendar year loss ratios were primarily attributable to increases in the favorable development on prior years’ loss reserves, as our current accident year loss ratios in 2007 remain relatively consistent with those for the same periods of 2006.

The increases in favorable development on prior years’ loss reserves were attributable primarily to three factors. The most significant factor was a decline in the frequency of reported claims. Medical professional liability claims reported to us during the most recent quarter were down 35.7% from the third quarter of 2006. Year-to-date through September 30, 2007, claims reported to us were down 21.5% compared with the first nine months of 2006. Another factor was that paid severity has remained relatively stable over the past several quarters. While the average paid loss per closed claim will often fluctuate from quarter to quarter, it has remained relatively stable over the past three years. The third contributing factor is the amount of savings we have had upon claim closure. Savings on closed claims occurs when the claim is ultimately settled or closed at less than the recorded case reserve. This factor was especially significant in the second quarter of 2007 when we had several potentially high severity claims that were closed with no indemnity payment.

We have remained cautious regarding the impact of loss trends noted in 2007 on the actuarially projected ultimate net losses. Accordingly, we continue to reserve the current accident year at what we deem to be prudent levels to guard against future increases in claims frequency or severity as we remain uncertain that the trends indicated in 2007 will continue in future periods.

During the third quarter of 2007, we recovered substantially all of the outstanding amounts from a reinsurer that had fallen behind in its payments due to the Company. As a result, we reversed the $928,000 allowance that we had established in the second quarter of 2007 related to recoverable amounts from this reinsurer, which in effect reduced net incurred losses and loss adjustment expense in the third quarter of 2007 by that amount. For the nine months ended September 30, 2007, the establishment and subsequent reversal of the allowance had no impact on incurred losses.

Underwriting Expenses

Underwriting expenses decreased slightly as a result of our decreasing premium volume. However, as a percentage of net premiums earned, underwriting expenses increased to 20.5% and 21.1% for the three and nine months ended September 30, 2007, from 19.5% and 20.2%, respectively, for the same period of 2006. As our premium volume has declined, the fixed cost portion of our underwriting expenses represents a relatively greater proportion of overall underwriting expenses, thereby resulting in an increase in the underwriting expense ratio. If our premium volume continues to decline, we anticipate that our underwriting expense ratio may continue to increase in the future.

Investment Income

Investment income decreased slightly for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The overall investment yields for the three and nine months ended September 30, 2007 were 4.93% and 5.05%, compared to 5.29% and 5.33%, respectively, for the same periods in 2006. Investment income decreased primarily as a result of the increased allocation in our portfolio to tax-exempt securities and the maturity in 2006 and 2007 of a few older corporate bonds, that had a higher yield than is currently available in the market for similar securities. In June 2007 we purchased an additional $61.5 million of tax-exempt securities, increasing the percentage of our total cash and investment portfolio allocated to tax-exempt securities to 31.5% at September 30, 2007, from 23.8% at December 31, 2006. While this increase in tax-exempt securities will likely decrease investment income and the overall investment yield in future periods, we expect that the impact on net income of the purchase of these securities will be positive because of the associated tax savings.

Income Taxes

The effective tax rates for the three and nine months ended September 30, 2007 were 31.9%, and 32.2%, compared with 31.9% and 32.0%, respectively, for the same periods in 2006. The rates differ from the statutory rate of 35% primarily as a result of tax exempt investment income. While our tax-exempt interest income in 2007 has increased compared to 2006, the pre-tax income increased (the denominator in the effective tax rate calculation) more than the impact of the tax-exempt interest income, thereby increasing the effective tax rate for the nine months ended September 30, 2007 compared to the same period in 2006.

Liquidity and Capital Resources

The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt, and the repurchase of shares of APCapital’s outstanding common stock.

In addition, we paid a cash dividend of $0.10 per common share on September 28, 2007 to shareholders of record as of September 12, 2007. The dividend resulted in a payout of approximately $1.1 million, based on a total of 10.6 million shares outstanding. On October 25, 2007, the Board of Directors declared a fourth-quarter cash dividend of $0.10 per common share payable on December 31, 2007 to shareholders of record on December 13, 2007, which is expected to result in a payout of approximately $1.0 million.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to limitations imposed by applicable law. In accordance with these limits, $49.2 million of dividends could be paid to APCapital during calendar year 2007 without prior approval from the State of Michigan Office of Financial and Insurance Services, or OFIS. However, in August 2007, the Company obtained permission from OFIS to pay extraordinary dividends, which are dividends in excess of the normal limits as described above, of $40 million from American Physicians and $2.25 million from Insurance Corporation of America. Thus, through September 30, 2007, APCapital has received dividend payments from its subsidiaries totaling approximately $81.9 million. Because dividend limitations are also subject to the timing of the payments, we do not anticipate that any additional dividends will be paid to APCapital by its subsidiaries until at least the third quarter of 2008. At September 30, 2007, APCapital’s net cash and cash equivalent resources totaled approximately $61.2 million.

We continue to repurchase shares of our outstanding common stock, including 506,400 shares during the third quarter of 2007 at a cost of $18.8 million. Year to date through September 30, 2007, we have repurchased 995,600 shares at a cost of $37.3 million. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase plans.

Our net cash flow from operations was $39.4 million for the nine months ended September 30, 2007, compared to $41.1 million for the same period of 2006. The decrease in cash provided by operations was primarily the result of a decrease in cash premium receipts of $5.5 million, an increase in income taxes paid of $6.3 million, and an increase in operating expenses paid of $2.6 million, partially offset by a $9.3 million decrease in paid loss and loss adjustment expenses and a $3.4 million increase in investment income collected.

At September 30, 2007, the Company had $81.5 million of cash and cash equivalents and $279.1 million of available-for-sale fixed-income securities to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of September 30, 2007, we had approximately $89.7 million,

$177.3 million and $78.4 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $153.5 million of mortgage-backed securities, classified as held-to-maturity, which provide periodic principal repayments.

Based on historical trends, economic, market and regulatory conditions and our current business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to APCapital, will be sufficient to meet our short- and long-term liquidity needs. However, these trends, conditions and plans are subject to change, and there can be no assurance that our funds will be sufficient to meet our liquidity needs in the future. In addition, any acquisition or transaction APCapital may pursue, outside of the ordinary course of business, could require that we raise additional capital.

Financial Condition

In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company (“A.M. Best”) rating (B++) and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at September 30, 2007 was approximately $205.8 million. This results in a net premiums written to surplus ratio of 0.66:1 based on $134.9 million of net premiums written over the last 12 months. Statutory surplus at December 31, 2006 was approximately $248.9 million, yielding a net premiums written to surplus ratio of 0.59:1. In general, A.M. Best and state insurance regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of 1:1 or lower. Statutory surplus from December 31, 2006 to September 30, 2007, decreased as a result of the $81.9 million in dividend payments by American Physicians and Insurance Corporation of America to its parent company, APCapital. This decrease was partially offset by $46.8 million of statutory net income.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Medical professional liability insurance is a “long-tailed” line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets, primarily Michigan and New Mexico. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. These claims, and their associated reserves, are referred to as incurred but not reported, or IBNR. IBNR reserves may also be recorded as part of the actuarial estimation of total reserves to cover any deficiency or redundancy in case reserves that may be indicated by the actuary’s analyses. Case reserves are established for open claims and represent management’s estimate of the ultimate net settlement cost of a claim, and the costs to investigate, defend and settle the claim, based on the information available about a given claim at a point in time.

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of September 30, 2007, December 31, 2006 and September 30, 2006. Net reserves include direct and assumed reserves, the amount reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheet, included elsewhere in this report, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

				September 30, 2007 versus		September 30, 2007 versus
	September 30,	December 31,	September 30,	December 31, 2006		September 30, 2006
	2007	2006	2006	Change	% Change	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$275,836	$311,142	$325,708	$(35,306)	(11.3)%	$(49,872)	(15.3)%
Number of open claims	1,913	2,256	2,347	(343)	(15.2)%	(434)	(18.5)%
Average net case reserve per open claim	$144,190	$137,918	$138,776	$6,272	4.5%	$5,414	3.9%
Net IBNR reserves	$268,945	$241,068	$228,298	$27,877	11.6%	$40,647	17.8%
Total net reserves	$544,781	$552,210	$554,006	$(7,429)	(1.3)%	$(9,225)	(1.7)%

Medical professional liability total net reserves decreased compared to December 31, 2006 and September 30, 2006 primarily due to the settlement of several claims during the second quarter of 2007 for significantly less than recorded case reserves, as well as continued decreases in the number of claims reported to us throughout 2007. The number of reported claims in the third quarter of 2007 was 191, a decrease of 35.7% from the same period in 2006. For the nine months ended September 30, 2007, there were 707 claims reported in 2007 as compared to 901 claims through September 30, 2006, a decrease of 21.5%. This trend in decreasing claim frequency has been ongoing for several years. We believe the decrease in claims frequency is primarily attributable to our underwriting efforts and the emphasis we have placed on underwriting good accounts, as well as the overall declining frequency trend in our industry sector.

As a result of decreases in reported claims, our open claims count has also decreased as we continue to settle and close claims reported to us in previous periods. As a result of the decrease in the number of open claims, net case reserves have also been decreasing over the past 12 quarters, though at a lesser rate. Open claim counts have decreased 49.7% since September 30, 2004, while net case reserves have decreased at a 29.8% rate. However, this discrepancy is to be expected as higher severity claims typically take longer to settle and our projection of ultimate net losses includes assumptions for loss cost inflation. Both of these factors have contributed to the increase in our average net case reserve per open claim over time.

While net case reserves have been decreasing, net IBNR reserves have increased approximately 90.8% over the same period, from $140.9 million at September 30, 2004 to $268.9 million at September 30, 2007. The estimation of total net reserves is based on the actuarially projected ultimate cost to settle, defend and handle both claims reported to us, as well as those that have been incurred, but not yet reported. As such, the distinction between case and IBNR reserves is less important than the overall adequacy of our total reserves.

Although considerable judgment is inherent in the estimation of net loss and loss adjustment expense reserves, we believe that our net reserves for medical professional liability claims are adequate. However, there can be no assurance that losses will not exceed the reserves we have recorded or that we will not later determine that our reserve estimates were inadequate, as future trends related to the frequency and severity of claims, and other factors may develop differently than management has projected. The assumptions and methodologies used in estimating and establishing reserves for unpaid loss and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded eight-percent (8%) of our recorded net reserves as of the beginning of the period, but such adjustments can materially and adversely affect our results of operations when they are made.

Workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Our open number of workers’ compensation claims has decreased from

357 at December 31, 2006 to 273 at September 30, 2007. It is important to note, however, that workers’ compensation insurance is written on an occurrence basis, and as such, claims may have been incurred in prior periods when we actively provided coverage that have not been reported to us yet. Workers’ compensation net reserves at September 30, 2007 were $24.4 million compared with $27.1 million at December 31, 2006. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, reducing the need to adjust loss reserves for previous accident years.

We believe that the reserve we have established for workers’ compensation unpaid loss and loss adjustment expenses as of September 30, 2007, is adequate. However, due to the uncertainty inherent in such estimates, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established or that we will not later determine that our reserve estimates were inadequate, as future claims patterns may emerge differently than the assumptions utilized in our estimates.

Activity in the liability for unpaid loss and loss adjustment expenses for the nine months ended September 30, 2007 and the year ended December 31, 2006, was as follows (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31, 2006

Beginning balance, gross	$688,031	$689,857
Less, reinsurance recoverables	107,965	107,692

Net reserves, beginning balance	580,066	582,165
Deconsolidation of PIC-FL	—	(2,418)
Incurred related to
Current year	78,632	113,338
Prior years	(25,121)	(12,880)

	53,511	100,458

Paid related to
Current year	1,474	3,168
Prior years	62,345	96,971

	63,819	100,139

Net reserves, ending balance	569,758	580,066
Plus, reinsurance recoverables	110,338	107,965

Ending balance, gross	$680,096	$688,031

Development as a% of beginning net reserves	(4.3)%	(2.2)%

Other Significant Balance Sheet Items

Our invested assets at September 30, 2007 consist primarily of fixed-income securities (89.2%) and cash and cash equivalents (9.4%). In addition we hold a small amount of investment real estate and investment real estate limited partnerships (0.4%), as well as a limited number of equity security investments (1.0%). Approximately 64.1% of our fixed-income securities were classified as held-to-maturity at September 30, 2007, with the remainder being classified as available-for-sale. In June 2007, we purchased an additional $61.5 million of tax-exempt securities. At September 30, 2007, approximately 31.5% of our total cash and investment portfolio was allocated to tax-exempt securities. For more information on our investment portfolio see Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Our deferred income tax assets decreased approximately $6.2 million, primarily as a result of utilizing minimum tax credits to reduce our regular federal income tax liability to the alternative minimum tax amount. We still have approximately $2.5 million ($889,000 at the anticipated tax rate of 35%) of net operating loss carryforwards. However these carryforwards are limited to an annual use of about $915,000 per year.

Property & equipment increased $2.2 million to $11.9 million at September 30, 2007. The increase is due to capitalization of costs related to the implementation of a new policy administration software system.

Unpaid loss and loss adjustment expenses decreased $7.9 million as a result of the favorable development on prior years’ loss reserves. See the discussion of reserves for unpaid loss and loss adjustment expenses above for further details regarding our reserve adequacy.

Shareholders’ equity at September 30, 2007 was $270.8 million, an increase of $2.0 million from $268.8 million at December 31, 2006. The increase is primarily attributable to reported net income of $40.1 million for the nine months ended September 30, 2007, partially offset by a decrease in additional-paid-in-capital due to the use of $37.3 million to repurchase shares of the Company’s outstanding common stock in the first nine months of 2007. The Company’s book value per common share outstanding at September 30, 2007 was $25.61, based on 10,575,799 shares outstanding, compared to $23.26 per common share outstanding at December 31, 2006. Total shares outstanding at December 31, 2006 were 11,556,575.

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

In February 2007, we entered into a contract with a vendor to provide us with, and assist in the implementation of, a new policy administration software system. The total cash outflow of the project is anticipated to be approximately $6 million over the total project life, which is expected to be 12 to 15 months. As of September 30, 2007, approximately $2.5 million of this amount had been spent.

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

As of September 30, 2007, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At September 30, 2007, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $13.2 million of private placement issues (which constitutes 1.7% of our portfolio), was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit rating of BBB and above. The weighted average credit quality of our fixed-income security portfolio (again, excluding private placement issues) on the Standard & Poor’s credit rating scale was AA+ at September 30, 2007. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, other than U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 30.8%, or $153.6 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At September 30, 2007, our available-for-sale fixed-income security portfolio was valued at $279.1 million and had an average modified duration of 3.06 years, compared to a portfolio valued at $255.0 million with an average modified duration of 3.16 years at December 31, 2006. The following tables show the effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at September 30, 2007 and December 31, 2006. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	September 30, 2007			December 31, 2006
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$264,118	$(14,948)	2.78	$239,943	$(15,058)	2.88
+1%	271,525	(7,541)	2.83	247,111	(7,890)	2.89
0	279,066		3.06	255,001		3.16
-1%	288,246	9,180	3.14	263,350	8,349	3.23
-2%	297,431	18,365	3.21	272,152	17,151	3.33

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In 2001, we discontinued writing personal and commercial lines insurance and in 2003 we announced our exit from the workers’ compensation and health insurance lines of business. Our last workers’ compensation and health policies expired on June 30, 2005, putting all three of these insurance lines effectively into run-off. Although the long-tailed nature of workers’ compensation claims makes the projection of ultimate losses inherently less certain, the uncertainty regarding the ultimate number of claims and their severity diminishes as time passes, thus decreasing the volatility inherent in reserve estimates. In light of the amount of time that has passed since we exited these insurance lines, we believe that the risks described in the risk factor in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006 captioned “Our exit from various markets and lines of business may prove more costly than originally anticipated” are no longer material and that such risk factor is no longer applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2007:

			Total Number
	Total		of Shares	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be
	Number of	Average	Purchased as	Purchased Under the Plans or Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Discretionary	Rule 10b5-1
	Purchased	per Share	Announced Plans	Plan(a)	Plan(b)	Plan(c)

For the month ended July 31, 2007	100,300	$38.26	100,300	604	15,000,000	26,793,663
For the month ended August 31, 2007	360,100	$36.69	360,100	—	25,458,932	23,146,059
For the month ended September 30, 2007	46,000	$38.02	46,000	—	25,458,932	21,397,077
For the three months ended September 30, 2007	506,400	$37.12	506,400	—	25,458,932	21,397,077

(a)	In November 2005, the Board of Directors authorized the purchase of an additional five percent of the Company’s outstanding common shares, which represented approximately 637,500 shares, at the discretion of management as part of a repurchase program that began March 30, 2001. This authorization brought the total number of shares authorized to be repurchased under the discretionary plan to 6,060,659. The remaining shares to be purchased under this authorization were repurchased in July 2007.

(b)	On May 22, 2007, the Board of Directors authorized management to repurchase, at management’s discretion, additional common shares with a cost of up to $15 million in the open market or in privately negotiated transactions during the Company’s normal trading windows. On August 16, 2007, the Board of Directors authorized the repurchase of an additional $20 million under the discretionary plan. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(c)	On October 27, 2006, the Company’s Board of Directors adopted an additional stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan, which equaled $6.4 million at December 31, 2006. The 2007 Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2007. The Company may terminate the plan at any time. On October 29, 2007, the Company’s Board of Directors authorized the repurchase of an additional $20 million of its common shares in 2008 pursuant to a plan under Rule 10b5-1. In addition, the Board authorized the rollover into the 2008 Rule 10b5-1 plan of any unused dollars allocated to the 2007 Rule 10b5-1 plan adopted by the Board in October 2006.

Item 5.	Other Information

On October 25, 2007, the Company adopted amendments to the Stock Compensation Plan, the 2007 Bonus Program and its employment agreements with R. Kevin Clinton — President and Chief Executive Officer, Annette E. Flood — Executive Vice President and Chief Operating Officer and Frank H. Freund — Executive Vice President, Treasurer and Chief Financial Officer. These amendments modify various definitions and payment timing provisions to comply with the requirements of Section 409A of the Internal Revenue Code of 1986 relating to deferred compensation. The amendments are filed as exhibits to this Report on Form 10-Q and are incorporated herein by reference.

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
Frank H. Freund
Its: Executive Vice President, Treasurer
and Chief Financial Officer

Date: November 9, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.49	Amendment No. 2, dated October 25, 2007 to American Physicians Capital, Inc. Stock Compensation Plan.
10.50	Form of Amendment No. 1 to Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood.
10.51	Amendment No. 1, dated October 25, 2007, to the Incentive Compensation Plan as of March 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.