Form 10-K
period 2007-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2008-03-13
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
(517) 351-1150

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, no par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐     NO ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2007 based on $40.50 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Global Select Market), was approximately $351.8 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.

As of February 29, 2008 the registrant had 9,705,700 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (the“Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Explanatory Note

All of the share and per share data included in this Report on Form 10-K has been retroactively adjusted to reflect a three-for-two stock split, which was effective November 1, 2006. References to the Company, we, our and us are references to American Physicians Capital, Inc. and its subsidiaries unless the context otherwise requires. References to APCapital are references to the holding company, American Physicians Capital, Inc.

Item 1.	Business.

General

American Physicians Capital, Inc. is an insurance holding company that writes medical professional liability insurance through its primary subsidiary American Physicians Assurance Corporation, or American Physicians. Our principal offices are located at 1301 North Hagadorn Road, East Lansing, Michigan, 48823. Our website address is www.apcapital.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed. In addition, the Company’s code of ethics covering directors, officers and other employees is also available on our website.

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

American Physicians, our primary insurance subsidiary, was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan. Today American Physicians focuses on writing physician medical professional liability coverage in five core states: Michigan, Illinois, Ohio, New Mexico and Kentucky. The Company also writes a small amount of business in contiguous states. APSpecialty Insurance Corporation, or APSpecialty, a wholly owned subsidiary of American Physicians, did not write any business in 2007, but is positioned so that in the future it can support American Physicians either through writing excess and surplus lines business or with an alternative pricing structure. Insurance Corporation of America, or ICA, is the Company’s primary workers’ compensation carrier. However, with our exit from this line, ICA is no longer writing any business, but maintains the run-off workers’ compensation reserves.

Medical professional liability direct premiums written in our five core markets represented 98% of the Company’s total direct premiums written in 2007 and 2006 and 92% in 2005, as shown in the table below.

	For the Year Ended December 31,
	2007		2006		2005
		% of		% of		% of
		Total		Total		Total
		(In thousands)

Direct premiums written:
Michigan	$47,583	35.1%	$50,302	32.1%	$53,489	28.8%
Illinois	35,160	26.0%	48,421	30.9%	54,536	29.4%
Ohio	25,751	19.0%	28,292	18.0%	31,234	16.8%
New Mexico	19,061	14.1%	20,759	13.2%	21,667	11.7%
Kentucky	5,053	3.7%	5,878	3.7%	10,337	5.6%
All Other	2,807	2.1%	3,228	2.1%	3,799	2.0%

Total medical professional liability	$135,415	100.0%	156,880	100.0%	175,062	94.4%
Exited lines of business	—	0.0%	(14)	0.0%	2,057	1.1%
PIC-Florida(1)	—	0.0%	—	0.0%	8,392	4.5%

Total direct premiums written	$135,415	100.0%	$156,866	100.0%	$185,511	100.0%

Net premiums earned:
Medical professional liability	$138,917	75.9%	$149,790	75.2%	$160,256	75.3%
Exited lines of business	6	0.0%	(102)	−0.1%	713	0.3%
PIC-Florida(1)	—	0.0%	—	0.0%	3,314	1.6%

Total net premiums earned	138,923	75.9%	149,688	75.1%	164,283	77.2%
Investment income	43,506	23.8%	45,253	22.7%	45,163	21.2%
Realized (losses) gains	(111)	−0.1%	3,310	1.7%	2,033	1.0%
Other income	815	0.4%	1,031	0.5%	1,387	0.7%

Total revenue	$183,133	100.0%	$199,282	100.0%	$212,866	100.0%

(1)	In 2005, the accounts of PIC-Florida were included in the Consolidated Financial Statements. In 2007 and 2006, PIC-Florida is no longer being consolidated, but rather is accounted for using the equity method of accounting. See Note 1 to the Consolidated Financial Statements for more information.

We have previously reported medical professional liability and other lines insurance operating segments, as well as a corporate and other segment. However, due to the diminished financial significance of our other insurance lines and the emphasis of the corporate and other organizations to support the underlying medical professional liability operations of the Company, the Company determined in 2006 that it had a single reportable segment that encompasses all of the Company’s operations. Accordingly, segment reporting is not presented in 2007.

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

We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2007, we have approximately 9,200 policies in force in 7 states, with a concentration in our core Midwestern states of Michigan, Ohio, and Illinois, as well as Kentucky and New Mexico.

Marketing.  Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances, which primarily include medical society endorsements.

Our medical professional liability product line is marketed through approximately 54 agencies in six states, with one strategic agency, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency, collectively referred to as SCW. SCW accounted for approximately 32% of medical professional liability direct premiums written during 2007. This relationship is discussed in more detail in “Item 1- Business-Important Agency Relationship.”

The majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which makes us less vulnerable to changes in market conditions. In 2007 and 2006, our captive agents generated 44% and 42% of our premiums, respectively, independent agents generated 42% and 45%, respectively, and we produced 14% and 13% of premiums, respectively, on a direct basis without agent involvement. Our top ten agencies produced $81.1 million of direct premiums written, or 60% of total premium writings in 2007.

The Michigan State Medical Society, or MSMS, has endorsed American Physicians as its exclusive professional liability carrier of choice for 32 years. We compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is also endorsed by the Michigan Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.

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

Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 32 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk physicians to insure with American Physicians.

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

Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with an overall commitment to providing outstanding service to our insured physicians. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expenses, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. We emphasize early evaluation and aggressive management of claims. A part of our overall claims strategy is to establish regional claims departments in our major markets. This local presence helps to facilitate better defense attorney coordination by allowing us to meet with defense attorneys and policyholders, and to develop claims staff that has experience with the region’s legal environment, which enables us to more accurately establish case reserves.

Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves for extended reporting coverage we provide in the event of a physician’s death, disability and retirement, or DDR reserves, which are included in our loss reserves as a component of the incurred but not reported, or IBNR, reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

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

Statutory accounting principles require reserves to be reported net of reinsurance. Accounting principles generally accepted in the United States of America, or GAAP, require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, our statutory and GAAP reserves are identical, with the exception of DDR reserves of approximately $15 million and $13 million, at December 31, 2007 and 2006, respectively, which are required to be carried as unearned premium reserves for statutory accounting purposes.

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

The following table identifies our principal reinsurers, their percentage of our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2007. A.M. Best Company classifies an “A” rating as “Excellent” and an “A+” rating as “Superior.”

				% of 2007
		Amounts	2007 Total Ceded	Amounts
	A.M. Best	Recoverable From	Premiums	Recoverable From
Reinsurer	Rating	Reinsurers	Written	Reinsurers
	(Dollars in thousands)

Hannover Ruckversicherungs	A	$41,678	$1,301	38.3%
Munich Reins Amer	A+	26,023	252	23.9%
Transatlantic Reinsurance Company	A+	8,986	(13)	8.3%
Aspen Ins UK Ltd	A	6,137	1,057	5.6%

The recoverable from Hannover Ruckversicherungs, or Hannover, is secured by assets that Hannover maintains in Master U.S. Reinsurance Trust domiciled in New York.

Prior to 2006, our primary professional liability reinsurance contract was “swing-rated,” or experience rated on a retrospective basis. This swing-rated contract was subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. We paid a provisional premium during the initial policy year. A liability is recorded to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. We have historically recorded ceded premiums related to these swing-rated treaties at the maximum amount based on our projected ceded loss and LAE experience. At December 31, 2007 and 2006, we had a liability accrued related to additional ceded premiums under these swing-rated contracts of $21.8 million and $21.7 million, respectively. Our current reinsurance arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2007 Compared to 2006.”

Capital and Surplus.  To ensure the security of our policyholders, we must maintain an amount of assets in excess of total liabilities. This excess, or “surplus,” is the principal measure used by state insurance regulators, and rating agencies such as A.M. Best Company, to evaluate our financial strength. Medical professional liability insurers generally attempt to keep this surplus level at least equal to their annual net premiums written.

Competition

The medical professional liability insurance industry is highly competitive. We compete with numerous insurance companies and various self-insurance mechanisms. Many of our competitors have considerably greater financial resources and higher A.M. Best Company ratings than we have. We believe that the principal competitive factors in our insurance business are service, quality, name recognition, breadth and flexibility of coverages, financial stability and, to a lesser degree, price. We believe we compare favorably with many of our competitors based on our excellent service to customers, our close relationship with the medical community, primarily through various medical societies, which affords us a high degree of name recognition, our ability to customize product features and programs to fit the needs of our customers and our long history of financial stability. These factors will vary by state based on the relative strength of our competitors in each market.

A.M. Best Company Rating

A.M. Best Company, or A.M. Best, rates the financial strength and ability to meet policyholder obligations of our insurance subsidiaries. During 2007, our primary insurance subsidiary, American Physicians, received an upgrade in its A.M. Best rating from “stable” to “positive.” Our A.M. Best rating is B++, which is the fifth highest of 15 rating levels. The B++ rating is considered Very Good, and according to A.M. Best, companies rated B++ are deemed “secure.” A.M. Best assigns a B++ rating to insurers that have, on average, very good balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have a good ability to meet their ongoing obligations to policyholders. An insurance company’s rating is a potential source of competitive advantage or disadvantage in the marketplace.

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

Commissions SCW receives on premiums it writes for APCapital’s insurance subsidiaries typically account for 50% to 55% of its revenues. Direct premiums written for us by SCW during 2007, 2006 and 2005 totaled $43.1 million, $50.5 million and $63.9 million respectively, representing 31.9%, 32.2% and 34.5% of the Company’s direct premiums written during such years. Commission expense we incurred related to SCW approximated $3.3 million, $3.7 million and $4.8 million in 2007, 2006 and 2005, respectively. The commission rates we have paid to SCW have been the same as the commission rates we paid to our other agents.

In January 2004, we completed a new 5-year contract with SCW. The agreement provides for American Physicians to continue to be the exclusive medical professional liability carrier SCW represents in the state of Michigan, subject to limited exceptions, such as a downgrade of our A.M. Best rating. This agreement was amended in 2007 so that American Physicians is now the exclusive carrier SCW represents in Illinois as well. However, we continue to have the right to appoint other agents in both of these states. SCW may continue to represent other insurance companies in states other than Michigan and Illinois. The contract provides for SCW to be paid commissions consistent with the marketplace. The terms of the agency agreement were determined by negotiations between our management staff and SCW’s management, and under the review of independent consultants, and ultimately approved by our Board of Directors. In rendering its approval, the Board of Directors considered the fairness of the agreed rates and determined that they were fair to the Company based on an evaluation of market rates and agreements between the Company and its other agents, among other considerations.

Insurance Regulatory Matters

General.  Insurance companies are subject to supervision and regulation relating to numerous aspects of their business and financial condition in the states in which they transact business. The nature and extent of such regulation varies from jurisdiction to jurisdiction. Our insurance companies are subject to supervision and regulation by the Office of Financial and Insurance Regulation for the State of Michigan, or OFIR, and other state departments of insurance. These regulators establish standards of solvency, license insurers and agents, establish guidelines for investments by insurers, review premium rates, review the provisions which insurers must make for current losses and future liabilities, review transactions involving a change in control and require the filing of periodic reports relating to financial condition. In addition, state regulatory examiners, including OFIR, perform periodic financial examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders.

Our insurance subsidiaries together are licensed to write insurance in a total of 16 states and are eligible to write excess and surplus lines in 3 states. Our current focus of operations is on our existing states.

Holding Company Regulation.  Most states, including Michigan, have enacted legislation that regulates insurance holding company systems such as ours. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit OFIR or any other relevant insurance departments to examine APCapital’s insurance subsidiaries at any time, to require disclosure of material transactions between APCapital and its insurance subsidiaries, and to require prior approval of sales or purchases of a material amount of assets and the payment of extraordinary dividends. OFIR conducted a financial examination as of December 31, 2006 of each of our three insurance subsidiaries. No adjustments were proposed as a result of the examinations.

Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of OFIR, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with OFIR, or the statutory net income, excluding realized gains, for the period covered by such annual statement. Dividends totaling $82.0 million were paid in 2007. As this amount exceeded the “ordinary” dividend limits, the Company petitioned the State of Michigan, and was granted permission to pay an extraordinary dividend of $42.3 million. Dividends totaling $64.2 million can be paid in 2008, without prior regulatory approval. However, the $64.2 million of dividends that can be paid in 2008 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months.

Change of Control.  The Michigan Insurance Code requires that OFIR receive prior notice of and approve a change of control for APCapital or any of its Michigan-domiciled insurance subsidiaries. The Michigan Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation, or other entity would obtain “control” of American Physicians or APCapital if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with OFIR containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer.

Risk-Based Capital Requirements.  In addition to other state-imposed insurance laws and regulations, OFIR enforces requirements developed by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, we first determine our risk-based capital base level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our “total adjusted capital” to the base level. Our “total adjusted capital” is determined by subtracting our liabilities from our assets in accordance with rules established by OFIR. A ratio of total adjusted capital to risk-based capital of less than 2.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0.

The ratio for our primary insurance subsidiary, American Physicians, has always exceeded 2.0. As of December 31, 2007, American Physicians’ risk-based capital base level was $45.4 million and its total adjusted capital was $210.8 million, for a ratio of 4.6. The ratio of risk-based capital to total adjusted capital for our other two insurance subsidiaries, APSpecialty and Insurance Corporation of America, was 146.3 and 7.6 respectively, at December 31, 2007.

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

In 2007, one of our insurance subsidiaries, APSpecialty, did not generate any ratios that varied from values within the NAIC’s acceptable range. APCapital’s other two insurance subsidiaries, American Physicians and ICA had two and five ratio values, respectively, outside the NAIC’s acceptable range. American Physicians’ two nonconforming ration values were the result of the $78.2 million of dividends paid to APCapital in 2007, including the $40.0 million that was considered extraordinary and required prior regulatory approval. The five ratio values outside the norm for ICA were the result of the run-off of ICA’s business and ICA’s distribution of dividends to APCapital in 2007.

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

Employees

As of December 31, 2007, we had 167 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Uncertainties Relating To Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “will,” “should,” “likely,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report.

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

An investment in our common stock involves numerous risks and uncertainties. You should carefully consider the following information about these risks. Any of the risks described below could result in a significant or material adverse effect on our future results of operations, cash flows or financial condition. We believe the most significant of these risks and uncertainties are as follows:

Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.

The medical professional liability insurance business tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly raising premium rates, tightened underwriting standards, narrowed coverage and the withdrawal of insurers from certain markets. Soft markets are usually characterized by relatively flat or slow-rising premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. The medical professional liability insurance market has been moving towards a softer market over the last two years. This change in trend and the accompanying competitive pressures could adversely impact our ability to obtain rate increases we deem necessary to adequately cover insured risks, which could ultimately result in a decrease in premium volume as physicians currently insured with us elect to place their coverage elsewhere.

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

We currently carry the endorsement of the Michigan State Medical Society and other such organizations, which we believe provides us with a competitive advantage. If the endorsement of these organizations were to lapse, we could see a reduction in our premium volumes in markets such as Michigan, where such organizations carry influence. In addition, approximately 60% of our medical professional liability direct premiums written are produced by 10 agencies. One agency in particular, the SCW Agency Group, Inc., produced approximately between 32% and 35% of our medical professional direct premiums written during each of the last three years. An interruption or change in the relationship with any of these agencies could adversely and materially impact the amount of premiums we are able to write.

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

Approximately 98% of our total medical professional liability direct premiums written in 2007 were written in the states of Illinois, Michigan, Ohio, Kentucky and New Mexico. Because of this concentration, unfavorable business, economic or regulatory conditions in these states could adversely impact the amount of premiums we are able to write, the costs associated with loss settlement and other expenses.

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

The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company .

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, and especially by OFIR, as our insurance companies are domiciled in that state. These state agencies have broad regulatory powers designed to protect policyholders, not shareholders or other investors. These powers include, but are not limited to, the ability to:

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

APCapital is an insurance holding company. As such, it has no ongoing operations and its primary assets are the stock of its insurance subsidiaries. The availability of cash needed by APCapital to meet its obligations on its outstanding debt, repurchase outstanding shares of its common stock and pay its operating expenses is largely dependent upon dividends that it receives from its insurance subsidiaries. The payment of dividends by our insurance subsidiaries is regulated by state insurance laws, which restrict the amount of dividends that can be made without prior approval by OFIR.

Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

Changes in laws, at either the national or state level, that limit jury awards for non-economic damages relating to medical malpractice claims, commonly referred to as tort reform, could have unintended adverse consequences for insurers. For example, when tort reform legislation was passed in Illinois, the new law made certain reporting requirements regarding rate filings more burdensome. As a consequence, an increase in claims frequency or severity may adversely affect our results of operations as it may be more difficult to obtain approval from regulators for rate increases we deem necessary.

Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.

APCapital is subject to provisions of Michigan corporate and insurance laws that have the effect of impeding a change of control by requiring prior approval of a change of control transaction by the OFIR and the board of directors. In addition, APCapital’s articles of incorporation and bylaws include provisions which: (1) allow for the issuance of “blank check” preferred stock without further shareholder approval; (2) set high vote requirements for certain amendments to the articles of incorporation and bylaws; (3) establish a staggered board; (4) limit the ability of shareholders to call special meetings; and (5) require unanimity for shareholder action taken without a meeting. These provisions may discourage a takeover attempt that you consider to be in your best interests or in which you would receive a substantial premium over the then-current market price. In addition, approval by the OFIR of a change of control transaction may be withheld even if the transaction would be in the shareholders’ best interest if it determines that the transaction would be detrimental to policyholders. As a result you may not have an opportunity to participate in such a transaction.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be five to ten years in length. We currently lease and occupy a total of approximately 11,000 square feet of space in Louisville, Kentucky; Chicago, Illinois; and Albuquerque, New Mexico. Our Louisville, Kentucky lease, representing approximately 148 square feet, expires on March 31, 2008. We do not anticipate renewing this lease. We also own a parcel of investment property in East Lansing, Michigan as part of our investment portfolio.

Item 3.	Legal Proceedings

We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the three months ended December 31, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities

The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Global Select Market for the periods indicated. Amounts have been retroactively adjusted to reflect the three-for-two stock split which was effective November 1, 2006. See Note 1 to the Consolidated Financial Statements for further information.

	Sale Price
	High	Low

2007
October 1 — December 31, 2007	$46.68	$37.92
July 1 — September 30, 2007	42.00	31.25
April 1 — June 30, 2007	42.55	37.89
January 1 — March 31, 2007	40.88	35.27
2006
October 1 — December 31, 2006	$41.70	$31.69
July 1 — September 30, 2006	34.64	29.95
April 1 — June 30, 2006	35.06	29.25
January 1 — March 31, 2006	34.04	30.17

The Company paid a quarterly cash dividend of $0.10 per common share in the third and fourth quarters of 2007, or a total of $0.20 per common share for the year ended December 31, 2007. No cash dividends were paid during the year ended December 31, 2006. Our current intention is to continue to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend on the availability of cash resources at APCapital, prevailing business conditions, our financial condition and results of operations, and such other factors as are deemed relevant by the Board of Directors. Our ability to pay dividends may be also contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.” In addition, under the documents relating to the debentures issued by APCapital, we would not be able to pay dividends during any period during which we delay our obligation to pay interest payments to the related trusts pursuant to our rights under those documents. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding these debentures.

As of January 31, 2008, there were 115 shareholders of record and approximately 4,300 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.

The information contained in the Equity Compensation Plan table under Item 12 of this Report is incorporated herein by reference.

The Company may from time to time repurchase shares of its outstanding common stock. The Company’s repurchase of any of its shares is subject to limitations that may be imposed by applicable laws and regulations and rules of the Nasdaq Global Select Market. The timing of the purchase and the number of shares to be bought at any one time depend on market conditions and the Company’s capital requirements. The following table sets forth our recent repurchase activity.

	Total		Total Number of	Dollar
	Number of	Average	Shares Repurchased	Value of Shares that May Yet Be
	Shares	Price Paid	as Part of Publicly	Repurchased Under the Plans or Programs
	Repurchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan(b)

For the month ended October 31, 2007	37,600	$41.43	37,600	$25,019,926	$40,278,251
For the month ended November 30, 2007	204,400	$41.93	204,400	$17,261,579	$39,466,671
For the month ended December 31, 2007	234,521	$43.94	234,521	$7,018,625	$39,403,644
For the three months ended December 31, 2007	476,521	$42.88	476,521	$7,018,625	$39,403,644
For the year ended December 31, 2007	1,472,121	$39.23	1,472,121	$7,018,625	$39,403,644

(a)	On May 22, 2007, the Board of Directors authorized management to repurchase, at management’s discretion, additional common shares with a cost of up to $15 million in the open market or in privately negotiated transactions during the Company’s normal trading windows. On August 16, 2007, the Board of Directors authorized the repurchase of an additional $20 million under the discretionary plan. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time. In addition to the authorizations reflected in the table above, on February 7, 2008, the Board of Directors authorized an additional $25 million to repurchase its common shares under the Company’s discretionary plan.

(b)	On October 27, 2006, the Company’s Board of Directors adopted an additional stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. On October 29, 2007, the Company’s Board of Directors authorized the repurchase of an additional $20 million of its common shares in 2008 pursuant to a plan under Rule 10b5-1. In addition, the Board authorized the rollover into the 2008 Rule 10b5-1 plan of any unused dollars allocated to the 2007 Rule 10b5-1 plan adopted by the Board in October 2006, which totaled $19.4 million. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2008. The Company may terminate the plan at any time.

Item 6.	Selected Financial Data

The following selected financial data, other than the selected statutory data, is derived from our Consolidated Financial Statements which were prepared in accordance with GAAP. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this report. The selected statutory data is derived from our annual statements which were prepared in accordance with statutory accounting practices as required by insurance regulatory authorities. See Note 18 of the Notes to Consolidated Financial Statements for a discussion of the principal differences between GAAP and statutory accounting practices. Such information is incorporated herein by reference.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue:
Direct premiums written	$135,415	$156,866	$185,511	$213,945	$256,235

Net premiums written	$130,808	$146,723	$157,382	$186,431	$224,647

Net premiums earned	$138,923	$149,688	$164,283	$200,579	$224,590
Investment income	43,506	45,253	45,163	47,373	43,294
Net realized (losses) gains	(111)	3,310	2,033	1,551	2,403
Other income	815	1,031	1,387	1,177	1,104

Total revenues and other income	183,133	199,282	212,866	250,680	271,391
Losses and expenses:
Losses and loss adjustment expenses	69,428	100,458	127,124	177,786	252,742
Underwriting expenses	30,141	30,521	33,080	42,681	51,104
Investment expenses	910	845	1,411	2,460	2,940
Interest expense	3,139	3,057	2,518	1,895	1,498
Amortization expense	—	—	625	915	261
Other expenses	1,362	1,398	3,241	5,193	3,729

Total losses and expenses	104,980	136,279	167,999	230,930	312,274

Income (loss) before federal income tax (benefit) expense and minority interest	78,153	63,003	44,867	19,750	(40,883)
Federal income tax expense (benefit)(a)	25,362	19,816	(27,952)	(290)	36,296

Income (loss) before minority interest	52,791	43,187	72,819	20,040	(77,179)
Minority interest in net (income) loss of consolidated subsidiary	—	—	(453)	(10)	348

Net income (loss)	$52,791	$43,187	$72,366	$20,030	$(76,831)

Net income (loss) per share — basic	$4.82	$3.59	$5.65	$1.58	$(6.01)

Weighted average shares outstanding — basic(b)	10,951	12,015	12,807	12,683	12,781
Net income (loss) per share — diluted	$4.73	$3.52	$5.53	$1.53	(c)

Weighted average shares outstanding — diluted(b)	11,163	12,274	13,094	13,082	(c)
Cash dividends paid per share	$0.20	$—	$—	$—	$—

(a)	Federal income tax expense includes (benefit) expense ($44.1) million, ($6.6) million and $50.7 million in 2005, 2004 and 2003, respectively, related to the reversal, change in or establishment of a deferred tax valuation allowance.

(b)	Weighted average shares outstanding and the associated earnings per share amounts, both basic and diluted, have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006.

(c)	As the Company was in a net loss position for the year ended December 31, 2003, the dilutive effect of options or other share-based awards was not calculated as the impact would have been anti-dilutive.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance Sheet Data:
Total cash and investments	$858,947	$875,276	$854,359	$858,098	$834,005
Total assets	1,057,462	1,095,815	1,109,328	1,069,899	1,063,046
Total liabilities	793,905	827,005	845,475	865,575	859,037
Total GAAP shareholders’ equity	263,557	268,810	261,212	202,124	201,808
GAAP Ratios:
Loss ratio	50.0%	67.1%	77.4%	88.6%	112.5%
Underwriting expense ratio	21.7	20.4	20.1	21.3	22.8
Combined ratio	71.7	87.5	97.5	109.9	135.3
Statutory Data
Loss ratio	49.2%	67.5%	77.6%	88.6%	112.5%
Underwriting expense ratio(a)	23.7	22.3	22.7	23.8	23.3
Combined ratio	72.9	89.8	100.3	112.4	135.8
Surplus	$221,595	$248,929	$240,135	$210,874	$150,270
Ratio of statutory net premiums written to surplus	0.59 to 1	0.59 to 1	0.66 to 1	0.88 to 1	1.49 to 1

(a)	The statutory underwriting expense ratio is calculated by dividing statutory underwriting expenses, which may differ from GAAP, by net premiums written. Whereas, the GAAP underwriting expense ratio uses underwriting expenses, determined in accordance with GAAP, as the numerator and net premiums earned as the denominator in the calculation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. When we use words such as “will,” “should,” “likely,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report and you should not place undue reliance on any such forward-looking statements. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control or are subject to change. These risks and uncertainties are detailed under “Item 1A — Risk Factors” and elsewhere in this report and from time to time in other reports we have filed with the Securities and Exchange Commission. The cross-referenced information is incorporated herein by reference.

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

When a claim is reported to us, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The process of estimating the case reserves reflects an informed judgment based upon insurance reserving practices appropriate for the relevant line of business and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. We also maintain reserves for claims incurred but not reported, commonly referred to as IBNR, to provide for future reporting of already incurred claims and development on reported claims. These two components, case reserves and the reserve for IBNR claims constitute the liability for unpaid losses and loss adjustment expenses, and together represent our best estimate of the ultimate cost of settling our claims obligations. The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Many internal and external factors can influence the estimation process, and even minor changes in assumptions regarding these factors can have a substantial impact on the projection of the ultimate liability.

With lines of business like medical professional liability that often have claims with complex and technical facts and circumstances that take many years to investigate and close, the lack of information available to the claims personnel when a claim is first reported often makes establishing accurate case reserves difficult. As the discovery phase of the claim proceeds, better information regarding the nature and severity of the claim becomes available, enabling claims personnel to establish a more accurate, often higher, case reserve for the claim. This process of periodically evaluating and adjusting case reserves results in case reserve development. This case reserve development is one of the factors that our actuaries consider when establishing ultimate loss estimates. Some of the variables that may impact how they view case reserve development and its impact include internal factors such as our underwriting and claims handling practices and changes in the mix of our products and policy limits offered. However, our actuaries also consider other factors such as the frequency and severity of reported and IBNR claims.

Loss frequency and severity trends are considered in the estimation of the ultimate liability of losses and loss adjustment expenses. Claim frequency is measured in various ways. The most common measure is the number of claims reported to us and is typically adjusted for the relative exposure, either in terms of the number of insureds or earned premiums. Claim frequency is also measured in terms of the number of claims reported to us on which we make loss payments, also known as indemnity payments, as opposed to claims on which we pay only expenses or close without any payment. Claim frequency impacts not only our projection of the number of IBNR claims associated with our occurrence business, but is also evaluated to determine the cause of changes in frequency. In periods where claims frequency is declining, we consider whether this means that non-meritorious claims are no longer being filed, which would have an impact on the percentage of claims that will ultimately have loss or indemnity payments and which could impact the projection of ultimate losses.

Claim severity is often measured on a paid, reported and ultimate basis. Paid severity represents the cost of payments associated with loss settlement and is typically measured as an average of paid losses per claim closed, per claim closed with payment, and per claim closed with a loss settlement payment. Reported severity is usually measured as our average case reserve per open claim. Ultimate severity takes into account not only the severity of losses currently being paid and losses in our open claims inventory, but also myriad qualitative and quantitative factors. One such factor considered by the actuaries with low-frequency, high-severity lines of business such as medical professional liability is a supposition that if fewer claims are reported to us, those claims are likely to have a higher average severity than the average severity of claims associated with a larger population of claims. Implicit in this supposition is an assumption that the claims that are still being reported to us are those of greater merit and potential severity, and the claims that are no longer being reported were the non-meritorious claims that were closed at little or no cost.

Other external factors such as economic inflation, judicial trends and legislative and regulatory changes can also have a substantial impact on our reserve estimate assumptions. For example, when tort reform legislation is passed in a state, we estimate its impact on both the frequency and severity of losses. In addition, we evaluate whether or not the legislation will stand if it is legally challenged in the courts.

As it often takes several years for medical professional liability claims to be resolved (three to six years on average from the time the loss is reported) the ultimate payment can be difficult to project due to typical delays in reporting claims to us, the often lengthy discovery process, and the time necessary to defend the claim. In the intervening time, changes in the judicial climate in a given jurisdiction can occur, which can impact the ultimate amount of loss settlement. Substantial changes in the economic environment can also occur during this period.

Our actuaries also consider the effects of our various reinsurance treaties, and the varying retention levels and co-participations we have on any given year as these will have an impact on the loss reserves we cede to our reinsurers.

All of the above factors contribute to the variability inherent in estimating ultimate loss payments, especially since the effects of many of these variables cannot be directly quantified on a prospective basis. In accordance with standard actuarial practices, we use a variety of methods when making our reserve estimate projections. These methods include:

•	paid development;

•	incurred development;

•	average loss; and

•	Bornhuetter-Ferguson.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses. Case incurred losses are defined as paid losses plus the claims department’s provision for open claims (case reserves). The average loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. The Bornhuetter-Ferguson method is a combination of the paid or incurred development method and the average loss method.

The various reserving methods described above produce a range of possible reserve amounts. The selection of the best estimate reserve within the range requires careful actuarial judgment and analysis of diagnostic statistics such as those described above. In an effort to better explain the inherent uncertainty in our net loss and loss adjustment expense reserves, we have developed a reasonable range of estimates around the net carried reserves as of December 31, 2007. The range is disclosed and explained in “— Financial Condition.”

With long-tailed, low-frequency, high-severity lines of business such as medical professional liability, changes in the actuarially projected ultimate loss frequency and severity can have an even greater impact on the balance of recorded reserves than with most other property and casualty insurance lines. While we believe that our estimates of ultimate projected losses are adequate based on information known to us, there can be no assurance that additional significant reserve changes will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded 8% of our recorded net reserves as of the beginning of the period, but they can materially affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability industry, adjustments were necessary in each of the last several years. See Note 7 of Notes to Consolidated Financial Statements for a table showing changes in the loss reserve during each of the last three years, which table is incorporated herein by reference.

With the exception of reserves for extended reporting period claims discussed below, we do not discount our reserves to recognize the time value of money.

Investments

The Company classifies all investment securities as either held-to-maturity or available-for-sale at the date of purchase based on the Company’s ability and intent to hold individual securities until they mature. In addition, on a periodic basis, the Company reviews its fixed-income and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity. Based on such a review in 2005, we transferred a significant portion of our fixed-income security portfolio from the available-for-sale category to the held-to-maturity category. Securities were transferred at their estimated fair value. Any unrealized gains or losses, net of taxes, at the date of transfer continue to be reported as a component of accumulated other comprehensive income, and are being amortized over the remaining life of the securities through other comprehensive income.

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

We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Investments which are considered to be other than temporarily impaired, or OTTI, are written down to their estimated net realizable value as of the end of the period in which the OTTI was noted and the amount written down is recognized as a current period expense. Subsequent recoveries in the fair value of impaired securities are not reported in income, but rather as unrealized gains, net of tax, in comprehensive income. Inherent in our evaluation of a particular security are assumptions and estimates about the operations of the issuer, and its future liquidity and earnings potential. Some of the factors considered in evaluating whether a decline in market value is other than temporary are:

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

We recorded no expenses for OTTI charges during 2007. During the year ended December 31, 2006, we recorded expenses of $178,000 related to various equity securities whose decline in fair value was deemed to be other than temporary based on their anticipated liquidation. At December 31, 2007, we had eight, available-for-sale securities whose market value was less than amortized cost. Of these eight, only two had been in an unrealized loss position greater than 12 months. Our held-to-maturity portfolio had 70 securities whose market value was less than amortized cost at December 31, 2007, with 53 of those having been in that position for 12 months or more. For further information regarding the nature and amounts of these unrealized and unrecognized losses, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Our available-for-sale equity securities are reported in the “Other Investments” line of the Consolidated Balance Sheets included elsewhere in this report. Also included in Other Investments are the common stock of the statutory trusts used to issue manditorily redeemable trust preferred securities, as described in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report, as well as investment real estate located in the East Lansing, Michigan area and membership interests in investment real estate LLCs that hold property adjacent to our investment real estate holdings. Investment real estate is carried at its historical cost as this is less than the market value of the land based on recent appraisals. The membership interests in the LLCs are accounted for following the equity method of accounting.

Reserve for Extended Reporting Period Claims

A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement, or DDR, insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2007 and 2006, our recorded DDR reserves were $15.0 million and $13.0 million, respectively, which include a discount related to the present value calculation of approximately $4.5 million and $5.5 million, respectively.

Revenue Recognition

Insurance premium income is generally recognized on a daily pro rata basis over the respective terms of the policies in-force, which is generally one year. Certain extended reporting endorsements, often referred to as tail coverage, allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Tail coverage can modify the exposure period for a definite or indefinite period. Premiums associated with tail policies that provide coverage for a definite period are earned over the period additional coverage is provided using the daily pro rata method. Premiums for tail policies that provide additional coverage for an indefinite period are fully earned at the date of issuance. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

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

We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2007 all ceded contracts are accounted for as risk transferring contracts.

We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2007, there are no known issues with the financial solvency of our reinsurers or their ultimate ability to pay amounts due to us. If we determine that the ultimate ability of a reinsurer is uncertain, we would be required to recognize a reserve and a corresponding expense in the period in which the determination is made. Our reinsurance arrangements are discussed in more detail in “Item 1. Business — Medical Professional Liability Operations” and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2007 Compared to 2006” and in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes

We estimate our income tax expense based on the best information available to us at year end. This income tax expense includes a provision for those income taxes that are currently payable, as well as a provision for the deferred impact of certain deductible and taxable temporary differences. In the months subsequent to the calendar year end, we prepare and file our income tax returns and evaluate any differences between the provisions we recorded in the previous year and the actual amounts per the filed tax returns. These “return to provision” differences are recorded as adjustments to income tax expense in the period in which they are identified. Additional federal income tax expense of $42,000, $10,000 and $3,000 was recorded in 2007, 2006 and 2005, respectively, for return to provision differences identified related to the tax years ended December 31, 2006, 2005 and 2004, respectively.

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

As a result of large operating losses in 2003, the Company recorded a full valuation allowance against its net deferred tax asset. However, in 2005, after several consecutive quarters of pre-tax income, the Company concluded that deferred tax asset valuation allowance was no longer necessary. Accordingly, the Company reversed the entire valuation allowance balance in 2005.

Changes in the valuation allowance during 2005 were allocated in the accompanying Consolidated Financial Statements to federal income taxes, a component of net income, other comprehensive income, or other components of shareholders’ equity, depending on the nature of the deferred item that gave rise to the change. See Notes 1 and 10 of the Notes to Consolidated Financial Statements for further discussion of the deferred tax valuation allowance and its impact on our financial condition and results of operations. Such information is incorporated herein by reference.

We record any excess tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The adoption of FIN 48 did not have a material effect on our consolidated results of operations, financial position or liquidity.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs, or DAC, are those costs that vary with and are primarily related to the production of new, or renewal, business and include such costs as commissions, premium taxes and other costs incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC; that is, the DAC must be recoverable. In evaluating the recoverability of DAC, we have made certain assumptions regarding the future amount and timing of costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income, at an assumed 4.5% yield, in determining the recoverability of DAC. Based on our analysis as of December 31, 2007, the DAC of $6.5 million carried on the Consolidated Balance Sheets, included elsewhere in this report, was deemed to be fully recoverable.

Overview of APCapital

We are an insurance holding company whose financial performance is heavily dependent upon the results of operations of our insurance subsidiaries. Our insurance subsidiaries are property and casualty insurers that write almost exclusively medical professional liability insurance for physicians and other healthcare professionals throughout the United States, but principally in the Midwest and New Mexico. As a property and casualty insurer, our profitability is primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While our underwriting gain (loss) is a key performance indicator of our operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss, yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.

An insurance company earns investment income on what is commonly referred to as the “float.” The float is money that we hold, in the form of investments, from premiums that we have collected. While a substantial portion of the premiums we collect will ultimately be used to make claim payments and to pay for claims adjustment expenses, the period that we hold the float prior to paying losses can extend over several years, especially with a long-tailed line of business such as medical professional liability. The key factors that determine the amount of investment income we are able to generate are the rate of return, or yield, on invested assets and the length of time we are able to hold the float. We focus on the after-tax yield of our investments, as significant tax savings can be realized on bonds that pay interest that is exempt from federal income taxes.

For further information regarding the operations of our medical professional liability insurance business is discussed in detail in “Item 1. Business — Medical Professional Liability Operations.”

Description of Ratios and Other Metrics Analyzed

We measure our performance using several different ratios and other key metrics. These ratios and other metrics are calculated on a GAAP basis and include:

Underwriting Gain or Loss:  This metric measures the overall profitability of our insurance underwriting operations. It is the gain or loss that remains after deducting net loss and loss adjustment expenses and underwriting expenses incurred from net premiums earned.

Loss Ratio:  This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The calendar year loss ratio uses all losses and loss adjustment expenses incurred in the current calendar year (i.e., related to all accident years). The accident year loss ratio uses only those loss and loss adjustment expenses that relate to the current accident year (i.e., excludes the effect of development on prior year loss reserves). The lower the percentage, the more profitable our insurance business is, all other things being equal.

Underwriting Expense Ratio:  This ratio compares our expenses to obtain new business and renew existing business, plus normal operating expenses, to our net premiums earned. The ratio is used to measure how efficient we are at obtaining business and managing our underwriting operations. The lower the percentage, the more efficient we are, all else being equal. Sometimes, however, a higher underwriting expense ratio can result in better business as more rigorous risk management and underwriting procedures may result in the non-renewal of higher risk accounts, which can in turn improve our loss ratio, and overall profitability.

Combined Ratio:  This ratio equals the sum of our loss ratio and underwriting expense ratio. The lower the percentage, the more profitable our insurance business is. This ratio excludes the effects of investment income.

Investment Yield:  Investment yield represents the average return on investments as determined by dividing investment income for the period by the average ending monthly investment balance for the period. As we use average month ending balances, the yield for certain individual asset classes that are subject to fluctuations in a given month, such as cash and cash equivalents, may be skewed slightly. However, we believe that when calculated for the cash and invested asset portfolio in its entirety, the overall investment yield is an accurate and reliable measure for evaluating investment performance. We calculate investment yields using pre-tax investment income, which excludes the tax savings benefits of certain tax-exempt securities. Our calculation of investment yields may differ from those employed by other companies.

These ratios, when calculated using our reported statutory results, will differ from the GAAP ratios as a result of differences in accounting between the statutory basis of accounting and GAAP. Additionally, the denominator for the underwriting expense ratio for GAAP is net premiums earned, compared to net premiums written for the statutory underwriting expense ratio.

In addition to these measures of operating performance, we also monitor our return on equity, or ROE, as a way of evaluating our capital management strategies in addition to our results of operations. We measure ROE as our net income for the period, annualized if necessary, divided by our total shareholders’ equity as of the beginning of the period. We believe that an average target ROE of between 11% and 13%, represents an acceptable return to our shareholders.

We also track the book value per common share outstanding, which is calculated by dividing shareholders’ equity as of the end of the period by the total number of common shares outstanding at that date. Evaluating the relationship between the book value per common share and the cost of a common share in the open market helps us compare our stock value with that of our peers and to determine the relative premium that the market places on our stock and the stock of our peers.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2007, 2006 and 2005 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

			2007 vs. 2006	Percentage		2006 vs. 2005	Percentage
	2007	2006	Change	Change(2)	2005	Change	Change(2)
	(Dollars in thousands)

Direct premiums written	$135,415	$156,866	$(21,451)	−13.7%	$185,511	$(28,645)	−15.4%

Net premiums written	$130,808	$146,723	$(15,915)	−10.8%	$157,382	$(10,659)	−6.8%

Net earned premium	$138,923	$149,688	$(10,765)	−7.2%	$164,283	$(14,595)	−8.9%
Losses and loss adjustment expenses Current year losses	103,673	113,338	(9,665)	−8.5%	131,496	(18,158)	−13.8%
Prior year development	(34,245)	(12,880)	(21,365)	165.9%	(4,372)	(8,508)	194.6%

Total	69,428	100,458	(31,030)	−30.9%	127,124	(26,666)	−21.0%
Underwriting expenses	30,141	30,521	(380)	−1.2%	33,080	(2,559)	−7.7%

Total underwriting gain	39,354	18,709	20,645	110.3%	4,079	14,630	358.7%
Investment income	43,506	45,253	(1,747)	−3.9%	45,163	90	0.2%
Net realized (losses) gains	(111)	3,310	(3,421)	−103.4%	2,033	1,277	62.8%
Other income	815	1,031	(216)	−21.0%	1,387	(356)	−25.7%
Other expenses(1)	(5,411)	(5,300)	(111)	2.1%	(7,795)	2,495	−32.0%

Income before taxes and minority interest	78,153	63,003	15,150	24.0%	44,867	18,136	40.4%
Federal income tax expense (benefit)	25,362	19,816	5,546	28.0%	(27,952)	47,768	170.9%

Income before minority interest	52,791	43,187	9,604	22.2%	72,819	(29,632)	−40.7%
Minority interest	—	—	—	0.0%	(453)	453	−100.0%

Net income	$52,791	$43,187	$9,604	22.2%	$72,366	$(29,179)	−40.3%

Loss Ratio:
Accident year	74.6%	75.7%	−1.1%		80.0%	−4.3%
Prior years	−24.6%	−8.6%	−16.0%		−2.6%	−6.0%
Calendar year	50.0%	67.1%	−17.1%		77.4%	−10.3%
Underwriting expense ratio	21.7%	20.4%	1.3%		20.1%	0.3%
Combined ratio	71.7%	87.5%	−15.8%		97.5%	−10.0%
Beginning GAAP Equity	$268,810	$261,212	$7,598		$202,124	$59,088
Return on Equity	19.6%	16.5%	3.1%		35.8%	−19.3%

(1)	Other expenses includes investment expenses, interest expense, amortization expense, general and administrative expenses and other expenses as reported in the Consolidated Statements of Income included elsewhere in this report.

(2)	A positive percentage change represents an increase, while a negative percentage change represents a decrease.

2007 Compared to 2006.  Net income was up $9.6 million, or 22.2%, in 2007 compared to 2006, primarily as the result of favorable development on prior years’ loss reserves, which totaled $34.2 million in 2007 compared to $12.9 million in 2006. Partially offsetting the increase in favorable development were declines in realized gains and investment income, and an increase in federal income tax expense. Although we saw a $10.8 million decline in net premiums earned, this was largely offset by a $9.7 million decrease in current accident year losses, which is commensurate with the reduced premium exposure, and a $380,000 decrease in underwriting expenses, which is also primarily attributable to the lower premiums. The significant amount of favorable prior year development is the result of favorable loss trends experienced throughout 2007, and is discussed in greater detail below.

Premiums

The following table shows our direct premiums written by major geographical market for the years ended December 31, 2007 and 2006.

	For the Year Ended December 31,
			Change
	2007	2006	Dollar	Percentage
		(Dollars in thousands)

Medical professional liability:
Michigan	$47,583	$50,302	$(2,719)	−5.4%
Illinois	35,160	48,421	(13,261)	−27.4%
Ohio	25,751	28,292	(2,541)	−9.0%
New Mexico	19,061	20,759	(1,698)	−8.2%
Kentucky	5,053	5,878	(825)	−14.0%
All Other	2,807	3,228	(421)	−13.0%
Subtotal	135,415	156,880	(21,465)	−13.7%

Exited lines of business	—	(14)	14	−100.0%

Total direct premiums written	$135,415	$156,866	$(21,451)	−13.7%

Direct premiums written decreased 13.7% in 2007. Overall our retention rate, the ratio of previously insured physicians compared to the number of physicians that we renew, was good in 2007, with 85% of policies that expired renewing. Our insured physician count was down only 2.5% to 9,217 at December 31, 2007 from 9,454 at December 31, 2006. However, premium rates decreased an average of 7.8%, and there were minor changes in the composition of our book of business, especially in Illinois where we saw a decrease in the number of insureds representing higher-risk, higher-premium specialties. Although these accounts were largely replaced, they were replaced with policies that had a lower annual premium. We believe that the medical professional liability market will remain competitive in the near future. This competition, combined with favorable loss trends, is likely to continue to place downward pricing pressure on premium rates. As a result, we do not anticipate significant premium growth in the coming year.

Net premiums written did not decrease as significantly as direct premiums written as a result of changes in our reinsurance program, which resulted in reduced premium cessions. Effective January 1, 2007, we changed our reinsurance program so that we now retain the first $1 million of loss. The 2007 treaty provides 100% coverage of $1 million in excess of $1 million loss, plus 100% coverage of $4 million in excess of $1 million on any one loss event, both subject to an approximate $1.6 million loss corridor. A loss corridor represents a portion of the loss coverage retained by the ceding company and for which the reinsurer provides no coverage. In our case, the corridor applies to ceded loss and loss adjustment expenses between 70% and 105% of the premiums ceded under the contract, which totaled approximately $4.5 million. As a result of our increased retention, our ceded premiums written as a percentage of direct premiums written decreased from 6.4% in 2006 to 3.4% in 2007. Our 2008 reinsurance treaty contains terms and rates that are similar to those of the treaty effective in 2007.

Premiums are generally earned pro rata over the policy term, usually one-year, and as a result fluctuations in earned premiums typically lag fluctuations in written premium. Accordingly, net premiums earned during 2007 did not decline at the same rate as net premiums written as we continued to earn in 2007 some of the higher premium volume that was written in 2006.

Loss and Loss Adjustment Expenses

The decrease in our incurred loss and loss adjustment expenses was primarily attributable to $34.2 million of favorable development on prior year loss reserves in 2007, compared with $12.9 million in 2006. In addition, the reduced exposure resulting from the decline in net premiums earned accounted for approximately $9.7 million of the overall $31.0 million decline in incurred loss and loss adjustment expenses. The unusually large amount of favorable prior year development in 2007 was the result of continued positive trends in claim frequency and relative stability in average paid loss severity. The number of claims reported to us declined 18.5% to 952 in 2007 from 1,168 in 2006. Our average net paid loss and loss adjustment expenses per claim closed with payment, a measure of paid loss severity, has averaged $65,300 over the last five years, with a high of $78,800 in the first quarter of 2006 and a low of $56,600 in the first quarter of 2007. When comparing average paid loss statistics, we use a four quarter trailing average as this helps to minimize volatility that can result in certain quarters where the low volume of closed claims can distort average statistics.

As discussed in “— Critical Accounting Policies,” the effect of changes in claims frequency introduces a great deal of variability in our reserve estimation process. We have a practice of being cautious with the assumptions we make concerning emerging trends in claim frequency and severity and do not immediately reflect the impact that any short-term declines in frequency may have on our ultimate losses. However, actual frequency and severity loss trends have developed more favorably than we originally anticipated for several years. We use historical claims data to project future expected results. As a result, the impact of recent claims trends is often moderated by the substantial pool of historical data. However, we have now experienced the trends of declining claim frequency and stable paid loss severity for several years in a row, and as a result these trends need to be reflected in our reserve assumptions more fully now. This growing impact of the recent favorable trends is the primary reason for the increase in favorable development from $12.9 million in 2006 to $34.2 million in 2007. The following table shows the 2007 favorable development on prior years’ loss reserves by accident year.

For the Year Ended
December 31,
2007
(Dollars in millions)

Prior year development by accident year:
2006	$(5.7)
2005	(7.1)
2004	(8.9)
2003	(2.4)
2002	(6.4)
2001	(2.4)
2000 and prior	(1.3)

$(34.2)

As noted in the section “— Financial Condition, Reserves for Unpaid Loss and Loss Adjustment Expenses,” reserves are inherently uncertain and the ultimate cost to settle claims will likely be more or less than currently anticipated. Actual claim experience will dictate the magnitude and nature, whether favorable or unfavorable, of any future development. Our reserve estimate at December 31, 2007 reflects our best estimate of the future liability as of that date. However, if current trends continue, we believe that the actual claim experience is more likely to emerge favorably than unfavorably.

Our accident year loss ratio increased slightly to 74.6% in 2007, compared with the recast accident year loss ratio from 2006 of 71.9%. The recast 2006 accident year loss ratio is the accident year loss ratio reported in 2006, adjusted for any prior year development on the 2006 accident year recognized in 2007. All other things being equal, in a period of declining premium rates, as noted in the discussion of premiums above, we would expect that the loss ratio would increase as we have the same amount of exposure spread over a smaller premium base. While this expected relationship holds true with regard to our 2007 accident year loss ratio, the increase in the accident year loss ratio is less than what might be expected as we have begun to guardedly recognize the impact of the favorable claim trends discussed above in our estimates of current accident year losses.

Underwriting Expenses

Underwriting expenses decreased only $380,000, or 1.2%, in 2007, despite a 7.2% decrease in net premiums earned over the same period. As approximately half of our underwriting expenses are truly variable with regard to premium volume, we would have expected to see a decrease in underwriting expenses of approximately 3.6%, or approximately $1.1 million. The difference is approximately $668,000 of additional underwriting expense in 2007 for costs incurred in connection with the development of our new policy and claims system. These cost primarily related to activities that could not be capitalized, such as data migration. If our premium volume in future periods continues to decline, underwriting expenses will also decrease. However, the decrease in underwriting expenses will not be as great as premium volume declines due to fixed costs associated with our underwriting process.

Investment Income

Investment income decreased $1.7 million, or 3.9% in 2007. This decrease was due primarily to three factors. First, we purchased approximately $61.5 million of tax-exempt securities in June 2007, which increased our allocation of tax-exempt securities to approximately 35.4% of total fixed-income securities at December 31, 2007, compared with 27.5% at December 31, 2006. The second factor contributing to the decrease was recorded income in 2006 from equity method investees, which we reported as investment income. In 2006, our real estate LLC sold property, which resulted in the LLC reporting a gain, our share of which was approximately $367,000. This compares with income of approximately $50,000 we reported in 2007 associated with the LLC. In addition, we reported income from our investment in PIC-Florida of approximately $420,000 in 2006. We reported virtually no income from PIC-Florida in 2007, and disposed of this investment in the fourth quarter of 2007. Finally, we had approximately $37.1 million of corporate securities that had a weighted average yield of 7.00% that matured throughout 2007 and were reinvested at the lower prevailing rates. This drove the overall yield on our cash and invested asset portfolio down to 5.00% for 2007 compared with 5.30% for 2006. We anticipate that this yield will decrease slightly in 2008 as a result of the lower-yield for a full year on the tax-exempt securities purchased in 2007. However, the associated tax savings of these securities should offset the decrease in investment income. In addition, with the cuts in short-term interest rates in early 2008, the returns available for cash and cash-equivalent resources in 2008 are likely to be significantly less than the returns produced in 2007.

The net realized losses of $111,000 in 2007 were the result of a few individually insignificant security sales. The net realized gain of $3.3 million we reported for the year ended December 31, 2006 was the result of the sale of some of our investment real estate, which resulted in a realized gain of $1.4 million. In addition, the sale of ProAssurance common stock, received in exchange for our investment of Physicians Insurance Company of Wisconsin, or PICW, stock in connection with ProAssurance’s acquisition of PICW in 2006, resulted in a realized gain of $2.1 million. These realized gains were partially offset by approximately $178,000 of impairment charges in 2006.

Other Expenses

Other expenses consisted of the following:

	For the Year Ended December 31,
			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Other expenses Investment expenses	$910	$845	$65	7.7%
Interest expense	3,139	3,057	82	2.7%
General and administrative expenses	1,410	1,298	112	8.6%
Other	(48)	100	(148)	−148.0%

Total	$5,411	$5,300	$111	2.1%

The increase was the result of moderate increases in investment expenses due to increased software license fees, and interest expense as a result of a minor increase in the variable interest rate on our $30.9 million of outstanding debt obligations. General and administrative expenses increased $112,000, primarily as a result of fees and other expenses incurred in connection with the exploration of select merger and acquisition activities. True “other” expenses, which consist of costs related to exit activities such as termination benefits for our workers’ compensation or changes in estimated cash flows relating to sub-leased office space in Chicago, Illinois, actually produced revenue of $48,000 in 2007. This was primarily the result of a reduction in future estimated variable costs associated with leased office space in Chicago, Illinois. We completed our workers’ compensation employee separations in 2007, and no further termination benefits related to the exit of workers’ compensation are expected in future periods.

Federal Income Taxes

The effective tax rate for 2007 was 32.5% compared with 31.5% for 2006. The increase in the effective tax rate, despite an increase in our tax-exempt securities, is a function of the release of $560,000 of reserves for uncertain tax positions in 2006, and an increase in non-deductible expenses in 2007. The reserve for uncertain tax position was released in 2006 upon the realization of a refund related to an amendment of a prior years’ tax return. The increase in non-deductible expenses in 2007 pertains primarily to executive compensation in excess of tax deductible limits.

2006 Compared to 2005.  The increase in income before federal income taxes and minority interest for 2006 was primarily the result of improved underwriting results. Increases in investment income and realized gains, as well as a decrease in other expenses, also contributed to the increase in net income before taxes. The decrease in net income of $29.2 million in 2006 compared to 2005 is primarily attributable to the $28.0 million federal income tax benefit in 2005, which includes a $44.1 million benefit related to the reversal of the deferred tax asset valuation allowance.

Premiums

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

A portion of the decrease in direct premiums written was related to the deconsolidation of PIC-Florida and the exit from our other lines of business discussed more fully in Note 1 to the Consolidated Financial Statements. The remaining decrease was attributable to price competition in our core professional liability markets, primarily in our Illinois, Kentucky and Ohio markets. Our insured physician count at December 31, 2006 was 9,454, a decrease of 1.1% compared to December 31, 2005. Our retention ratio was 82% in 2006 and 2005.

Net premiums written did not decrease as significantly as direct premiums written as a result of changes we made in our reinsurance program, which resulted in reduced premium cessions. Effective January 1, 2006, we began retaining a 50% participation in our excess of loss reinsurance layer, which is all losses in excess of $500,000, compared to a 20% participation in 2005. In addition to the increase in participation, our 2006 reinsurance treaty is no longer swing-rated. Swing-rated treaties and their impact on premium cessions are more fully discussed under “Item 1. Business — Reinsurance.” Ceded premiums written for our core medical professional liability business, excluding amounts attributable to PIC-Florida for comparative reasons due to its deconsolidation in 2006, were 6.4% and 11.8% of direct premiums written during 2006 and 2005, respectively.

The effects of the changes in our reinsurance program did not have as dramatic an effect on net premiums earned as it did on net premiums written for 2006 compared to 2005, as in 2006 we continue to cede earned premiums to reinsurers based on the increased ceded amounts written in 2005.

Loss and Loss Adjustment Expenses

The decrease in our incurred loss and loss adjustment expenses in 2006 was partially attributable to a decrease in net premiums earned in 2006. We also continued to benefit from the enhancements we have made in our underwriting processes and claims processes in the preceding several years. The changes in our underwriting processes resulted in a more stable book of insured accounts, which resulted in a steady decline in the number of claims reported to us each quarter. Reported claims for 2006 totaled 1,168, compared to 1,513 in 2005. While we believe that the decrease in our claims frequency was largely attributable to underwriting measures we undertook, it now appears that there was an industry wide reduction in claims frequency, the cause of which remains uncertain.

The loss ratio for 2006 was 67.1% compared to 77.4% for 2005. The decrease in the loss ratio was primarily the result of changes in our claims handling practices and tighter underwriting standards. These changes resulted in a decrease in both the frequency (see above) and severity of paid losses. Favorable development on prior years’ loss reserves was $12.9 million and $4.4 million for 2006 and 2005, respectively. The favorable development on prior years’ loss reserves experienced in 2006 was primarily attributable to the emergence of lower frequency and severity trends than originally projected, especially related to accident years 2003 through 2005 in our Michigan and Ohio medical professional liability markets. These positive factors were partially offset by an increase in prior year reserves in our Florida market.

Underwriting Expenses

The decrease in underwriting expenses in 2006 was primarily the result of the decrease in net premiums earned. However, the underwriting ratio increased moderately to 20.4% for 2006 compared with 20.1% for 2005 as non-variable costs increased in relation to total underwriting expenses.

Investment Income

Investment income remained relatively unchanged from 2005 to 2006. However, the overall yield on our portfolio was down to 5.30% in 2006 compared with 5.43% in 2005. The decrease in the yield was the result of a higher allocation of the overall portfolio to tax-exempt securities. Offsetting the decrease in investment income in 2006 related to the lower yields produced by tax-exempt securities was the absence of any charges related to changes in the fair value of derivative securities. In 2005, the fair value of fixed-income securities that were determined to be derivatives decreased $1.1 million, resulting in a charge to investment income.

Net realized gains of $3.3 million were reported for the year ended December 31, 2006. During 2006, the Company sold investment real estate resulting in a realized gain of $1.4 million. In addition, the sale of ProAssurance common stock, received in exchange for our investment of Physicians Insurance Company of Wisconsin stock in connection with ProAssurance’s acquisition of PICW in 2006, resulted in a realized gain of $2.1 million. These realized gains were partially offset by approximately $178,000 of impairment charges.

Other Expenses

Other expenses consisted of the following:

	For the Year Ended December 31,
			Change
	2006	2005	Dollar	Percentage
	(dollars in thousands)

Other expenses
Investment expenses	$845	$1,411	$(566)	−40.1%
Interest expense	3,057	2,518	539	21.4%
Amortization expense	—	625	(625)	−100.0%
General and administrative expenses	1,298	2,704	(1,406)	−52.0%
Other	100	537	(437)	−81.4%

Total	$5,300	$7,795	$(2,495)	−32.0%

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

Federal Income Taxes

The effective tax rate for 2006 was 31.5% compared with -62.3% for 2005. The 2006 rate differs from the statutory rate of 35% primarily as a result of tax exempt investment income. The 2005 rate differed as a result of the effect of the reversal of the deferred tax asset valuation allowance, which created a $44.1 million tax benefit during 2005. The effect of the reversal of the deferred tax valuation allowance is more fully described in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report. The effect of tax exempt investment income increased in 2006 due to an increase in the allocation of such investments in our portfolio from 2.2% in 2005 to 23.8% in 2006.

Liquidity and Capital Resources

The primary sources of our liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers, proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt, the payment of cash dividends on APCapital common stock and the purchase of outstanding common stock.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 18 of the Notes to Consolidated Financial Statements. Such cross-referenced information is incorporated herein by reference. In accordance with the dividend limits, $40.0 million and $2.3 million of the $78.2 million and $3.8 million of dividends paid by our American Physicians and ICA subsidiaries, respectively, in 2007, were subject to approval by the OFIR before they could be paid. Dividend payments totaling $64.2 million can be made in 2008 without prior regulatory approval. However, due to the timing of dividend payments in 2007, no dividend payments can be made in 2008 to APCapital until late in the second quarter, when approximately $11.0 million can be paid without regulatory approval. The remaining $53.2 million in dividend payments can not be made until various dates in the third quarter of 2008. APCapital uses the dividends it receives from its subsidiaries to fund ongoing operating activities, interest payments, share repurchases and in 2008 to pay down all, or a portion of, its long-term debt obligations. At December 31, 2007, APCapital’s cash and cash equivalent resources totaled approximately $41.4 million.

We continue to repurchase shares of our outstanding common stock, including 1,472,121 shares for $57.7 million in 2007. See Note 11 of the Notes to Consolidated Financial Statements as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details of our share repurchase plans.

In addition to our share repurchase plans, APCapital paid quarterly cash dividends of $0.10 per share in the third and fourth quarters of 2007. The total of dividends paid in 2007 was approximately $2.1 million. The Board’s current intention is to continue to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend on the availability of cash resources at APCapital, prevailing business and market conditions, our financial condition and results of operations, and such other factors as are deemed relevant by the Board of Directors.

We made net federal income tax payments of approximately $15.8 million in 2007. We anticipate that federal income tax payments will increase in future years as we have now utilized our minimum tax credits. Substantially all of our taxable income is generated by American Physicians. As such, it is primarily American Physicians responsibility to provide the cash resources to fund our tax obligations. APCapital generally has a net positive cash flow from income taxes as it is reimbursed by its subsidiaries for the tax benefit of the loss it generates in accordance with inter-company tax allocation agreements.

We have no material planned expenditures for the acquisition of assets, or other expenditures in 2008 and beyond, other than expenses incurred in the normal course of operations and the remaining costs associated with the development of a new policy and claims system. In February 2007, the Board of Directors approved funding for a project to implement a new policy and claims administration system. The original projected cash outflow associated with the project was expected to be approximately $6.0 million. Since that time, the estimate of cash resources needed for the project has been revised upwards to approximately $6.7 million. Through December 31, 2007, we had spent approximately $4.3 million of this amount. The remaining $2.4 million is expected to be spent in 2008, with an estimated implementation date sometime in the third quarter of 2008.

Our net cash flow provided by operations was approximately $46.0 million for the year ended December 31, 2007, compared to $56.0 million provided by operations in 2006 and $39.0 million in 2005. Cash generated by operations is primarily attributable to premiums received and investment income collected, offset by payments for loss and loss adjustment expenses, commissions and other acquisition related expenditures, income taxes, salaries, and other general operating expenses as shown in the table below.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash from (for):
Premiums received	$143,175	$162,841	$187,083
Investment income collected	46,138	43,334	48,507
Loss and loss adjustment expenses paid	(85,373)	(95,690)	(140,375)
Commissions and other acquisition cost	(12,134)	(13,915)	(15,229)
Net reinsurance impact	2,172	(4,381)	(8,421)
Income taxes paid(1)	(16,852)	(7,917)	37
Salaries and other employee costs	(18,448)	(17,586)	(18,245)
Other	(12,685)	(10,702)	(14,467)

Net cash flows from operations	$45,993	$55,984	$38,962

(1)	Income taxes paid do not equal the supplemental disclosures in the Consoldiated Statement of Cash Flows as a result of the excess tax benefits from share-based awards, which are reported as financing cash flows.

The decline in premiums received is the result of the decreases in direct premiums written. Loss and loss adjustment expense payments have also been steadily decreasing as our inventory of open claims has decreased over the last several years. Income taxes paid have steadily increased as we have now fully utilized our 2003 net operating loss carryforwards and minimum tax credits. We experienced net positive cash flows related to our reinsurance program in 2007 for the first time in several years. This is primarily due to the changes in our reinsurance treaty in 2007, which reduced our premium cessions. All other operating cash flow categories have remained relatively consistent and stable over the three year period ended December 31, 2007.

At December 31, 2007, the Company had $87.5 million of cash and cash equivalents and approximately $262.3 million of available-for-sale fixed-income securities to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of December 31, 2007, we had approximately $95.7 million, $177.7 million and $71.5 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $152.8 million of mortgage-backed securities that provide periodic principal repayments. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed-income securities.

We hold $30.9 million of long-term debt, which is described in greater detail in Note 8 of the Notes to Consolidated Financial Statements. In accordance with the terms of the original debenture agreements this debt may be paid down as early as May 2008. This debt pays a variable interest rate equal to 4.15% plus the three month LIBOR rate. It has been our intent to pay down this debt in 2008. However, with recent declines in short-term interest rates and the possibility of refinancing this debt at a lower fixed interest rate we are continuing to evaluate the various options with regard to this debt and its impact on our overall cost of capital.

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

Statutory Capital and Surplus

Our statutory capital and surplus, which we refer to collectively as surplus, at December 31, 2007, was approximately $221.6 million. This results in a net premiums written to surplus ratio of 0.59:1 based on $130.8 million of net premiums written. Statutory surplus at December 31, 2006 was approximately $248.9 million, and our net premiums written to surplus ratio was also 0.59:1. The Company’s Risk Based Capital and IRIS Ratios considered by regulators are discussed under “Item 1. Business — Insurance Regulatory Matters.” Such cross referenced information is incorporated herein by reference. The $27.3 million decrease in statutory surplus in 2007 was due to $82.0 million of dividend payments made by the insurance subsidiaries to APCapital, as well a decrease in deferred income taxes and an increase in non-admitted assets totaling $9.3 million. Partially offsetting these decreases was an increase in statutory surplus related to $63.7 million of net income.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table shows various claim statistics and reserve averages for our medical professional liability line of business at or for the years ended December 31, 2007, 2006 and 2005. The 2005 data does not include PIC-Florida counts or reserves as this data was not available to us, and in 2006 and 2007 PIC-Florida was no longer a consolidated entity.

	At or For the Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Medical professional liability:
Number of reported claims	952	1,168	1,513	−18.5%	−22.8%
Number of open claims	1,741	2,256	2,991	−22.8%	−24.6%
Number of IBNR claims(1)	1,584	1,882	1,954	−15.8%	−3.7%
Average net case reserve per open claim	$144,754	$137,918	$122,413	5.0%	12.7%
Average net total reserve per open plus IBNR claim	160,399	133,449	110,063	20.2%	21.2%
Average net paid loss per claim closed with payment	67,500	59,061	75,898	14.3%	−22.2%

(1)	IBNR claim counts are estimates based on actuarial projections.

Our open claim count continues to decline as the number of claims reported to us has decreased and we continue to settle or close claims at historically indicated rates. At the same time, our carried net case reserves have also decreased, but not at the same rate as the open claim counts, resulting in a steadily increasing average net case reserve per open claim. Our medical professional liability net IBNR reserves have also been increasing over the last several years as a result of assumptions we have made in our actuarial projections regarding future case reserve development and ultimate claim severity as previously discussed. At the same time, the decrease in reported claims has led to a decrease in the number of actuarially projected IBNR claims, resulting in an even greater increase in the average net total reserve per open plus estimated IBNR claim than average case reserve per open claim.

The following table shows our net case, IBNR and total reserves for our medical professional liability line of business, as well as our net total reserves for our other lines of business that are in run-off.

	At or For the Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands)

Medical professional liability:
Net case reserves	$252,017	$311,142	$366,138	−19.0%	−15.0%
Net IBNR reserves	281,310	241,069	178,123	16.7%	35.3%

Total net reserves	533,327	552,211	544,261	−3.4%	1.5%
Other lines total net reserves	26,142	27,855	35,486	−6.1%	−21.5%

Total net reserves — all lines	$559,469	$580,066	$579,747	−3.6%	0.1%

Medical professional liability as a percentage of total	95.3%	95.2%	93.9%

Activity in the net liability for unpaid loss and loss adjustment expenses, including favorable development on prior accident years’ loss reserves and the reasons therefor, for the years ended December 31, 2007, 2006 and 2005 can be found in Note 7 of the Notes to Consolidated Financial Statements. Such cross-referenced information is included herein by reference.

The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1997 through 2006. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. The years 2003 through 2005 have been restated to exclude reserves, payments and development related to PIC-Florida because effective January 1, 2006, PIC-Florida is no longer included in the Company’s consolidated amounts.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Liability for unpaid losses and loss adjustment expenses net of reinsurancerecoverable	$352,836	$371,982	$393,582	$413,954	$505,555	$542,026	$574,281	$590,342	$579,747	$580,066	$559,469
Cumulative net paid as of:
End of year	86,703	85,290	95,471	124,479	161,770	181,658	142,633	130,793	96,971	87,326
Two years later	152,656	146,497	182,541	236,653	293,852	295,350	260,178	219,013	176,778
Three Years later	188,665	198,774	251,448	322,226	367,289	381,057	327,830	285,292
Four years later	215,426	231,748	292,766	363,871	420,662	426,928	377,435
Five Years later	232,323	251,810	312,968	390,450	443,256	455,880
Six years later	243,012	262,260	326,266	402,808	458,853
Seven Years later	248,282	271,563	333,843	411,337
Eight years later	251,623	275,451	338,799
Nine Years later	253,681	278,918
Ten Years later	256,184
Re-estimated Net Liability as of:
End of year	327,542	350,114	383,004	435,069	511,185	585,469	580,466	585,019	566,867	545,821
Two years later	314,613	334,827	373,400	449,871	538,980	590,665	583,246	572,569	538,466
Three Years later	290,490	313,248	374,729	458,846	540,239	592,617	575,222	551,067
Four years later	273,982	303,540	366,818	456,519	541,887	586,472	562,630
Five Years later	268,754	296,834	359,753	455,208	538,483	576,292
Six years later	266,546	291,144	359,400	458,062	534,753
Seven Years later	263,160	292,253	363,802	456,751
Eight years later	262,650	294,327	362,648
Nine Years later	265,467	293,238
Ten Years later	263,595
Net cumulative (deficiency) redundancy	89,241	78,744	30,934	(42,797)	(29,198)	(34,266)	11,651	39,275	41,281	34,245
Gross liability — end of year	407,746	422,987	457,072	483,273	597,046	637,494	672,495	690,825	685,714	688,031	664,118
Reinsurance Recoverables	54,910	51,005	63,490	69,319	91,491	95,468	98,214	100,483	105,967	107,965	104,649

Net Liability — end of year	352,836	371,982	393,582	413,954	505,555	542,026	574,281	590,342	579,747	580,066	559,469

Gross re-estimated liability — latest	322,237	372,810	441,193	537,866	628,770	673,060	660,759	647,619	637,114	652,978
Re-estimated reinsurance recoverables — latest	58,642	79,572	78,545	81,115	94,017	96,768	98,129	96,552	98,648	107,157

Net re-estimated liability — latest	263,595	293,238	362,648	456,751	534,753	576,292	562,630	551,067	538,466	545,821

Gross cumulative (deficiency) redundancy	85,509	50,177	15,879	(54,593)	(31,724)	(35,566)	11,736	43,206	48,600	35,053

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

The various reserving methods described in “— Critical Accounting Policies, Unpaid Losses and Loss Adjustment Expenses” produce a range of possible reserve amounts. In an effort to better explain the inherent uncertainty in our net loss and loss adjustment expense reserves, we have developed a reasonable range of estimates around the net carried reserves as of December 31, 2007, as shown below.

	Net Loss and LAE Reserves
	Low End	Recorded	High End
	of Range	Reserves	of Range
	(In thousands)

Medical Professional Liability	$493,437	$533,327	$564,077
Other Insurance Lines	24,347	26,142	27,872

Total	$517,784	$559,469	$591,949

There are several limitations to interpreting reserve ranges. There are macroeconomic effects that may impact the development of the reserves such as, but not limited to, tort reform, changes in the litigiousness of jurisdictions in which we write business, the influence of legislative actions, and changes in political philosophy. As a result of these factors, as well as the many other quantitative and qualitative factors described above, there can be no assurance that reserves will develop within these ranges.

The reserve range is a normal distribution. Meaning that reserves are more likely to develop around the center of the range, or carried reserves, and less likely as you approach either the high or low end of the range. However it is meaningful to note the potential variability in the Company’s net income before the effect of income taxes if actual claims experience were to emerge more favorably, the lower end of the range, or less favorably, the higher end of the range, than anticipated. The following table shows the effects on pre-tax net income if the carried reserves as of December 31, 2007 develop at the low or high end of the range.

Increase
(Decrease) in
Pre-tax Income
(In thousands)

Low end of range	$41,685
High end of range	$(32,480)

Other Significant Balance Sheet Items

At December 31, 2007 and 2006, our available-for-sale and held-to-maturity fixed-income security portfolio consisted of the following:

	December 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value(1)	Portfolio	Value(1)	Portfolio

U.S. government obligations	$145,021	19.1%	$145,083	19.1%
Tax-exempt municipal securities	269,013	35.4%	209,150	27.5%
Corporate securities	193,037	25.4%	242,192	31.8%
Mortgage-backed securities	152,892	20.1%	164,148	21.6%

Total fixed-income securities	$759,963	100.0%	$760,573	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.

In June 2007, we purchased approximately $61.5 million of tax-exempt municipal securities. We had sales and maturities of corporate securities totaling approximately $50.3 million throughout the year. In addition, throughout the year we received principal payments on mortgage-backed securities of approximately $11.0 million. Our fixed-income security portfolio had a weighted average Standard & Poors’ credit quality rating of AA+ at December 31, 2007. For additional information regarding the composition of and market risks associated with our fixed-income security portfolio, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”

The increase in other investments to $11.5 million at December 31, 2007, from $6.5 million at December 31, 2006 was primarily attributable to the acquisition of commons stocks having a fair value at December 31, 2007, of approximately $6.5 million. In addition, the value of our real estate LLC increased approximately $935,000 as a result of capitalized assessments. Partially offsetting these increases was a decrease of approximately $2.5 million as a result of the final disposition of our investment in PIC-Florida.

Premiums receivable decreased $7.5 million, or 17.5%, to $35.5 million at December 31, 2007. This decrease was slightly higher than the 13.7% decrease in direct premiums written, primarily as a result of an increase in the number of policies that have elected annual premium payments, as opposed to the quarterly or monthly payment plans we offer.

Reinsurance recoverables decreased $2.1 million, or 1.9%, to $107.0 million at December 31, 2007. This decrease was not as great as the decrease in the liability for gross unpaid loss and loss adjustment expenses, which decreased 3.5%, as we have seen a moderate increase in the severity of losses. The severity of losses impacts our reinsurance recoverables as we employ primarily excess of loss reinsurance contracts. Accordingly, severe losses are more likely to be in excess of our retention levels on a given treaty year, which can distort the relationship between movements in gross and ceded reserves.

Deferred federal income taxes decreased $10.4 million to $22.4 million at December 31, 2007. This decrease was the result of utilizing our remaining minimum tax credits in 2007 ($6.2 million), a reduction in the deferred tax asset related to loss reserve discounting ($1.5 million), and an increase in deferred tax liabilities related to our internally developed software ($1.6 million). We do not have any deferred tax valuation allowance at December 31, 2007 as we believe that it is more likely than not that all deferred tax assets will be utilized in future periods to reduce our current tax liability. For additional information regarding the composition of our net deferred tax asset, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Property and equipment, net of accumulated depreciation increased $4.0 million to $13.8 million at December 31, 2007 from $9.8 million at December 31, 2006 as a result of the costs capitalized in connection with the development of our new policy and claims system. Through December 31, 2007, we have capitalized a total of approximately $4.5 million of costs incurred in connection with the development of this software project. We will begin to amortize these capitalized software costs over a period of five years once the system is fully implemented, tested and placed in use, which will likely be some time in the second half of 2008.

Other assets decreased $7.2 million, to $18.7 million at December 31, 2007. The decrease was primarily attributable to a decrease in ceded unearned premiums ($2.5 million) as a result of our reduced premium cessions associated with changes in our reinsurance program effective January 1, 2007, as well as the receipt of the remaining amount owed under the collateral note associated with the sale of PIC-Florida ($2.5 million). In addition, as our premium volume has declined, so has our deferred acquisition cost asset, which decreased $1.1 million, or 14.6%, in 2007. This decrease in deferred acquisition costs is relatively consistent with the decrease in our direct premiums written (13.7%) from 2006 to 2007.

Unearned premiums decreased $10.7 million, or 15.1%, to $60.1 million at December 31, 2007. The decrease was relatively consistent with the 13.7% decrease in direct premiums written from 2006 to 2007. Other factors, such as the amount of tail policy premium written and the timing of premium writings account for the remaining decrease in unearned premiums.

Accrued expenses and other liabilities at December 31, 2007 were $38.8 million, an increase of $1.7 million compared to December 31, 2006. This increase was primarily attributable to a decrease in the amount due from reinsurers associated with our most recent years’ premium cessions. The terms of our recent reinsurance treaties have required us to make ceded premium deposit payments, which are then trued-up in the first quarter of the subsequent year based on actual ceded premium writings. These deposits totaled $6.0 million in 2007, whereas our actual ceded premiums written were $4.6 million, resulting in a ceded premium refund due back to us from the reinsurers of approximately $1.4 million. In 2006 our deposits for ceded premiums totaled $13.0 million, whereas actual ceded premium writings related to the 2006 treaty were only $10.4 million, which resulted in the return of $2.6 million of ceded premiums in the first quarter of 2007.

Shareholders’ equity at December 31, 2007 was $263.6 million, a decrease of $5.2 million, from $268.8 million at December 31, 2006. Retained earnings increased $34.6 million as a result of the net income recorded for the year ended December 31, 2007 of $52.8 million, partially offset by the allocation of $16.1 million for share repurchases and dividend payments to shareholders totaling $2.1 million. Accumulated other comprehensive income, which consists of net unrealized gains, net of taxes, on our investment security portfolio increased $1.3 million. Additional paid-in-capital decreased $41.1 million as a result of $41.6 million of share repurchases, partially offset by amounts related to stock option exercises. As the total amount of share repurchases, $57.7 million, exceeded the balance in the additional paid-in-capital account, a portion ($16.1 million) was charged against retained earnings. Book value per common share outstanding at December 31, 2007 was $26.02 per share, based on 10,127,740 shares outstanding, compared to $23.26 per common share outstanding at December 31, 2006. Total shares outstanding at December 31, 2006 were 11,556,575.

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

Contractual Obligations

We are contractually obligated in accordance with various loan or borrowing agreements and operating leases as well as to our policyholders for insured events. The following table shows the nature and the timing of our contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Reserves for unpaid loss and loss adjustment expenses(1)	$664,117	$110,682	$189,898	$127,933	$235,604
Operating leases	4,658	846	1,684	1,497	631
Real estate assessments	324	86	162	76	—
Long-term debt(2)	33,928	33,928	—	—	—

Total	$703,027	$145,543	$191,743	$129,506	$236,235

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash outflow is uncertain.

(2)	The long-term debt is more fully described in Note 8 of the Notes to Consolidated Financial Statements. Amounts included herein assume $3 million of annual interest payments and anticipates that the debt will be repaid in 2008, the earliest date at which the debt may be retired.

While not a contractual obligation at December 31, 2007, we anticipate spending an additional approximately $2.4 million in connection with the continued development of a new policy and claims system. Approximately $550,000 of the $2.4 million are fees associated with fixed-bid contracts or additional licenses. However, the payment of these fixed-bid and license fees is contingent upon the delivery and our final approval of the product.

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

At December 31, 2007, fixed-income securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

In addition, our fixed-income security portfolio is also subject to a degree of credit risk. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. At December 31, 2007, all of our fixed-income portfolio, both available-for-sale and held-to-maturity, (excluding approximately $13.2 million of private placement issues, which constitutes 1.7% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region.

Our tax-exempt municipal securities are all insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services. These bonds are general obligations and are backed by the full taxing authority of the city, county or state, and have a very low historical rate of default.

Our held-to-maturity portfolio includes approximately $152.8 million of mortgage-backed securities. These securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Because the held-to-maturity mortgage-backed securities are not carried at estimated fair value, changes in interest rates do not affect the carrying amount of these securities. However, principal receipts as a result of prepayments may affect our cash flows, as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

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

Quantitative Information About Market Risk

At December 31, 2007, our available-for-sale fixed-income security portfolio was valued at $262.3 million and had an average modified duration of 3.06 years, compared to a portfolio valued at $255.0 million with an average modified duration of 3.16 years at December 31, 2006. The following tables show the anticipated effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at December 31, 2007 and December 31, 2006. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	December 31, 2007			December 31, 2006
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$248,140	$(14,161)	2.74	$239,943	$(15,058)	2.88
+1%	255,182	(7,119)	2.82	247,111	(7,890)	2.89
0	262,301		3.06	255,001		3.16
−1%	270,958	8,657	3.13	263,350	8,349	3.23
−2%	279,652	17,351	3.20	272,152	17,151	3.33

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders:
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited the accompanying consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2008

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	December 31,
	2007	2006
	In thousands,
	except share data

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$262,301	$255,001
Held-to-maturity, at amortized cost	497,662	505,572
Other investments	11,487	6,476

Total investments	771,450	767,049
Cash and cash equivalents	87,498	108,227
Premiums receivable	35,542	43,068
Reinsurance recoverable	106,961	109,013
Deferred federal income taxes	22,439	32,795
Federal income tax recoverable	1,076	—
Property and equipment, net	13,789	9,775
Other assets	18,707	25,888

Total assets	$1,057,462	$1,095,815

LIABILITIES
Unpaid losses and loss adjustment expenses	$664,117	$688,031
Unearned premiums	60,080	70,744
Long-term debt	30,928	30,928
Federal income taxes payable	—	189
Accrued expenses and other liabilities	38,780	37,113

Total liabilities	793,905	827,005
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized:
10,127,740 and 11,556,575 shares outstanding at December 31, 2007 and 2006, respectively	—	—
Additional paid-in-capital	—	41,106
Retained earnings	257,502	222,935
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income taxes	6,055	4,769

Total shareholders’ equity	263,557	268,810

Total liabilities and shareholders’ equity	$1,057,462	$1,095,815

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006, and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues and Other Income
Net premiums written	$130,808	$146,723	$157,382
Change in unearned premiums	8,115	2,965	6,901

Net premiums earned	138,923	149,688	164,283
Investment income	43,506	45,253	45,163
Net realized (losses) gains	(111)	3,310	2,033
Other income	815	1,031	1,387

Total revenues and other income	183,133	199,282	212,866
Expenses
Losses and loss adjustment expenses	69,428	100,458	127,124
Underwriting expenses	30,141	30,521	33,080
Investment expenses	910	845	1,411
Interest expense	3,139	3,057	2,518
Amortization expense	—	—	625
General and administrative expenses	1,410	1,298	2,704
Other (revenue) expenses	(48)	100	537

Total expenses	104,980	136,279	167,999

Income before income taxes and minority interest	78,153	63,003	44,867
Federal income tax expense (benefit)	25,362	19,816	(27,952)

Income before minority interest	52,791	43,187	72,819
Minority interest in net income of consolidated subsidiary	—	—	(453)

Net income	$52,791	$43,187	$72,366

Earnings Per Share:
Net income
Basic	$4.82	$3.59	$5.65
Diluted	$4.73	$3.52	$5.53
Weighted Average Shares Outstanding:
Basic	10,951	12,015	12,807
Diluted	11,163	12,274	13,094

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2006 and 2005

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(In thousands, except share and per share data)

Balance, December 31, 2004	13,007,976	$86,588	$107,382	$8,154	$202,124
Comprehensive income
Net income		—	72,366	—	72,366
Other comprehensive loss (Note 4)		—	—	(1,050)	(1,050)

Total comprehensive income, net of taxes					71,316
Options exercised	146,304	1,719	—	—	1,719
Amortization of restricted stock, net of tax		241	—	—	241
Excess tax benefits from share-based awards		1,095	—	—	1,095
Purchase and retirement of common stock	(650,250)	(17,057)	—	—	(17,057)
Forfeiture of restricted stock	(3,904)	(29)	—	—	(29)
Change in deferred tax valuation allowance		1,803	—	—	1,803

Balance, December 31, 2005	12,500,126	$74,360	$179,748	$7,104	$261,212
Comprehensive income
Net income		—	43,187	—	43,187
Other comprehensive loss (Note 4)		—	—	(2,335)	(2,335)

Total comprehensive income, net of taxes					40,852
Options exercised	232,280	2,759	—	—	2,759
Shares tendered/netted in connection with option exercise	(99,698)	(3,913)	—	—	(3,913)
Excess tax benefits from share-based awards		2,137	—	—	2,137
SFAS No. 123R adoption		(46)	—	—	(46)
Fair value compensation of share-based awards		571	—	—	571
Purchase and retirement of common stock	(1,075,350)	(34,762)	—	—	(34,762)
Forfeiture of restricted stock	(764)	—	—	—	—
Shares retired in connection with stock split	(19)	—	—	—	—

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income
Net income		—	52,791	—	52,791
Other comprehensive income (Note 4)		—	—	1,286	1,286

Total comprehensive income, net of taxes					54,077
Options exercised	81,020	976	—	—	976
Shares tendered/netted in connection with option exercise	(37,734)	(1,654)	—	—	(1,654)
Excess tax benefits from share-based awards		1,031	—	—	1,031
Cash dividends to shareholders, $0.20 per share		—	(2,097)	—	(2,097)
Fair value compensation of share-based awards		160	—	—	160
Purchase and retirement of common stock	(1,472,121)	(41,619)	(16,127)	—	(57,746)

Balance, December 31, 2007	10,127,740	$—	$257,502	$6,055	$263,557

(1)	Share amounts have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006. See Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006, and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income	$52,791	$43,187	$72,366
Adjustments to reconcile net income to net cash from by operating activities Depreciation and amortization	3,128	3,010	4,888
Net realized losses (gains)	111	(3,310)	(2,033)
(Income) loss on equity method investees	(51)	(788)	100
Change in fair value of derivatives	—	—	1,095
Deferred federal income taxes	9,669	12,202	(30,246)
Federal income taxes recoverable/payable	(235)	1,834	3,426
Excess tax benefits from share-based awards	(1,031)	(2,137)	(1,095)
Share based compensation	160	571	371
Minority interest in net income of consolidated subsidiary	—	—	453
Changes in:
Premiums receivable	7,526	4,736	3,885
Reinsurance recoverable	2,052	(1,460)	(6,056)
Unpaid losses and loss adjustment expenses	(23,914)	2,317	(3,773)
Unearned premiums	(10,664)	(6,890)	(7,942)
Accrued expenses and other liabilities	(730)	(3,055)	325
Other assets	7,181	5,767	3,198

Net cash from operating activities	45,993	55,984	38,962
Cash flows (for) from investing activities
Purchases
Available-for-sale — fixed maturities	(56,234)	(126,979)	(22,046)
Held-to-maturity — fixed maturities	(5,312)	(188,188)	(112,912)
Other investments	(6,848)	(386)	(8,185)
Property and equipment	(5,070)	(306)	(1,089)
Sales and maturities
Available-for-sale — fixed maturities	50,339	87,457	144,591
Held-to-maturity — fixed maturities	11,049	26,314	62,014
Other investments	2,425	12,268	5,067
Property and equipment	22	6	32
Deconsolidation of PIC-Florida	—	(2,941)	—
Cash from miscellaneous sources	—	—	2,707
Pending securities transactions	—	5,383	(12,846)

Net cash (for) from investing activities	(9,629)	(187,372)	57,333
Cash flows for financing activities
Common stock repurchased	(57,746)	(34,762)	(17,057)
Excess tax benefits from share-based awards	1,031	2,137	1,095
Taxes paid in connection with net option exercise	(785)	(1,714)	—
Cash dividends paid	(2,097)	—	—
Proceeds from stock options exercised	107	560	1,719
Other	2,397	406	—

Net cash for financing activities	(57,093)	(33,373)	(14,243)

Net (decrease) increase in cash and cash equivalents	(20,729)	(164,761)	82,052
Cash and cash equivalents, beginning of period	108,227	272,988	190,936

Cash and cash equivalents, end of period	$87,498	$108,227	$272,988

Supplemental disclosures of cash flow information
Federal income taxes of $15,821,000, $5,780,000, and $(1,132,000), net, were paid (received) during 2007, 2006 and 2005, respectively.
Interest payments of $2,906,000, $2,855,000, and $2,200,000 were made during 2007, 2006 and 2005, respectively.

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

Minority interest in the accompanying Statements of Income for the year ended December 31, 2005, represents the 51% ownership interest of other investors in Physicians Insurance Company, a Florida domiciled insurance company (“PIC-Florida”). PIC-Florida was included in the Company’s Consolidated Financial Statements during the year ended December 31, 2005, as it had been determined to be a variable interest entity and the Company’s subsidiary, American Physicians, had been determined to be the primary beneficiary in accordance with the guidance given in Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities.” In January 2006, the other owners of PIC-Florida began purchasing American Physicians’ interest in the company on an installment basis. As a result, American Physicians was no longer deemed to be the primary beneficiary and the investment reverted to being accounted for as an equity method investee in the first quarter of 2006. The sale of PIC-Florida was completed in the fourth quarter of 2007.

Reclassifications and adjustments

With the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments” effective January 1, 2006, certain 2005 amounts related to share-based compensation expense, and the related tax benefits, have been reclassified within the Consolidated Statement of Cash Flows.

Stock split

Effective November 1, 2006, the Company paid a three-for-two stock split of its common shares to shareholders of record as of the close of business on October 11, 2006. All of the share and per-share data, as well as share-based award information included in these Consolidated Financial Statements and Notes thereto, has been retroactively adjusted to reflect the stock split.

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

Nature of business and segment reporting

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. The Company also historically provided workers’ compensation, health and personal and commercial insurance, the results of which were combined and previously reported as the Company’s other insurance lines segment. However, with the expiration of all other insurance lines policies in 2005, the Company, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” has determined that effective January 1, 2006, it has but a single reportable segment, which includes all of the Company’s operations.

Medical professional liability coverage is written on both a claims-made and an occurrence basis. Claims-made policies cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. Certain extended reporting endorsements, often referred to as tail coverage, allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Premiums associated with these extended reporting endorsements are classified as occurrence. For each of the years in the three year period ended December 31, 2007, approximately 65% of the Company’s medical professional liability direct premiums written represented claims-made policies. Occurrence basis policies and tail coverage accounted for the other 35% of premiums in those years.

The Company writes business throughout the United States of America, with an emphasis on markets in the Midwest, specifically the states of Illinois, Kentucky, Michigan and Ohio, as well as the state of New Mexico. These five states accounted for approximately 98% of the Company’s total medical professional liability direct premiums written during the years ended December 31, 2007 and 2006. Due to the inclusion of PIC-Florida in the Company’s 2005 consolidated results, these five states accounted for approximately only 93% of total medical professional liability direct premiums written for the year ended December 31, 2005.

Cash and Investments

Fixed-Income Investment Securities

The Company classifies all fixed-income investment securities as either held-to-maturity or available-for-sale at the date of purchase based on the Company’s ability and intent to hold individual securities until they mature. Available-for-sale fixed-income securities are carried at their estimated fair value, with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized gains or losses, net of any related tax effects, in other comprehensive income. Held-to-maturity securities are carried at amortized cost. Fair values of fixed- income securities are determined on the basis of dealer or market quotations, or comparable securities on which quotations are available.

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

been less than the amortized cost, (d) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions, and (e) the specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity. A decline in the market value of an available-for-sale or held-to-maturity security below its amortized cost that is deemed to be other than temporary, results in a write-down of the cost basis of that security to fair value.

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

Other Investments

Other investments on the accompanying Consolidated Balance Sheets consists of investment real estate, investment real estate limited partnerships, non-marketable and marketable equity securities. Investment real estate is carried at the lesser of historical cost or at estimated fair market value based on recent sales or offers for similar properties. Real estate limited partnerships are accounted for using the equity method. Non-marketable equity securities, which include our investment in PIC-Florida at December 31, 2006, and the two business trusts described in Note 8, are also accounted for using the equity method. Marketable equity securities are classified as available-for-sale and carried at their estimated fair value, based on published market quotations, with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income.

Derivative financial instruments

During part of 2005, the Company held interest-only certificates that the Company has determined contain an embedded derivative instrument as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These certificates paid a variable rate of interest that was inversely related to the London Interbank Offered Rate (“LIBOR”).

These interest-only certificates were carried on the balance sheet at fair value as fixed-income securities. These certificates were not linked to specific assets or liabilities on the balance sheet or to a forecasted transaction and, therefore, did not qualify for hedge accounting. In addition, the Company could not reliably identify and separately measure the embedded derivative instrument. Accordingly, any changes in the fair value of the interest-only certificates, based on quoted market prices, were recorded in current period earnings as investment income. During the year ended December 31, 2005, the fair value of these securities decreased by $1,095,000, resulting in a charge to earnings. These certificates were sold in 2005.

Cash and cash equivalents

Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less.

Premiums written and receivable and related credit risk

The Company offers quarterly and monthly payment plans for policies with an annual term. Accordingly, premiums receivable include $33.9 million at December 31, 2007 and $40.8 million at December 31, 2006 of

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois and New Mexico. Payment plans are designed so that credit risk associated with receivables is generally offset by the liability for unearned premiums. However, an allowance for doubtful accounts of approximately $50,000 at December 31, 2007, and $25,000 at December 31, 2006, has been established and is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

Deferred policy acquisition costs

Deferred policy acquisition costs (“DAC”) (carried on the accompanying Consolidated Balance Sheets in other assets) include commissions, premium taxes and other costs incurred in and that vary with premium generation. These costs are deferred and amortized over the period in which the related premiums are earned, typically one year. After considering future investment income, management has determined that all deferred policy acquisition costs are recoverable as of December 31, 2007.

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

Property and equipment at December 31, 2007, in the accompanying Consolidated Balance Sheets includes approximately $4.5 million of costs incurred in connection with the development of internal use software. These costs have been capitalized in accordance with American Institute of Certified Public Accountant’s Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that costs incurred in the planning and post-implementation stages, as well as costs associated with data migration be expensed as incurred, while costs associated with the acquisition or development of the actual application are capitalized. Once the software is placed into production, the Company will amortize the capitalized costs associated with the development of the software over a five-year period.

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

Reserve for extended reporting period claims

Claims-made policies provided by the Company include coverage for extended period reporting claims in the event of the death, disability or retirement (“DDR”) of the insured. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recognized during the term of the original claims-made policy and is based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of future premiums associated with this coverage. The amount of this reserve is $15.0 million and $13.0 million at December 31, 2007 and 2006, respectively, which includes a discount of approximately $4.5 and $5.5 million at December 31, 2007 and 2006, respectively, related to the present value calculation. The reserve for DD&R benefits is included in unpaid loss and loss adjustment expenses in the accompanying Consolidated Balance Sheets. Changes in this reserve are charged or credited to income in the period in which the changes first become known.

Revenue recognition

Insurance premium income is typically recognized on a daily pro rata basis over the respective terms of the policies in-force, which is generally one year. Certain extended reporting endorsements, often referred to as tail coverage allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Tail coverage can modify the exposure period for a definite or indefinite period. Premiums associated with tail policies that provide coverage for a definite period are earned over the period additional coverage is provided using the daily pro rata method. Premiums for tail policies that provide additional coverage for an indefinite period are fully earned at the date of issuance. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

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

The Company evaluates each ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2007 all ceded contracts are accounted for as risk transferring contracts.

The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

At December 31, 2007 and 2006, there were disputes with reinsurers regarding the recoverability of payment of amounts. See Note 9 for recoverable amounts from individually significant reinsurers.

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

The Company assesses the likelihood that deferred tax assets will be realized based on the availability of future taxable income in the periods when the deferred tax assets are expected to be deducted in the Company’s tax return. If it is deemed more likely than not that all, or a portion, of the Company’s deferred tax assets will not be realized, then a valuation allowance is established for the portion of the deferred tax assets that are deemed not likely to realized. Following this assessment methodology, the Company maintained a full valuation allowance during the first half of 2005.

In 2005, after several consecutive quarters of reporting a pre-tax profit, the Company determined that a valuation allowance was no longer necessary, so it reversed the entire deferred tax asset valuation allowance in the second quarter. The reversal of the entire valuation allowance was recorded as a federal income tax benefit, with the exception of the valuation allowance associated with certain deferred tax assets relating to share-based awards. The reversal of the valuation allowance pertaining to these excess tax benefits related to share-based awards was credited directly to additional paid-in-capital and did not affect net income.

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

Share-based awards

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method. Accordingly, the Company recorded share-based compensation expense of $160,000 and $571,000 for the years ended December 31, 2007 and 2006, respectively, for awards granted prior to, but not vested as of January 1, 2006, adjusted for estimated forfeitures, using the fair value method. Additional information regarding the Company’s share-based award plans can be found in Note 15.

2.	Effects of New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Effects of New Accounting Pronouncements (continued)

January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on its consolidated results of operations, financial position or liquidity, based on assets and liabilities reported at December 31, 2007. However, additional disclosures concerning fair values will be required.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In June 2007, the FASB issued Emerging Issues Task Force Issues (“EITF”) No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-11 effective January 1, 2008 to have a material effect on its consolidated results of operations, financial position or liquidity.

In December 2007, the FASB issued Revised SFAS No. 141R, Business Combinations, a replacement of SFAS No. 141, Business Combinations. SFAS No. 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS No. 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS No. 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. The Company does not expect the provisions of SFAS No. 141R to have a material effect on its consolidated results of operations, financial position or liquidity unless a business combination transaction is consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS No. 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The Company does not expect the provisions of SFAS No. 160 to have a material effect on its consolidated results of operations, financial position or liquidity.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at December 31, 2007 and 2006, was:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,500	$11	—	$2,511
States and political subdivisions	132,223	2,938	—	135,161
Corporate securities	121,594	3,084	(174)	124,504
Mortgage-backed securities	119	6	—	125

Total fixed-income securities	256,436	6,039	(174)	262,301
Equity securities	5,901	615	—	6,516

Total available-for-sale securities	$262,337	$6,654	$(174)	$268,817

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,499	$20	$(2)	$2,517
States and political subdivisions	79,027	204	(25)	79,206
Corporate securities	169,734	3,593	(228)	173,099
Mortgage-backed securities	168	11	—	179

Total available-for-sale securities	$251,428	$3,828	$(255)	$255,001

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of December 31, 2007 and 2006. The carrying value at December 31, 2007 and 2006, includes approximately $2.8 million and $3.8 million of unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets, and will be amortized over the remaining life of the security through comprehensive income.

	2007
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,510	$778	$(14)	$143,274
States and political subdivisions	133,851	2,160	—	136,011
Corporate securities	68,534	713	(1,283)	67,964
Mortgage-backed securities	152,767	192	(3,597)	149,362

Total held-to-maturity fixed-income securities	$497,662	$3,843	$(4,894)	$496,611

	2006
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,566	$178	$(2,132)	$140,612
States and political subdivisions	129,944	356	(76)	130,224
Corporate securities	69,093	41	(3,294)	65,840
Mortgage-backed securities	163,969	18	(3,768)	160,219

Total held-to-maturity fixed-income securities	$505,572	$593	$(9,270)	$496,895

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, respectively.

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Available-for-sale
Corporate securities	$11,781	$(141)	$6,088	$(33)	$17,869	$(174)

Subtotal available-for-sale	11,781	(141)	6,088	(33)	17,869	(174)
Held-to-maturity
U.S. government obligations	—	—	18,002	(14)	18,002	(14)
Corporate securities	13,088	(51)	18,615	(1,232)	31,703	(1,284)
Mortgage-backed securities	13	(1)	80,252	(3,596)	80,265	(3,596)

Subtotal held-to-maturity	13,101	(52)	116,869	(4,842)	129,970	(4,894)

Total temporarily impaired securities	$24,882	$(193)	$122,957	$(4,875)	$147,839	$(5,068)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Available-for-sale
U.S. government obligations	$998	$(2)	$—	$—	$998	$(2)
States and political subdivisions	15,964	(25)	—	—	15,964	(25)
Corporate securities	5,935	(6)	10,034	(222)	15,969	(228)

Subtotal available-for-sale	22,897	(33)	10,034	(222)	32,931	(255)
Held-to-maturity
U.S. government obligations	29,961	(39)	80,473	(2,093)	110,434	(2,132)
States and political subdivisions	20,794	(45)	2,004	(31)	22,798	(76)
Corporate securities	13,501	(1,384)	41,265	(1,910)	54,766	(3,294)
Mortgage-backed securities	13	—	156,910	(3,768)	156,923	(3,768)

Subtotal held-to-maturity	64,269	(1,468)	280,652	(7,802)	344,921	(9,270)

Total temporarily impaired securities	$87,166	$(1,501)	$290,686	$(8,024)	$377,852	$(9,525)

Those securities in the tables above that are in an unrealized or unrecognized loss position at December 31, 2007 or 2006 were determined to be in that position primarily as a result of changes in prevailing interest rates. All securities in an unrealized or unrecognized loss position at December 31, 2007 or 2006 were considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. In addition, all mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies. The Company has incurred no impairment losses related to sub-prime mortgage exposures. Based on the absence of significant negative factors regarding the issuer’s credit-worthiness, combined with the Company’s ability and intent to hold the securities above that are in an unrealized or unrecognized loss position until their maturity, or for a sufficient period of time to allow for the recovery of the securities market value, the decline in their market value is deemed to be temporary in nature.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The components of pre-tax investment income and net realized gains for the years ended December 31, 2007, 2006 and 2005 were:

	2007	2006	2005
	(In thousands)

Interest income	$43,275	$44,155	$44,451
Dividend income	8	428	60
Other investment income	223	670	652

Total investment income	43,506	45,253	45,163
Investment expenses	(910)	(845)	(1,411)

Net investment income	$42,596	$44,408	$43,752

Gross realized gains on disposal
Fixed-income	$118	$148	$3,065
Equity securities	—	2,166	121
Other invested assets	—	1,474	—

Total gross realized gains	118	3,788	3,186
Gross realized losses on disposal
Fixed-income	(134)	(146)	(329)
Equity securities	(90)	(7)	(68)
Other invested assets	—	(16)	(66)
Property and equipment	(5)	(131)	(47)

Total gross realized losses	(229)	(300)	(510)
Other than temporary impairments	—	(178)	(643)

Net realized gains	$(111)	$3,310	$2,033

The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at December 31, 2007, by contractual maturity, were:

Estimated
Fair Value
(In thousands)

Available-for-sale
Less than one year	$57,675
One to five years	119,858
Five to ten years	76,589
More than ten years	8,054
Mortgage-backed securities	125

Total available-for-sale	$262,301

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	Carrying	Estimated
	Value	Fair Value
	(In thousands)

Held-to-maturity
Less than one year	$—	$—
One to five years	95,680	95,378
Five to ten years	177,681	179,569
More than ten years	71,534	72,302
Mortgage-backed securities	152,767	149,362

Total held-to-maturity	$497,662	$496,611

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. During the year ended December 31, 2006, the Company received one-time call premiums of $371,000. There were no call premiums received during 2007. Any call premiums are recorded as investment income in the period in which the security is called.

The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2007 and 2006 was 8.5 million.

Proceeds on the sales of investments in bonds totaled $9.3 million in 2007, $11.9 million in 2006, and $33.0 million in 2005. Gross gains of $118,000, $0, and $358,000 were realized on the sales of investments in bonds for the years ended 2007, 2006 and 2005, respectively. Gross losses of $60,000, $133,000, and $329,000 were realized on the sales of investments in bonds for the years ended 2007, 2006 and 2005, respectively.

4.	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale investment securities arising during the period and the amortization of unrealized gains and losses on the Company’s held-to-maturity securities at the date of transfer to be included in other comprehensive income, net of tax.

The following table shows the components of net unrealized gains on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Net unrealized gains on available-for-sale securities	$6,480	$3,573
Net unamortized unrealized gains on held-to-maturity securities	2,836	3,781
Deferred federal income taxes	(3,261)	(2,574)
Effect of equity method investees, net of deferred taxes	—	(11)

Total net unrealized gains, net of deferred federal income taxes	$6,055	$4,769

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Comprehensive Income (continued)

The following table shows net unrealized gains (losses) on available-for-sale investment securities arising during the period, as well as the amortization of unrealized gains related to held-to-maturity securities, reclassification adjustments, and the related deferred income tax effects included in other comprehensive income for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(In thousands)

Unrealized gains (losses) arising during the period:
Available-for-sale:
Fixed maturities	$2,350	$(2,455)	$(9,350)
Equity securities	615	1,950	(31)
Held-to-maturity amortization	(945)	(1,084)	(1,021)
Reclassification adjustments	(58)	(1,952)	(2,789)

Other comprehensive income (loss) before taxes, minority interests and equity method investees	1,962	(3,541)	(13,191)
Deferred federal income taxes	(687)	1,239	4,617
Change in deferred tax valuation allowance	—	—	7,512
Minority interests and equity method investees, net of deferred taxes	11	(33)	12

Other comprehensive income (loss)	$1,286	$(2,335)	$(1,050)

5.	Deferred Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2007, 2006, and 2005 are summarized as follows:

	2007	2006	2005
	(In thousands)

Balance, January 1	$7,644	$7,877	$8,082
Additions	14,708	16,927	18,782
Amortization	(15,826)	(17,160)	(18,987)
Recoverability write-offs	—	—	—

Balance, December 31	$6,526	$7,644	$7,877

Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment, Net

At December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	11,865	11,456
Software developed or obtained for internal use	4,539	—
Furniture and leasehold improvements	3,726	3,967

	31,200	26,493
Accumulated depreciation	(17,411)	(16,718)

	$13,789	$9,775

Depreciation expense associated with property and equipment for the years ended December 31, 2007, 2006, and 2005, was $1.0 million, $1.4 million and $1.7 million, respectively.

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2007, 2006, and 2005, was as follows:

	2007	2006	2005
	(In thousands)

Balance, beginning of year	$688,031	$689,857	$693,630
Less, reinsurance recoverables	(107,965)	(107,692)	(101,791)

Net balance, beginning of year	580,066	582,165	591,839
Deconsolidation of PIC-Florida	—	(2,418)	—
Incurred related to
Current year	103,673	113,338	131,496
Prior years	(34,245)	(12,880)	(4,372)

Total incurred	69,428	100,458	127,124

Paid related to
Current year	2,699	3,168	5,054
Prior years	87,326	96,971	131,744

Total paid	90,025	100,139	136,798

Net balance, end of year	559,469	580,066	582,165
Plus, reinsurance recoverables	104,648	107,965	107,692

Balance, end of period	$664,117	$688,031	$689,857

Prior year development as a percentage of beginning of the year net reserves	−5.9%	−2.2%	−0.7%

In each of the last three years, claims frequency has declined and has been much lower than originally assumed in the Company’s actuarial projections. At the same time, paid claims severity has remained relatively stable,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Unpaid Losses and Loss Adjustment Expenses (continued)

contrary to previous actuarial estimates which anticipated increases in the paid loss severity. This trend of declining claim frequency, combined with the stable severity, has resulted in actual loss development that is significantly less than previous estimates of required reserves. As a result the Company has experienced favorable development in the prior year’s liability for unpaid loss and loss adjustment expenses in each of the last three years.

Management believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at December 31, 2007, is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

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

The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and three-month LIBOR plus 4.20% for the second trust issuance, payable quarterly. The interest rate is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 12.50%. The average interest rates of 9.59% (Trust I issuance) and 9.69% (Trust II issuance) resulted in interest expense of approximately $2.9 million for the year ended December 31, 2007. Interest expense for the years ended December 31, 2006 and 2005 was $2.8 million and $2.3 million, respectively. At December 31, 2007 and 2006, accrued interest payable to the trusts was approximately $320,000 and $333,000, respectively. The Debentures are callable by APCapital at par beginning in May 2008. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.

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

Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies. The Company has mainly entered into excess of loss contracts for medical malpractice and workers’ compensation. A reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
			(In thousands)

Direct	$135,415	$146,078	$156,866	$163,746	$185,511	$192,437
Ceded	(4,619)	(7,167)	(10,097)	(14,022)	(25,587)	(26,628)
Assumed	12	12	(46)	(36)	(2,542)	(1,526)

Net	$130,808	$138,923	$146,723	$149,688	$157,382	$164,283

Assumed as a percentage of net	0.0%	0.0%	0.0%	0.0%	−1.6%	−0.9%

Losses and loss adjustment expenses incurred are net of ceded losses and loss adjustment expenses of $4.5 million, $10.4 million, and $20.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company had reinsurance recoverables from the following reinsurers at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Hannover Ruckversicherungs	$41,678	$45,419
Munich Reins Amer	26,023	26,190
Transatlantic Reinsurance Company	8,986	10,605
Aspen Re	6,137	5,904
Lloyds of London	4,003	4,113
General Reinsurance Corporation	2,243	3,146
Montpelier	2,466	2,629
Others	17,314	15,444

	$108,850	$113,450

Amounts due from reinsurers on the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Reinsurance recoverable	$106,961	$109,013
Prepaid reinsurance premium (included in other assets)	1,889	4,437

Amounts recoverable from reinsurers	$108,850	$113,450

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005, consists of:

	2007	2006	2005
	(In thousands)

Current provision	$15,693	$7,614	$2,294
Deferred provision	9,669	12,202	13,805
Deferred tax valuation allowance	—	—	(44,051)

Total provision (benefit)	$25,362	$19,816	$(27,952)

The Company’s income tax reconciliation for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
	(In thousands)

Income before income taxes	$78,153		$63,003		$44,867

Tax at statutory rate	27,354	35.0%	22,051	35.0%	15,694	35.0%
Tax effect of:
Tax exempt interest	(2,773)	−3.5%	(2,091)	−3.3%	(217)	−0.5%
Other items, net	781	1.0%	(144)	−0.2%	622	1.4%
Valuation allowance	—	0.0%	—	0.0%	(44,051)	−98.2%

	$25,362	32.5%	$19,816	31.5%	$(27,952)	−62.3%

At December 31, 2007 and 2006, the components of the net deferred federal income tax asset were as follows:

	2007	2006
	(In thousands)

Deferred tax assets arising from:
Losses and loss adjustment expenses	$19,548	$21,010
Net operating loss carryforwards	889	1,209
Unearned and advanced premiums	5,472	6,027
Minimum tax credits	0	6,185
Realized losses on investments	724	613
Goodwill	3,367	3,790
Other	1,031	863

Total deferred tax assets	31,031	39,697
Deferred tax liabilities arising from:
Deferred policy acquisition costs	2,284	2,675
Net unrealized gains on securities	3,261	2,574
Other	3,047	1,653

Total deferred tax liabilities	8,592	6,902

Net deferred tax asset	$22,439	$32,795

In 2005, after several consecutive quarters of pre-tax income, the Company concluded that the deferred tax asset valuation allowance it had previously established was no longer necessary. Accordingly, the Company reversed the entire valuation allowance balance in 2005. The following table shows the impact of the reversal of the

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (continued)

valuation allowance on federal income tax benefit included in net income, other comprehensive income and shareholders’ equity for the year ended December 31, 2005.

2005

Valuation allowance balance, January 1	$(53,366)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	51,563
Reclass benefit from continuing operations to other comprehensive income	(7,512)
Unrealized depreciation on investment securities allocated to other comprehensive income	7,512
Incremental tax benefit from stock based compensation allocated to additional paid-in-capital	1,775
Other items allocated to shareholders’ equity	28

Valuation allowance balance, December 31	$—

At December 31, 2007, the Company had approximately $1.4 million and $1.2 million of net operating loss carryforwards that expire in 2011 and 2010, and are limited to $340,000 and $575,000 annually, respectively. The Company fully utilized its alternative minimum tax credits during 2007.

11.	Shareholders’ Equity

The Board of Directors has authorized the Company to purchase shares of its outstanding common stock under two separate plans. The Board of Directors has approved a series of authorizations to purchase shares of the Company’s outstanding common stock at the discretion of management (referred to as the “discretionary plan”). At December 31, 2007, approximately $7.0 million of the $20 million authorization made on August 16, 2007 remained available for repurchase under the discretionary plan, subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Global Select Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. Shares repurchased under these discretionary authorizations during the years ended December 31, 2007, 2006 and 2005, as well as the total number of shares repurchased pursuant to prior authorizations under the discretionary plan are shown in the table below.

	Discretionary Plan
	Inception
	to Date	For the Year Ended December 31,
	Totals	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	6,745,176	974,321	325,000	650,250
Cost of shares repurchased	$127,351	$38,795	$11,117	$17,057
Average cost per share repurchased	$18.88	$39.82	$34.21	$26.23

In April 2006 the Company announced that its Board of Directors had authorized the repurchase of shares of its common stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934. Shares may be repurchased under a Rule 10b5-1 plan at times when the Company otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf pursuant to a pre-determined formula. A total of $30 million was authorized for share repurchases under the Rule 10b5-1 plan during 2006.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ Equity (continued)

In October 2006, the Company’s Board of Directors adopted a stock repurchase plan for 2007 under Rule 10b5-1 and authorized an additional share repurchase of $32 million of its common shares. In addition, the Board authorized the rollover into the 2007 plan of any unused dollars allocated to the 2006 10b5-1 plan, which totaled $6.4 million. On October 29, 2007, the Board authorized the repurchase of an additional $20 million of the Company’s common shares pursuant to a Rule 10b5-1 plan in 2008, as well as the rollover of any remaining unused dollars allocated to the 2007 plan. At December 31, 2007, $19.4 million of the 2007 Rule 10b5-1 authorization remained unused, which means there is a total of $39.4 million available for repurchase under the 2008 Rule 10b5-1 plan. The Rule 10b5-1 plan share repurchases are expected to continue until the authorizations are fully utilized, subject to conditions specified in the Rule 10b5-1 plan. However, the Company may terminate the plan at any time.

	Rule 10b5-1 Plan
	Inception
	to Date	For the Year Ended December 31,
	Totals	2007	2006
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	1,248,150	497,800	750,350
Cost of shares repurchased	$42,597	$18,952	$23,645
Average cost per share repurchased	$34.13	$38.07	$31.51

In addition to the shares above, which were repurchased in connection with the aforementioned publicly announced plans, the Company repurchased 8,289 shares in 2006, which were tendered in lieu of cash in connection with the exercise of stock options.

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

Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments approximated their fair values at December 31, 2007 and 2006. The fair value of fixed-income held-to-maturity securities is disclosed in Note 3.

13.	Restructuring Charges and Exit Costs

Termination Benefits

Effective April 1, 2007, the Company completed the last of its employee separations related to the exit from the workers’ compensation line of business. The activity in the liability for termination benefits for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Balance, January 1	$118	$97	$101
Employee separation costs	8	32	65
Payments	(126)	(11)	(69)

Balance, December 31	$—	$118	$97

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring Charges and Exit Costs (continued)

Contract Termination Costs

The Company has subleased approximately 13,000 square feet of office space in Chicago, Illinois to an unrelated third party. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next six years has been discounted using an interest rate of approximately six-percent to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the original liability.

Activity in the liability for contract termination costs for the years ended December 31, 2007, 2006 and 2005, was as follows:

	2007	2006	2005
	(In thousands)

Balance, January 1	$1,068	$1,120	$921
Payments	(177)	(181)	(334)
Contract termination costs	—	—	345
Changes in estimated cash flows	(52)	61	127
Discount accretion	60	68	61

Balance, December 31	$899	$1,068	$1,120

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

The Company offers benefits under certain defined contribution plans. In 2007, 2006 and 2005 the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $855,000, $831,000, and $937,000 for 2007, 2006 and 2005, respectively.

15.	Share-Based Compensation

Equity Compensation Plans

The Board of Directors and shareholders have authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and other share-based awards for officers, directors and employees of the Company. These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock authorized for issuance under the Plan is 1,800,000 shares, of which only 9,585 remain available at December 31, 2007 for future grants.

Certain executive officers, board members and employees have been granted options to purchase shares of APCapital common stock. All outstanding options vest in annual installments of 33%, 33% and 34% on the first through the third anniversaries, respectively, of the date of grant. All options expire on the tenth anniversary of the grant date.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Share-Based Compensation (continued)

Holders of options under the Plan may exercise their outstanding options and pay the exercise price pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price and the payment of taxes attributable to the option exercise.

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the year ended December 31, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In thousands)

Options outstanding at January 1, 2007	542,320	$16.59
Granted during the period	—	—
Exercised during the period	(81,020)	$12.05
Canceled during the period	(3,045)	$26.50

Options outstanding at December 31, 2007	458,255	$17.33	5.75	$11,059

Options exercisable at December 31, 2007	413,060	$16.32	5.55	$10,383

In addition to the stock options above, the remaining 11,472 shares of non-vested stock that were outstanding at December 31, 2006, vested in January 2007. These non-vested shares were originally granted in January 2004, with a fair value at the date of grant of $11.47 per share

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price (adjusted for the effect of the stock split described in Note 1) of the Company’s common stock for the options that were in-the-money at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $2.5 million, $5.9 million, and $2.1 million, respectively, determined as of the date of option exercise.

The total fair value, at the date of vesting, of stock options and other share awards vested during the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $3.5 million and $5.7 million, respectively.

In 2007 and 2006, the Company recognized pre-tax compensation cost of $160,000 and $571,000, respectively, related to share-based payment arrangements. Such costs are included in the accompanying Consolidated Statements of Income as either underwriting expense or loss adjustment expense. As of December 31, 2007, the Company had $44,000 of unrecognized compensation costs related to non-vested share-based payment awards that are expected to be recognized over a weighted average period of four months.

The Company determines its pool of “windfall” tax benefits accumulated in additional-paid-in-capital following the ’short-cut” method as permitted by FASB Staff Position No. FAS 123(R)-3: Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. During the years ended December 31, 2007, 2006 and 2005, the excess tax benefit realized from the exercise of options and vesting of other share-based awards resulted in increases in additional-paid-in-capital of $1.0 million, $2.1 million, and $1.1 million respectively.

Impact of the Adoption of SFAS No. 123(R)

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

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Share-Based Compensation (continued)

Employee share-based compensation expense recognized under SFAS No. 123(R) was not reflected in our results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company has historically provided the required pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The originally disclosed pro forma effects of share-based compensation expense have been included here for purposes of comparison to the results of operations for the years ended December 31, 2006. In accordance with adoption pursuant to the modified-prospective method, previously reported amounts in the income statement have not been changed.

The pro forma information for the year ended December 31, 2005, was as follows:

For the Year Ended
December 31, 2005
(In thousands, except
per share data)

Net income, as reported	$72,366
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since 2000, net of related tax effects	(563)

Pro forma net income	$72,030

Basic net income per share
As reported	$5.65
Pro forma	$5.63
Diluted net income per share
As reported	$5.53
Pro forma	$5.50
Basic Weighted Average Shares	12,807
Diluted Weighted Average Shares	13,094

Valuation Assumptions

There were no stock options or other share-based awards granted during the years ended December 31, 2007 or 2006. The grant date fair value of stock options for award grants made in 2005 was estimated using a binomial lattice model. The following table indicates the assumptions used, or the range of assumptions, in estimating the grant date fair value for options granted during the year ended December 31, 2005.

2005
(Binomial Lattice)

Risk-free interest rate	4.44%
Dividend yield	0%
Expected volatility	10% — 25%
Weighted average volatility	20%
Expected term (years)	4.0
Weighted average estimated grant date fair value	$4.85

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Share-Based Compensation (continued)

Under the binomial lattice model, expected volatility is based on a number of factors, including historical volatility, return on equity, price to book value ratios and trends impacting the medical professional liability insurance industry. The Company uses historical data to estimate option exercise and employee termination behavior within the option valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding based on the past exercise behavior of employees in relation to the Company’s current stock price. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury security with a remaining term to maturity equal to the contractual term of the option.

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands, except per share amounts)

Numerator for basic and diluted income per common share:
Net income	$52,791	$43,187	$72,366

Denominator:
Denominator for basic income per common share - weighted average shares outstanding	10,951	12,015	12,807
Effect of dilutive stock options and awards	212	259	287

Denominator for diluted income per common share - adjusted weighted average shares outstanding	11,163	12,274	13,094

Income per common share:
Net income
Basic	$4.82	$3.59	$5.65
Diluted	$4.73	$3.52	$5.53

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares outstanding. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. There were no stock options that were considered to be anti-dilutive, and therefore excluded from the calculation, during any of the three years ended December 31, 2007.

17.	Commitments and Contingencies

The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company. At December 31, 2007 and 2006,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies (continued)

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

The Company is obligated under operating leases, which have various expiration dates through October 2013. Minimum future lease payments are as follows: 2008 — $846,000; 2009 — $835,000; 2010 — $848,000; 2011 — $755,000 and 2012 and thereafter — $1,373,000. Rental expense was $342,000 in 2007, $546,000 in 2006, and $710,000 in 2005. Note that rent expense is consistently less than the reported lease commitments as the lease commitment amounts do not anticipate the payments we receive for subleased office space related to our Chicago, Illinois lease. Sublease rentals under non-cancelable subleases are estimated to be $392,000 in 2008; $403,000 — 2009; $414,000 — 2010; $425,000 — 2011; and $810,000 in 2012 and thereafter.

In addition to obligations for operating leases, the Company is also obligated to fund certain infrastructure improvement assessments imposed by the City of East Lansing, Michigan in connection with the development of the area surrounding investment real estate owned by the Company. These assessments are due annually in the following amounts: 2008 — $86,000; 2009 — $83,000, 2010 — $79,000; and 2011 — $76,000. These same assessments have been imposed on a real estate LLC that the Company has a 50% ownership stake in. In the event that the cash resources of the LLC are not sufficient to fund the assessment payments, the Company may be called upon to make a capital contribution to the LLC to cover 50% of the assessment payments. In such an event, the amounts that the Company may be required to fund are as follows: 2008 — $124,000; 2009 — $119,000, 2010 - $114,000; and 2011 — $109,000. There are no assessments due after 2011.

The Company was not subject to any litigation at December 31, 2007 other than routine litigation in the ordinary course of the Company’s business. Management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

18.	GAAP and Statutory Reporting

American Physicians, APSpecialty and ICA, insurance companies each domiciled in the State of Michigan, are included in the accompanying Consolidated Financial Statements in accordance with GAAP. These entities are subject to regulation by the State of Michigan Office of Financial and Insurance Regulation and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	GAAP and Statutory Reporting (continued)

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

•	Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas deferred federal income taxes are recorded in surplus for statutory accounting purposes.

•	A valuation allowance is required under GAAP when it is determined that gross deferred tax assets cannot be realized, in whole or in part. For statutory accounting purposes, the valuation allowance is replaced with a more objective admitted asset test, which is intended to serve the same purpose as the GAAP valuation allowance. This more quantitative approach under statutory accounting can sometimes result in differing amounts of deferred tax assets being carried for GAAP and statutory accounting purposes.

•	The reserve associated with DDR coverage benefits is included as a component of unpaid loss and loss adjustment expense reserves for GAAP. Any change in the estimate of the liability associated with such coverage is charged or credited to the incurred loss and loss adjustment expenses in the GAAP Statement of Income. Statutory accounting principles require that the reserve for DDR benefits be included as a component of unearned premium reserves, with any change in the estimated reserve treated as an adjustment to earned premium in the period of change.

•	Subsidiaries that would be required to be consolidated in accordance with GAAP, are accounted for using the equity method with the equity in the earnings of such subsidiaries being credited directly to surplus for statutory accounting purposes.

The following table sets forth the reported combined statutory surplus levels at December 31, 2007, 2006, and 2005 and the combine statutory net income for the years then ended for the Company’s American Physicians, APSpecialty and ICA insurance subsidiaries. Note that because of the parent/subsidiary relationship between American Physicians and APSpecialty, APSpecialty’s surplus has been eliminated from the combined results to avoid double counting its effect.

	2007	2006	2005
	(In thousands)

Statutory surplus, December 31	$221,595	$248,929	$240,135

Statutory net income for the year ended December 31	$63,725	$54,470	$48,953

The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period without prior regulatory approval is limited to the greater of statutory net income for the preceding year, excluding net realized gains (losses) on the sale of investments, or 10% of statutory surplus as of the preceding year end on an individual company basis. During 2007, APCapital’s insurance subsidiaries paid it dividends totaling $82.0 million, of which $42.3 million required prior regulatory approval as they exceeded the aforementioned limits. Such approval was granted in August 2007 by the State of Michigan Office of Financial and Insurance Regulation. Dividend payments totaling $64.2 million can be made in 2008, without prior regulatory approval. However, due to the timing of dividend payments in 2007, no dividend payments can be made in 2008 until late in the second quarter, when approximately $11.0 million could be paid. The remaining $53.2 million in dividend payments can not be made until various dates in the third quarter of 2008.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

The unaudited operating results by quarter for 2007 and 2006 are summarized below:

				Net Income
		Income		Per Common
	Total	Before Federal	Net	Share Assuming
	Revenues	Income Taxes	Income	Dilution
	(In thousands, except per share data)

2007
1st Quarter	$46,420	$15,402	$10,505	$0.90
2nd Quarter	46,159	24,303	16,333	1.44
3rd Quarter	46,366	19,497	13,281	1.21
4th Quarter	44,188	18,951	12,672	1.19

	$183,133	$78,153	$52,791

2006
1st Quarter	$49,035	$13,172	$8,863	$0.70
2nd Quarter(a)	50,475	15,617	10,712	0.86
3rd Quarter	49,408	16,187	11,025	0.91
4th Quarter	50,364	18,027	12,587	1.06

	$199,282	$63,003	$43,187

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

The audits referred to in our report dated March 13, 2008 relating to the consolidated financial statements of American Physicians Capital, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  BDO SEIDMAN, LLP

BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2008

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	December 31,
	2007	2006
	(In thousands)

ASSETS
Investments in subsidiaries	$253,058	$279,099
Equity securities	928	928
Cash and cash equivalents	41,434	17,497
Deferred federal income taxes	250	197
Federal income taxes recoverable from affiliates	1,991	4,316
Other assets	591	247

Total assets	$298,252	$302,284

LIABILITIES
Long-term debt	$30,928	$30,928
Accrued expenses and other liabilities	3,767	2,546

Total liabilities	34,695	33,474
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 10,127,740 and 11,556,575 shares outstanding at December 31, 2007 and 2006, respectively
Additional paid-in capital	—	41,106
Retained earnings	257,502	222,935
Accumulated other comprehensive income, net of deferred federal income taxes	6,055	4,769

Total shareholders’ equity	263,557	268,810

Total liabilities and shareholders’ equity	$298,252	$302,284

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues
Investment income	$1,619	$637	$107
Net realized losses	—	(212)	—
Other income	31	1,600	—

Total revenues	1,650	2,025	107
Expenses
Investment expense	15	—	—
Interest expense	3,073	2,986	2,455
Amortization expense	—	—	313
General and administrative expenses	1,410	1,310	2,561

Total expenses	4,498	4,296	5,329
Loss before income taxes and equity in net income of subsidiaries	(2,848)	(2,271)	(5,222)
Federal income tax (benefit) expense	(1,017)	(635)	2,853

Loss before equity in net income of subsidiaries	(1,831)	(1,636)	(8,075)
Equity in net income of subsidiaries	54,622	44,823	80,441

Net income	$52,791	$43,187	$72,366

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from (for) operating activities
Net income	$52,791	$43,187	$72,366
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(54,622)	(44,823)	(80,441)
Dividends from subsidiaries	81,950	43,000	17,300
Amortization	—	—	291
Net realized losses	—	212	—
Stock based compensation	160	571	371
Excess tax benefits from share-based awards	(1,031)	(2,137)	(1,095)
Deferred federal income taxes	(53)	1,545	(122)
Changes in:
Federal or intercompany income taxes recoverable/payable	3,356	1,068	7,588
Accrued expenses and other liabilities	(1,177)	1,303	(1,673)
Other assets	(344)	608	764

Net cash from operating activities	81,030	44,534	15,349
Cash flows from (for) investing activities
Liquidation of APIndemnity	—	999	—

Net cash from investing activities	—	999	—
Cash flows from (for) financing activities
Common stock repurchased	(57,746)	(34,762)	(17,057)
Excess tax benefits from share-based awards	1,031	2,137	1,095
Taxes paid in connection with net option exercise	(785)	—	—
Cash dividends paid	(2,097)	560	1,719
Proceeds from stock options exercised	107	(1,714)	—
Other	2,397	406	—

Net cash for financing activities	(57,093)	(33,373)	(14,243)

Net increase in cash and cash equivalents	23,937	12,160	1,106
Cash and cash equivalents, beginning of year	17,497	5,337	4,231

Cash and cash equivalents, end of year	$41,434	$17,497	$5,337

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(1)	Basis of Presentation

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

APSpecialty Insurance Corporation — a stock insurance company incorporated under Michigan law (APSpecialty). APSpecialty is a wholly-owned subsidiary of American Physicians.

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

At December 31, 2007 and 2006, APCapital’s investment in subsidiaries is stated at the initial consolidation value plus any additional capital contribution made to the subsidiaries by APCapital, adjusted for the equity in undistributed earnings of subsidiaries since the date of acquisition, less any dividends received from the subsidiaries.

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

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

(4)	Dividends Received

APCapital received the following dividends payment from it American Physicians insurance subsidiary during 2007: $13 million in March, $13 million in May, $6 million in July and $46.2 million in August. In addition, APCapital received a $3.8 million dividend payment from ICA in August 2007. Of the $46.2 million and $3.8 million paid by American Physicians and ICA, respectively, in August 2007, $40 million and $2.3 million, respectively, required prior regulatory approval as they exceeded ordinary dividend limits imposed by the State of Michigan.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under the framework in Internal Control — Integrated Framework. BDO Seidman, LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. BDO Seidman, LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Physicians Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Physicians Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP

BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2008

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

The Company has a Stock Compensation Plan pursuant to which it has granted stock options and other share-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2007, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance. The Compensation Committee of the Company’s Board of Directors has stated its intention not to make any further grants under the Stock Compensation Plan.

Equity Compensation Plans
Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders:	458,255	$17.33	9,585
Equity compensation plans not approved by shareholders:	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The required information will be contained in the Proxy Statement under the captions “Certain Relationships and Transactions” and “Elections of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The required information will be contained in the Proxy Statement under the caption “Independent Accountants” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2)

Financial Statements:

Reports of independent registered public accounting firms

Consolidated balance sheets as of December 31, 2007 and 2006

Consolidated statements of income for the years ended December 31, 2007, 2006 and 2005

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2007, 2006 and 2005

Consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 13, 2008.

American Physicians Capital, Inc.

By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 13, 2008 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. Kevin Clinton R. Kevin Clinton	President, Chief Executive Officer and Director (principal executive officer)

/s/ Frank H. Freund Frank H. Freund	Executive Vice President, Treasurer and Chief Financial Officer (principal accounting officer)

/s/ AppaRao Mukkamala, M.D. AppaRao Mukkamala, M.D.	Director and Chairman of the Board

/s/ Billy B. Baumann, M.D. Billy B. Baumann, M.D.	Director

/s/ Spencer L. Schneider, J.D. Spencer L. Schneider, J.D	Director

/s/ Joseph Stilwell Joseph Stilwell	Director

/s/ Larry W. Thomas Larry W. Thomas	Director

/s/ Stephen H. Haynes, M.D. Stephen H. Haynes, M.D.	Director

/s/ Mitchell A. Rinek, M.D. Mitchell A. Rinek, M.D.	Director

EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. APCapital’s commission file number is 000-32057

Exhibit	Description

3.1	Articles of Incorporation(2)
3.2	Amended and Restated Bylaws, as amended January 26, 2005(9)
4.1	Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003(6)
4.2	Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003(6)
*10.1	American Physicians Capital, Inc. Stock Compensation Plan(3)
10.14	MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians(2)
*10.18	Form of Nonqualified Stock Option Agreement (Directors Version), dated December 5, 2000(4)
*10.19	Form of Nonqualified Stock Option Agreement (Employee Version), dated December 5, 2000(4)
*10.20	Form of Restricted Stock Award Agreement (Director Version), dated December 5, 2000(4)
*10.21	Form of Restricted Stock Award Agreement (Employee Version), dated December 5, 2000(4)
10.26	Amended And Restated Declaration Of Trust Dated As Of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund(6)
10.27	Amended And Restated Declaration Of Trust Dated As Of May 22, 2003 of APCapital Trust II(6)
10.28	Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.(6)
10.29	Placement Agreement, Dated As Of May 13, 2003, with Sandler O’Neill & Partners L.P.(6)
10.30	Guarantee Agreement Dated As Of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc.(6)
10.31	Guarantee Agreement Dated As Of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc.(6)
**10.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004(7)
*10.42	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood(10)
*10.47	Amendment No. 1 to American Physicians Capital, Inc. Stock Compensation Plan(13)
*10.48	Summary of Incentive Compensation Plan as of March 2007(5)
*10.49	Amendment No. 2, dated October 25, 2007 to American Physicians Capital, Inc. Stock Compensation Plan. (8)
*10.50	Form of Amendment No. 1 to Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood.(8)
*10.51	Amendment No. 1, dated October 1, 2007, to the Incentive Compensation Plan as of March 2007.(8)
**10.52	Amendment No. 1, dated October 1, 2007, to Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., as of January 2004.(1)
21.1	Subsidiaries of APCapital(7)
23.1	Consent of BDO Seidman, LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.(1)

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Filed as an exhibit to APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to APCapital’s Registration Statement on Form S-8 (no. 333-56428) and incorporated herein by reference.

(4)	Filed as an exhibit to APCapital’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated March 14, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to APCapital’s 2003 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(8)	Filed as an exhibit to APCapital’s Quarterly Report on Form 10-Q dated November 9, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated January 31, 2005 and incorporated herein by reference.

(10)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated February 28, 2005 and incorporated herein by reference.

(11)	Filed as an exhibit to APCapital’s 2004 Annual Report on Form 10-K, as amended, and incorporated herein by reference.

(12)	Filed as an exhibit to APCapital’s Current Report on Form 8-K dated May 9, 2005 and incorporated herein by reference.

(13)	Filed as an exhibit to APCapital’s 2006 Annual Report on Form 10-K and incorporated herein by reference.