Form 10-Q
period 2008-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2008-05-09
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2008 was 9,731,252.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value (amortized cost 2008 — $249,080 and 2007 — $256,436)	$257,469	$262,301
Held-to-maturity, at amortized cost (fair value 2008 — $485,168 and 2007 — $496,611)	478,502	497,662
Other investments	11,334	11,487

Total investments	747,305	771,450
Cash and cash equivalents	102,965	87,498
Premiums receivable	33,322	35,542

Reinsurance recoverable	104,791	106,961
Deferred federal income taxes	20,557	22,439
Federal income tax recoverable	—	1,076
Property and equipment, net of accumulated depreciation	14,830	13,789
Other assets	20,048	18,707

Total assets	$1,043,818	$1,057,462

LIABILITIES
Unpaid losses and loss adjustment expenses	$661,384	$664,117
Unearned premiums	60,920	60,080
Long-term debt	30,928	30,928
Federal income taxes payable	2,906	—
Other liabilities	29,438	38,780

Total liabilities	785,576	793,905
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,733,252 and 10,127,740 shares outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	250,776	257,502
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	7,466	6,055

Total shareholders’ equity	258,242	263,557

Total liabilities and shareholders’ equity	$1,043,818	$1,057,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$32,175	$34,894
Change in net unearned premiums	(528)	138

Net premiums earned	31,647	35,032
Investment income	9,957	11,177
Net realized losses	(782)	(2)
Other income	189	213

Total revenues and other income	41,011	46,420
Losses and loss adjustment expenses	16,198	22,362
Underwriting expenses	7,016	7,361
Investment expenses	262	187
Interest expense	688	773
General and administrative expenses	267	332
Other expenses	—	3

Total expenses	24,431	31,018

Income before federal income taxes	16,580	15,402
Federal income tax expense	5,206	4,897

Net income	$11,374	$10,505

Net income — per common share
Basic	$1.15	$0.92
Diluted	$1.13	$0.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2007	10,127,740	$—	$257,502	$6,055	$263,557
Comprehensive income:
Net income			11,374		11,374
Other comprehensive income				1,411	1,411

Total comprehensive income, net of taxes					12,785
Options exercised	10,960	168			168
Shares tendered/netted in connection with option exercise	(1,448)	(63)			(63)
Cash dividends to shareholders, $0.10 per share			(980)		(980)
Excess tax benefits from share-based awards		101			101
Fair value compensation of share-based awards		19			19
Purchase and retirement of common stock	(404,000)	(225)	(17,120)		(17,345)

Balance, March 31, 2008	9,733,252	$—	$250,776	$7,466	$258,242

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income:
Net income			10,505		10,505
Other comprehensive income				38	38

Total comprehensive income, net of taxes					10,543
Options exercised	15,050	143			143
Shares tendered/netted in connection with option exercise	(3,201)	(122)			(122)
Excess tax benefits from share-based awards		305			305
Fair value compensation of share-based awards		66			66
Purchase and retirement of common stock	(372,400)	(13,898)			(13,898)

Balance, March 31, 2007	11,196,024	$27,600	$233,440	$4,807	$265,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Net income	$11,374	$10,505
Other comprehensive income (loss):
Unrealized appreciation on available-for-sale investment securities arising during the period	1,514	300
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(202)	(242)
Adjustment for realized losses on investment securities included in net income	858	—

Other comprehensive income before tax	2,170	58
Deferred federal income tax expense	759	20

Other comprehensive income	1,411	38

Comprehensive income	$12,785	$10,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$11,374	$10,505
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	912	681
Net realized losses	782	2
Deferred federal income taxes	1,123	2,066
Current federal income taxes	4,083	2,746
Excess tax benefits from share-based awards	(101)	(305)
Share-based compensation	19	66
Income on equity method investees	—	1
Changes in:
Unpaid loss and loss adjustment expenses	(2,733)	(16)
Unearned premiums	840	(1,006)
Other assets and liabilities	(3,491)	(1,448)

Net cash from operating activities	12,808	13,292
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(11,848)	—
Held-to-maturity — fixed income	(46,550)	—
Property and equipment	(1,286)	(268)
Proceeds from sales and maturities
Available-for-sale — fixed income	18,034	8,039
Held-to-maturity — fixed income	65,231	3,408
Other investments	—	125
Property and equipment	—	4
Pending securities transactions	—	32

Net cash from investing activities	23,581	11,340
Cash flows from (for) financing activities
Common stock repurchased	(17,345)	(13,898)
Excess tax benefits from share-based awards	101	305
Change in payable for shares repurchased	(2,803)	(318)
Cash dividends paid	(980)	—
Proceeds from stock options exercised	105	21

Net cash for financing activities	(20,922)	(13,890)

Net increase in cash and cash equivalents	15,467	10,742
Cash and cash equivalents, beginning of period	87,498	108,227

Cash and cash equivalents, end of period	$102,965	$118,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APS”), Alpha Advisors, Inc., and American Physicians Assurance Corporation (“American Physicians”). APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2007 Condensed Consolidated Balance Sheet of the Company presented in this Report on Form 10-Q was derived from audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2008 is not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Cash flows pertaining to current federal income tax payments in 2007, net of the benefit related to share-based payment awards, have been reclassified within the operating activities section of the Condensed Consolidated Statements of Cash Flows to conform with the current year presentation.

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

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006, defines fair value, establishes a

American Physicians Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS No. 157-2. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or liquidity, based on nonfinancial assets and liabilities reported at March 31, 2008. However, the adoption of SFAS No. 157, as it pertains to financial assets, on January 1, 2008, has required the Company to make additional disclosures concerning fair values that can be found in Note 4.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, a replacement of SFAS No. 141, Business Combinations. SFAS No. 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS No. 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS No. 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. The Company does not expect the provisions of SFAS No. 141R to have a material effect on its consolidated results of operations, financial position or liquidity unless a business combination transaction is consummated after January 1, 2009.

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

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, was issued by the FASB in March 2008. SFAS No. 161 does not change the accounting for derivative instruments and hedging activities, but rather requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s disclosures, as the Company does not currently own any derivative financial instruments or participate in any hedging activities.

American Physicians Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

3.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$11,374	$10,505

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	9,916	11,435
Effect of dilutive stock options and awards	194	213

Denominator for diluted income per common share — adjusted weighted average shares outstanding	10,110	11,648

Net income — basic	$1.15	$0.92
Net income — diluted	$1.13	$0.90

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three months ended March 31, 2008 and 2007, there were no stock options that were considered to be anti-dilutive.

4.	Fair Value Measurements

As discussed in Note 2, effective January 1, 2008, the Company implemented SFAS No. 157 relating to its financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

American Physicians Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Valuation of Investments

Fair values for the Company’s investment securities are obtained from a variety of independent pricing sources. Prices obtained from the various sources are then subjected to a series of tolerance and validation checks. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and quoted bid or ask prices are just a few of the observable inputs utilized. Prices determined by the model are then compared with prices provided by other vendors and against prior prices to ensure that deviations are within tolerable limits. If none of the pricing vendors are able to provide a current price for a security, a fair value must be developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).

Investments Measured at Fair Value on a Recurring Basis

Available-for-sale fixed-income securities — are recorded at fair value on a recurring basis. With the exception of U.S. Treasury securities, very few fixed-income securities are actively traded. Most fixed-income securities, such as government or agency mortgage-backed securities, tax-exempt municipal or state securities and corporate securities, are priced using the vendor’s pricing models and fall within Level 2 of the hierarchy. The Company has a small number of private placement fixed-income securities that may be valued using Level 2 or Level 3 inputs at a given reporting date depending on the timing and availability of observable input data from which pricing vendors can formulate a price based on their models.

Available-for-sale equity securities — are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.

Our financial assets with changes in fair value measured on a recurring basis at March 31, 2008 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securites	$257,469	$—	$250,405	$7,064
Equity securities(1)	6,363	6,363	—	—

Total	$263,832	$6,363	$250,405	$7,064

(1)	Included in other investments on the accompanying Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2008, the Company recorded a pre-tax charge of $858,000 related to certain securities whose decline in market value was considered to be other than temporary. All other declines in the fair value of investment securities were deemed to be interest rate related and temporary in nature based upon the Company’s ability and intent to hold any such securities for a sufficient period of time to enable the recovery of their fair value.

The Company had no financial liabilities that it measured at fair value at March 31, 2008.

American Physicians Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2008 were as follows:

Available-for-Sale
Fixed-Income
Securities
(In thousands)

Balance at January 1, 2008	$6,911
(Amortization)/Accretion of (premium)/discount(1)	—
Net unrealized appreciation included in other comprehensive income	153

Balance at March 31, 2008	$7,064

(1)	Included in investment income in the accompanying Condensed Consolidated Statements of Income.

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures above, for purposes of evaluating whether any securities are other than temporarily impaired, as well as for purposes of disclosing, at least annually, the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other than temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At March 31, 2008, the Company did not have any held-to-maturity fixed-income securities that were considered to be other than temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to these non-financial assets measured on a nonrecurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2007, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References to “we,” “our” and “us” are references to the Company.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in this report and our other reports filed with the Securities and Exchange Commission, including those listed in our most recent Annual Report on Form 10-K under “Item 1A — Risk Factors,” and the following:

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

Overview of the Company’s Operations

We are an insurance holding company whose financial performance is heavily dependent upon the results of operations of our insurance subsidiaries. Our insurance subsidiaries are property and casualty insurers that write almost exclusively medical professional liability insurance for physicians and other healthcare professionals, principally in the Midwest and New Mexico. As a property and casualty insurer, our profitability is primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While our underwriting gain (loss) is a key performance indicator of our operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.

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

For further information regarding the operations of our medical professional liability insurance business see “Item 1. Business — Medical Professional Liability Operations” of our most recent Annual Report on Form 10-K.

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

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 1 to our Consolidated Financial Statements contained in that report. There have been no material changes to these policies since the most recent year end.

Description of Ratios and Other Metrics Analyzed

We measure our performance using several different ratios and other key metrics. These ratios and other metrics are calculated on a GAAP basis unless otherwise indicated and include:

Underwriting Gain or Loss:  This metric measures the overall profitability of our insurance underwriting operations. It is the gain or loss that remains after deducting net loss and loss adjustment expenses and underwriting expenses incurred from net premiums earned. We use this measure to evaluate the underwriting performance of our insurance operations in relation to peer companies.

Loss Ratio:  This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The calendar year loss ratio uses all losses and loss adjustment expenses incurred in the current calendar year (i.e., related to all accident years). The accident year loss ratio, which is a non-GAAP financial measure, uses only those loss and loss adjustment expenses that relate to the current accident year (i.e., excludes the effect of development on prior year loss reserves). We believe the accident year loss ratio is useful in evaluating our current underwriting performance, as it focuses on the relationship between current premiums earned and losses incurred related to the current year. Our method of calculating accident year loss ratios may differ from the method used by other companies, and therefore, comparability may be limited. In the case of each loss ratio, accident year or calendar year, the lower the percentage, the more profitable our insurance business is, all other things being equal.

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

In addition to these measures of operating performance, we also use certain measures to monitor our premium writings and price level changes. We measure policy retention by comparing the number of policies that renew during a given period with the number of policies that expire. This retention ratio helps us to measure our success at retaining insured accounts. We also monitor our insured physician count, which counts the number of doctor equivalents associated with all policies, where a corporation or ancillary health care providers on a policy are assigned a value of one doctor equivalent. When used in conjunction with the retention ratio, the insured physician count helps us to monitor the overall increase or decrease in insureds that comprise our premium base.

One of the ways that we measure price level changes is by comparing the average in-force premium per physician at one period end to that of a prior period end. The in-force premium represents, at a point in time, the overall annual premium associated with policies that are in-force, or active, as of that point in time. Accordingly, it is a somewhat imprecise measure of price level changes as the in-force premium represents the annual premium associated with policies written over the last 12 months. In addition, the average in-force premium measure does not contemplate changes in mix of business, or specialty classes, that we write. Despite its limitations, the average in-force premium is an easy to obtain and understand measure that management finds useful in evaluating overall changes in premium levels.

As a way of evaluating our capital management strategies we measure and monitor our return on equity, or ROE, in addition to our results of operations. We measure ROE as our net income for the period, annualized if necessary, divided by our total shareholders’ equity as of the beginning of the period. Other companies sometimes calculate ROE by dividing annualized net income by an average of beginning and ending shareholders’ equity. Accordingly, the ROE percentage we provide may not be comparable with those provided by other companies. We believe that an average target ROE of between 11% and 13%, using our calculation method, represents an acceptable return to our shareholders. We use a modified version of ROE as the basis for determining performance-based compensation for our executives.

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

Results of Operations — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three-month periods ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$33,671	$36,302	$(2,631)	(7.2)%

Net premiums written	$32,175	$34,894	$(2,719)	(7.8)%

Net premiums earned	$31,647	$35,032	$(3,385)	(9.7)%
Losses and loss adjustment expenses
Current year losses	24,618	26,627	(2,009)	(7.5)%
Prior year losses	(8,420)	(4,265)	(4,155)	97.4%

Total	16,198	22,362	(6,164)	(27.6)%
Underwriting expenses	7,016	7,361	(345)	(4.7)%

Total underwriting gain	8,433	5,309	3,124	58.8%
Other revenue (expense) items
Investment income	9,957	11,177	(1,220)	(10.9)%
Net realized losses	(782)	(2)	(780)	39000.0%
Other income	189	213	(24)	(11.3)%
Other expenses(1)	(1,217)	(1,295)	78	(6.0)%

Total other revenue and expense items	8,147	10,093	(1,946)	(19.3)%

Income before federal income taxes	16,580	15,402	1,178	7.6%
Federal income tax expense	5,206	4,897	309	6.3%

Net income	$11,374	$10,505	$869	8.3%

Loss Ratio:
Accident year	77.8%	76.0%		1.8%
Prior years	(26.6)%	(12.2)%		(14.4)%

Calendar year	51.2%	63.8%		(12.6)%
Underwriting expense ratio	22.2%	21.0%		1.2%
Combined ratio	73.4%	84.8%		(11.4)%
Investment yield	4.71%	5.12%		(0.4)%
Return on beginning equity (annualized)	17.3%	15.6%		1.6%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

Overview

Net income increased $0.9 million or 8.3% to $11.4 million in the first quarter of 2008, compared with $10.5 million in the first quarter of 2007, primarily as a result of our underwriting results, which have remained strong despite rate decreases taken in the recent soft market. For the first quarter of 2008, we reported an underwriting gain of $8.4 million, an increase of $3.1 million over the $5.3 million underwriting gain we reported in the first quarter of 2007. The key to our underwriting results continues to be our loss experience, which has continued to develop favorably ($8.4 million) in the first quarter of 2008. Partially offsetting the improved underwriting results was a $1.2 million decrease in investment income as short-term interest rates dropped and we increased our allocation to tax-exempt securities, which typically have a lower pre-tax yield than other types of long-term interest bearing securities.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written
Michigan	$9,840	$9,263	$577	6.2%
Illinois	8,554	9,840	(1,286)	(13.1)%
Ohio	7,447	8,365	(918)	(11.0)%
New Mexico	5,072	5,454	(382)	(7.0)%
Kentucky	2,137	2,733	(596)	(21.8)%
Other	621	647	(26)	(4.0)%

Total	$33,671	$36,302	$(2,631)	(7.2)%

Net premiums written	$32,175	$34,894	$(2,719)	(7.8)%

Ratio of net premiums written to direct	95.6%	96.1%		(0.5)%

The medical malpractice insurance market remains highly competitive. However, we retained 88% of our insureds whose policies expired during the first quarter of 2008. Overall, our insured physician count was down 0.3% to 9,186 at March 31, 2008, compared with 9,217 at December 31, 2007. When compared with March 31, 2007, our insured physician count has decreased 2.1%. The decreases in the insured physician count are mostly the result of the competitive nature of select markets, particularly Illinois. Our average in-force premium has decreased 10.5% to approximately $13,920 at March 31, 2008, from $15,560 at March 31, 2007. Our average in-force premium at March 31, 2008 decreased 2.4% when compared with December 31, 2007. The decreases in the average in-force premium were primarily the result of rate decreases we have taken in virtually all of our geographic markets. However, a portion of the decreases were also related to replacing higher-premium policies that have non-renewed with policies covering lower risk specialties that accordingly have lower policy premiums.

The rate decreases taken recently have been in response to favorable claim trends noted in virtually all markets of the medical professional liability industry, causing other carriers to lower their rates as well, and increasing overall competition in the industry. We anticipate that the medical professional liability insurance pricing environment will remain highly competitive in the near future. However, we remain committed to our philosophy of underwriting discipline and adequate pricing.

The decrease in net premiums written was relatively consistent with the decrease in direct premiums written. As a percentage of direct premiums written, net premiums written decreased to 95.6% during the first quarter of 2008 from 96.1% in the first quarter of 2007. The decrease was attributable to a minor premium rate increase from 2007 to 2008 associated with the “per event” coverage provided under our reinsurance treaty. The per event coverage provides $4.0 million dollars of coverage for losses in excess of $1.0 million dollars involving multiple insureds that pertain to any single loss event, and also provides some coverage for losses in excess of policy limits or arising from extra contractual obligations. Otherwise, the treaty covers $1.0 million of losses in excess of $1.0 million pertaining to each insured and a single event. All coverage under the treaty is subject to a loss corridor whereby we retain losses in excess of 70%, but not more than 105% of the premium ceded under the treaty, or approximately $1.8 million. These terms, other than the minor premium increase, are virtually identical to those in place with 2007 treaty.

Net premiums earned decreased 9.7%, which is 1.9% more than the decrease in net premiums written. Premiums written are earned over the policy term, which is typically one year. As a result, written premium volume changes take up to 12 months to “earn in.” Consequently, changes in earned premiums often lag the trends noted in written premiums.

Loss and Loss Adjustment Expenses

The decreases in incurred loss and loss adjustment expenses, which we refer to collectively as losses, and the calendar year loss ratio were primarily attributable to an increase in the favorable development on prior years’ loss reserves, which was $8.4 million in the first quarter of 2008 compared with $4.3 million in the first quarter of 2007. Our current accident year loss ratio in the first quarter of 2008 increased 1.8% to 77.8%, from 76.0% for the first quarter of 2007. The increase in the accident year loss ratio was anticipated as the result of premium rate decreases, partially offset by the continued favorable trend in reported claim frequency.

We continued to experience the favorable trends in claim frequency in the first quarter of 2008 that we have noted over the past several years. Medical professional liability claims reported to us during the first quarter of 2008 totaled 232, a 6.1% decrease from the 247 reported in the first quarter of 2007. Our average paid loss severity on the medical professional liability line of business continues to remain stable in 2008, with paid losses per closed claim averaging approximately $63,100 in the first quarter of 2008. While this is an increase over the $56,600 in the first quarter of 2007, over the last several years average paid losses have remained very stable.

These favorable trends in reported frequency and paid severity have translated into net paid and reported losses well below historical norms. Reported losses include paid losses and any change in related case reserves. As a percentage of net premiums earned, medical professional liability paid losses were 49.2% and reported losses were 37.8% in the first quarter of 2008. This compares with 61.8% and 45.5%, respectively, in the first quarter of 2007. As a result of the continued lower than expected paid and reported losses, the favorable development on prior years’ loss reserves noted in 2006 and 2007 has continued in the first quarter of 2008.

A substantial portion, $6.2 million, of the $8.4 million in positive development on prior years’ loss reserves recognized in the first quarter of 2008 was the result of development in Florida and Nevada, two markets where we initiated our exit in 2002 and 2003, respectively. In the first quarter of 2008, we saw the closure of approximately 25% of our open claims in Florida and approximately 50% in Nevada, with many of the claims being closed having little or no payment activity.

We believe that the underwriting initiatives we have taken in the past are one of the primary reasons for the decline in reported claim frequency. Although we intend to continue our adherence to the strict underwriting practices we have put in place, we anticipate that the declines in reported claim frequency noted over the last several years will begin to level out in the coming quarters, as we believe there is a minimum threshold of risk inherent in any book of insurance business. The decrease in reported frequency may also be attributable to favorable external factors such as tort reform enactments and changes in the overall legal climate. It is often difficult to evaluate whether changes in claim frequency due external factors such as these are a temporary trend, or if they represent a sustainable change in the claim pattern. In addition, subsequent judicial interpretations regarding tort reform may nullify some of its positive impact on claim frequency. However, one result of the overall decline in reported claims is that the average severity per claim typically increases, likely because the cases that continue to be reported are those involving injuries of a more severe nature or in which the claim of alleged malpractice has more merit. As a result, we anticipate average severity may begin trending upward in the next few quarters.

Underwriting Expenses

The underwriting expense ratio increased to 22.2% for the first quarter of 2008 compared with 21.0% for the first quarter of 2007. The increase in the underwriting expense ratio was partially attributable to incremental expenses associated with the development of a new policy and claims system that cannot be capitalized and an increase in state income tax expense in Illinois as we have now utilized all of the net operating loss carryforwards pertaining to our Illinois losses from 2003. However, the majority of the increase was due to the lower net earned premium base over which fixed costs, such as salaries and facility related expenses, can be spread. If our premium volume continues to decline, we anticipate that our underwriting expense ratio may continue increase in the future.

Investment Income

Investment income in the first quarter was $10.0 million, a $1.2 million decrease from the first quarter of 2007. Approximately half of the decrease was the result of the drop in short-term interest rates in the first quarter of 2008. The remaining decrease was the result of maturities, calls and principal pay downs during 2007 and early 2008 on higher-yielding corporate and mortgage-backed securities, the proceeds from which were reinvested in tax-exempt state and municipal securities with lower yields. We anticipate that pre-tax investment income will continue to decrease throughout 2008 as a result of our increased allocation to tax-exempt securities. However, the impact on net income should be relatively neutral as a result of the added tax savings. Investment income may also continue to decline if short-term interest rates continue to decrease in 2008.

Net Realized Losses

The increase in net realized losses was attributable to a pre-tax charge of $0.9 million related to the other than temporary impairment of CIT Group bonds in the first quarter of 2008. Although we believed that the ultimate collectability of these securities was not at issue, consistent with our philosophy of maintaining a strong, high-quality asset base and thereby protecting the strength of our financial position, we elected to dispose of the securities in question to mitigate any further down-side risk that could result from continued declines in the market value of the securities. Accordingly, we disposed of the securities in mid-April 2008 incurring no additional losses beyond the impairment recorded in the first quarter of 2008.

Income Taxes

The effective tax rate for the first quarter of 2008 was 31.4%, compared with 31.8% for the first quarter of 2007. The decrease in the effective tax rate was the result of additional tax-exempt interest income from securities purchased in the second quarter of 2007.

Liquidity and Capital Resources

The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt, the payment of shareholder dividends, and the repurchase of shares of APCapital’s outstanding common stock.

We paid a quarterly cash dividend of $0.10 per common share, approximately $1.0 million in total, on March 31, 2008. On May 1, 2008, the Board of Directors declared a second-quarter cash dividend of $0.10 per common share payable on June 30, 2008 to shareholders of record on June 13, 2008, which is expected to result in a total payout similar to that of the first quarter of 2008.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

We continued to repurchase shares of our outstanding common stock during the first quarter of 2008. A total of 404,000 shares were repurchased during the quarter at a cost of $17.3 million. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase plans.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. In accordance with the dividend limits, dividend payments totaling $63.1 million can be made in 2008 by our American Physicians subsidiary without prior regulatory approval. However, due to the timing of dividend payments in 2007, no dividend payments can be made in 2008 to APCapital until late in the second quarter, when approximately $11.0 million can be paid without regulatory approval. The remaining $52.1 million in dividend payments can not be made until various dates in the third quarter of 2008. At March 31, 2008, APCapital’s cash and cash equivalent resources totaled approximately $21.4 million.

Our net cash flow from operations was $12.8 million during the first quarter of 2008, compared to $13.3 million for the same period of 2007. The decrease in cash provided by operations was primarily the result of a $1.8 million decrease in interest receipts from our investment portfolio, partially offset by a $1.3 million increase in cash from policy related activities. Policy related activities include loss and loss adjustment expense payments (cash increase $6.2 million), acquisition related costs such as commission and premium taxes (cash increase $0.3 million), premium receipts from insureds (cash decrease $4.6 million) and net payments to or from reinsurers (cash decrease $0.5 million).

At March 31, 2008, we had $103.0 million of cash and cash equivalents and $41.1 million of available-for-sale, and $0.8 million of held-to-maturity fixed-income securities that mature in the next year to meet short-term cash flow needs. In addition, we have $216.4 million of additional available-for-sale fixed-income securities that will not mature within one year, but that could be sold to meet cash flow needs if necessary. On a long-term basis, we purchase held-to-maturity fixed-income securities with the intent to provide adequate cash flows from maturities to meet future policyholder obligations and ongoing operational expenses. As of March 31, 2008, we had approximately $50.7 million, $170.4 million and $104.1 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $152.5 million of mortgage-backed securities, classified as held-to-maturity, which provide periodic principal repayments.

The $30.9 million of long-term debt carried on our Condensed Consolidated Balance Sheets, included elsewhere in this report, can be repaid beginning in May 2008. It has previously been our intent to repay this debt in the second half of 2008 and/or the first part of 2009. However, our interest cost associated with this debt has been dramatically reduced as a result of recent decreases in short-term interest rates. As a result, we are currently evaluating whether to continue to carry the debt as part of our overall capital management strategies.

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

Financial Condition

In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company rating, which was recently upgraded to A- (Excellent), and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at March 31, 2008 was approximately $231.8 million. This results in a net premiums written to surplus ratio of 0.55:1 based on $128.1 million of net premiums written over the last 12 months. Statutory surplus at December 31, 2007 was approximately $221.6 million, yielding a net premiums written to surplus ratio of 0.59:1. In general, A.M. Best and state insurance regulators prefer to see a net written premiums to surplus ratio for medical professional liability insurance companies of 1:1 or lower. Statutory surplus from December 31, 2007 to March 31, 2008, increased as a result of the $12.2 million in statutory net income, partially offset by an increase in non-admitted assets ($1.3 million) and a decrease in net deferred tax assets ($0.5 million).

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

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of March 31, 2008, and December 31, 2007. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	March 31,	December 31,
	2008	2007	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$248,417	$252,017	$(3,600)	(1.4)%
Number of open claims	1,672	1,741	(69)	(4.0)%
Average net case reserve per open claim	$148,575	$144,754	$3,821	2.6%
Net IBNR reserves	$285,246	$281,310	$3,936	1.4%
Total net reserves	$533,663	$533,327	$336	0.1%

Medical professional liability total net reserves at March 31, 2008, were relatively unchanged from December 31, 2007. There were 232 new claims reported to us in the first quarter of 2008. However, we closed 301 claims during the quarter resulting in a net decrease in the total number of open claims of 69, or 4.0%. Of the 301 claims we closed in the first quarter of 2008, 72 were closed with no payment, 188 were closed with expense payments only, and 41, or 13.6%, were closed with an indemnity payment. While open claims decreased 4.0%, net case reserves decreased only 1.4%, which resulted in an increase in the average net case reserve per open claim of 2.6%. We added $3.9 million to net IBNR reserves in the first quarter of 2008, primarily to cover future case reserve development as we have noted a moderate increase in the severity of claims reported to us recently. This increase in the severity of reported claims is expected, and is primarily the result of natural claim trends that indicate the severity of claims will typically increase when there is a trend of decreasing reported claim frequency, as it is assumed that those cases that continue to be reported are those with injuries of a more severe nature.

We experienced $8.7 million of positive development on prior years’ medical professional liability reserves in the first quarter of 2008. The favorable development in the first quarter of 2008 was the result of claim trends related to frequency and severity that have developed better than originally anticipated. The unusually large percentage of claims closed with little or no payment activity in Florida and Nevada in the first quarter of 2008 also contributed significantly ($6.2 million) to the positive development experienced in the first quarter of 2008.

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

Workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Workers’ compensation net reserves at March 31, 2008, were $24.3 million compared with $25.6 million at December 31, 2007. Workers’ compensation net reserves developed unfavorably in the first quarter of 2008 by $0.3 million, compared with $4.2 million in calendar year 2007. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, which should reduce the need to adjust loss reserves for previous accident years. However, as with medical professional liability reserves, there is a great deal of uncertainty inherent in workers’ compensation reserves estimates, and while we believe our estimate at March 31, 2008 is adequate, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established or that we will not later determine that our reserve estimates were inadequate.

Activity in the liability for unpaid loss and loss adjustment expenses for the three months ended March 31, 2008 and the year ended December 31, 2007 was as follows:

	Three Months
	Ended	Year Ended
	March 31, 2008	December 31, 2007
	(In thousansds)

Beginning balance, gross	$664,117	$688,031
Less, reinsurance recoverables	(104,648)	(107,965)

Net reserves, beginning balance	559,469	580,066
Incurred related to
Current year	24,618	103,673
Prior years	(8,420)	(34,245)

	16,198	69,428

Paid related to
Current year	245	2,699
Prior years	16,921	87,326

	17,166	90,025

Net reserves, ending balance	558,501	559,469
Plus, reinsurance recoverables	102,883	104,648

Ending balance, gross	$661,384	$664,117

Development as a % of beginning net reserves	(1.5)%	(5.9)%

The $8.4 million of favorable development recorded in the first quarter of 2008 is not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Other Significant Balance Sheet Items

The following table shows the composition of our invested asset portfolio at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(In thousands)

U.S. Government and government agency securities	$99,005	11.6%	$145,021	16.9%
States and political subdivisions (tax-exempt) securities	326,916	38.5%	269,013	31.2%
Corporate securities	157,457	18.5%	193,037	22.5%
Mortgage-backed securities	152,593	18.0%	152,892	17.8%

Total fixed-income securities	735,971	86.6%	759,963	88.4%
Publicly traded equity securities	6,363	0.7%	6,516	0.8%
Statutory trusts	928	0.1%	928	0.1%
Real estate LLCs	2,550	0.3%	2,550	0.3%
Real estate held for development	1,493	0.2%	1,493	0.2%

Total other investments	11,334	1.3%	11,487	1.4%
Cash and cash equivalents	102,965	12.1%	87,498	10.2%

Total invested assets	$850,270	100.0%	$858,948	100.0%

Available-for-sale fixed-income securities (at fair value)	$257,469	35.0%	$262,301	34.5%
Held-to-maturity fixed-income securities (at amortized cost)	478,502	65.0%	497,662	65.5%

Total fixed-income securities	$735,971	100.0%	$759,963	100.0%

In the first quarter of 2008, as interest rates declined, we had $46.0 million and $19.9 million of U.S. government agency securities and corporate securities, respectively, that were called. The proceeds received were primarily re-invested in tax-exempt securities, increasing the overall allocation of tax-exempt securities in our investment portfolio to 38.5% at March 31, 2008, compared with 31.2% at December 31, 2007. As mentioned in ‘‘— Results of Operations,” we had one security that we deemed to be other than temporarily impaired in the first quarter of 2008 that resulted in a write-down of approximately $0.9 million. Overall, the overall credit quality of our investment portfolio remains very strong, with a weighted average (excluding approximately $13.4 million, or 1.8%, of private placement fixed-income securities) Standard & Poor’s credit quality rating of AA+ at March 31, 2008. For additional information regarding the risks inherent in our investment portfolio see Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Assets, other than our invested assets, decreased approximately $5.0 million. While no individual asset class change was material, it is worth noting that premiums receivable decreased $2.2 million as a result of the decline in our direct premiums written, and reinsurance recoverables decreased $2.2 million due to the closure of several large claims in excess of our retention level, many with no indemnity losses paid. In addition, deferred federal income taxes decreased $1.9 million due to the continued use of net operating loss carryforwards acquired in mergers in the late 1990s and the increase in deferred tax liabilities associated with the increase in unrealized gains on our investment portfolio. Partially offsetting these decreases in total assets was an increase in our property and equipment of $1.0 million, mostly due to the capitalization of an additional $1.2 million of costs incurred in connection with the ongoing development of a new policy and claims administration system.

On the liability and equity side of the balance sheet, total liabilities decreased $8.3 million. Approximately $7.2 million of the decrease is related to seasonal or timing variations as a result of the payment of year end bonus and pension accruals in the first quarter, as well as a decrease in the liability for premiums received in advance of policy effective dates. January 1 and July 1 have historically been heavy renewal dates for us. Accordingly, the amount of premiums we receive in the days leading up to those renewal dates increases our advance premium liability at December 31 and June 30. The liability for unpaid loss and loss adjustment expenses decreased $2.7 million as a result of the claim trends noted elsewhere in this report. Partially offsetting these decreases in liabilities was an increase in our current federal income tax payable, which again is timing related.

Shareholders’ equity decreased $5.3 million to $258.2 million at March 31, 2008. The decrease was the result of $17.3 million of share repurchases and $1.0 million of shareholder dividends paid, offset by net income of $11.4 million, a $1.4 million increase in unrealized gains, net of tax, and minor amounts ($0.2 million) related to share-based payment awards. Shares outstanding decreased by 394,488 to 9,733,252 at March 31, 2008, from 10,127,740 at December 31, 2007. The decrease in shares outstanding was the result of the repurchase of 404,000 shares in the first quarter of 2008, partially offset by shares issued as a result of option exercise activity. Despite the decrease in total shareholders’ equity, our share repurchase activity had a positive impact on our book value per share, which increased $0.51, or 2.0%, to $26.53 at March 31, 2008, from $26.02 at December 31, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the most recent fiscal year end.

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

As of March 31, 2008, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At March 31, 2008, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $13.4 million of private placement issues (which constitutes 1.8% of our fixed-income security portfolio), was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit quality rating of BBB and above. The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s credit quality rating at March 31, 2008.

	March 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$465,140	63.2%	$506,774	66.7%
AA	139,172	18.9%	115,818	15.2%
A	88,963	12.1%	94,078	12.4%
BBB	29,321	4.0%	30,046	4.0%

	722,596	98.2%	746,716	98.3%
Private Placement	13,375	1.8%	13,247	1.7%

Total	$735,971	100.0%	$759,963	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, other than U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. As a result of these reviews, we recorded a $0.9 million charge for other than temporary impairments related to certain securities that were ultimately disposed of in mid-April 2008.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 31.9%, or $152.5 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

At March 31, 2008, our available-for-sale fixed-income security portfolio was valued at $257.5 million and had an average modified duration of 3.15 years, compared to a portfolio valued at $262.3 million with an average modified duration of 3.06 years at December 31, 2007. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at March 31, 2008 and December 31, 2007. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	March 31, 2008			December 31, 2007
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$242,961	$(14,508)	2.85	$248,140	$(14,161)	2.74
+1%	250,113	(7,356)	2.88	255,182	(7,119)	2.82
0	257,469		3.15	262,301		3.06
-1%	266,224	8,755	3.21	270,958	8,657	3.13
-2%	275,016	17,547	3.28	279,652	17,351	3.20

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2008:

			Total Number	Maximum Dollar Value of
	Total		of Shares	Shares that May Yet Be
	Number of	Average	Purchased as	Repurchased Under the Plans or Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Rule 10b5-1
	Purchased	per Share	Announced Plans	Plan(a)	Plan(b)

For the month ended January 31, 2008	143,000	$40.65	143,000	$4,764,690	$35,844,061
For the month ended February 29, 2008	140,000	$44.48	140,000	$25,795,414	$33,586,148
For the month ended March 31, 2008	121,000	$43.84	121,000	$21,760,730	$32,316,784
For the three months ended March 31, 2008	404,000	$42.93	404,000	$21,760,730	$32,316,784

(a)	On August 16, 2007, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $20 million at management’s discretion. The timing of the purchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time. On February 7, 2008, the Board of Directors authorized an additional $25 million to repurchase its common shares under the Company’s discretionary plan. The $20 million authorization from August 16, 2007, was completed on March 5, 2008.

(b)	On October 29, 2007, the Company’s Board of Directors authorized the repurchase of an additional $20 million of its common shares in 2008 pursuant to a plan under Rule 10b5-1. In addition, the Board authorized the rollover into the 2008 Rule 10b5-1 plan of any unused dollars allocated to the 2007 Rule 10b5-1 plan adopted by the Board in October 2006, which totaled $19.4 million at December 31, 2007. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2008. The Company may terminate the 2008 Rule 10b5-1 plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 8, 2008, at which the shareholders approved the ratification of BDO Seidman, LLP as the Company’s independent registered public accountants and elected three directors. All nominees were elected. The following table sets for the results of the voting at the meeting.

	Votes	Votes
Nominee	For	Withheld

AppaRao Mukkamala, M.D.	9,185,537	296,185
Joseph Stillwel	9,169,232	312,490
Spencer L. Schneider, J.D.	9,169,232	312,490

				Broker
	For	Against	Abstain	Non-Votes

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	9,457,439	20,110	4,173	—

Item 6.	Exhibits

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

Date: May 9, 2008

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