Form 10-Q
period 2008-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2008-08-08
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2008, was 9,693,252.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$229,106	$262,301
Held-to-maturity, at amortized cost	493,917	497,662
Other investments	15,534	11,487

Total investments	738,557	771,450
Cash and cash equivalents	112,070	87,498
Premiums receivable	30,883	35,542
Reinsurance recoverable	103,797	106,961
Deferred federal income taxes	21,840	22,439
Federal income tax recoverable	224	1,076
Property and equipment, net of accumulated depreciation	15,443	13,789
Other assets	18,504	18,707

Total assets	$1,041,318	$1,057,462

LIABILITIES
Unpaid losses and loss adjustment expenses	$657,910	$664,117
Unearned premiums	54,775	60,080
Long-term debt	30,928	30,928
Other liabilities	32,703	38,780

Total liabilities	776,316	793,905
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,721,252 and 10,127,740 shares outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	260,323	257,502
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	4,679	6,055

Total shareholders’ equity	265,002	263,557

Total liabilities and shareholders’ equity	$1,041,318	$1,057,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$25,499	$26,967	$57,674	$61,861
Change in net unearned premiums	5,921	7,929	5,393	8,067

Net premiums earned	31,420	34,896	63,067	69,928
Investment income	9,235	11,152	19,192	22,329
Net realized gains (losses)	74	(64)	(708)	(66)
Other income	206	175	395	388

Total revenues and other income	40,935	46,159	81,946	92,579
Losses and loss adjustment expenses	17,667	12,916	33,865	35,278
Underwriting expenses	6,623	7,566	13,639	14,927
Investment expenses	241	230	503	417
Interest expense	555	782	1,243	1,555
General and administrative expenses	319	363	586	695
Other expenses	—	(1)	—	2

Total expenses	25,405	21,856	49,836	52,874

Income before federal income taxes	15,530	24,303	32,110	39,705
Federal income tax expense	4,487	7,970	9,693	12,867

Net income	$11,043	$16,333	$22,417	$26,838

Net income — per common share
Basic	$1.14	$1.47	$2.28	$2.38
Diluted	$1.11	$1.44	$2.24	$2.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2007	10,127,740	$—	$257,502	$6,055	$263,557
Comprehensive income:
Net income			22,417		22,417
Other comprehensive loss, net of taxes				(1,376)	(1,376)

Total comprehensive income, net of taxes					21,041
Options exercised	10,960	168			168
Amortization of unearned stock compensation, net of tax
Shares tendered/netted in connection with option exercise	(1,448)	(63)			(63)
Cash dividends to shareholders, $0.20 per share(1)			(1,952)		(1,952)
Excess tax benefits from share-based awards		101			101
Fair value compensation of share-based awards		37			37
Purchase and retirement of common stock	(416,000)	(243)	(17,644)		(17,887)

Balance, June 30, 2008	9,721,252	$—	$260,323	$4,679	$265,002

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income:
Net income			26,838		26,838
Other comprehensive loss, net of taxes				(2,015)	(2,015)

Total comprehensive income, net of taxes					24,823
Options exercised	18,025	215			215
Amortization of unearned stock compensation, net of tax
Shares tendered/netted in connection with option exercise	(3,201)	(122)			(122)
Excess tax benefits from share-based awards		315			315
Fair value compensation of share-based awards		113			113
Purchase and retirement of common stock	(489,200)	(18,514)			(18,514)

Balance, June 30, 2007	11,082,199	$23,113	$249,773	$2,754	$275,640

(1)	Cash dividends of $0.10 per common share were paid in each of the first and second quarter of 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net income	$11,043	$16,333	$22,417	$26,838
Other comprehensive income (loss):
Unrealized depreciation on available-for-sale investment securities arising during the period	(4,015)	(2,859)	(785)	(2,559)
Amortization of net unrealized appreciation on held-to-maturity investment securities since the date of transfer from the available-for-sale category	(303)	(240)	(505)	(482)
Adjustment for net realized gains (losses) on available-for-sale investment securities included in net income(1)	31	(60)	(827)	(60)

Other comprehensive loss before tax	(4,287)	(3,159)	(2,117)	(3,101)
Deferred federal income tax benefit	(1,500)	(1,106)	(741)	(1,086)

Other comprehensive loss	(2,787)	(2,053)	(1,376)	(2,015)

Comprehensive income	$8,256	$14,280	$21,041	$24,823

(1)	Includes net realized gains of $7,000 for the three and six months ended June 30, 2008, related to held-to-maturity securities with unamortized, net unrealized gains related to the transfer of securities to the held-to-maturity category.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$22,417	$26,838
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,948	1,415
Net realized losses	708	66
Deferred federal income taxes	1,340	5,654
Current federal income taxes	953	2,746
Excess tax benefits from share-based awards	(101)	(315)
Share-based compensation	37	113
Income on equity method investees	—	(96)
Changes in:
Unpaid loss and loss adjustment expenses	(6,208)	(7,907)
Unearned premiums	(5,305)	(10,071)
Other assets and liabilities	2,413	8,530

Net cash from operating activities	18,202	26,973
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(15,478)	(56,234)
Held-to-maturity — fixed income	(96,766)	(5,312)
Other investments	(3,364)	(2,924)
Property and equipment	(2,136)	(2,075)
Proceeds from sales and maturities
Available-for-sale — fixed income	44,878	19,984
Held-to-maturity — fixed income	99,329	7,755
Other investments	—	250
Property and equipment	—	20
Pending securities transactions	2,343	—

Net cash from (for) investing activities	28,806	(38,536)
Cash flows from (for) financing activities
Common stock repurchased	(17,887)	(18,514)
Excess tax benefits from share-based awards	101	315
Change in payable for shares repurchased	(2,803)	(283)
Cash dividends paid	(1,952)	—
Proceeds from stock options exercised	105	93

Net cash for financing activities	(22,436)	(18,389)

Net increase (decrease) in cash and cash equivalents	24,572	(29,952)
Cash and cash equivalents, beginning of period	87,498	108,227

Cash and cash equivalents, end of period	$112,070	$78,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Cash flows pertaining to current federal income taxes in 2007, net of the benefit related to share-based payment awards, have been reclassified from changes in other assets and liabilities to their own line item within the operating activities section of the Condensed Consolidated Statements of Cash Flows to conform with the current year presentation.

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

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS No. 157-2. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or liquidity, based on nonfinancial assets and liabilities reported at June 30, 2008. However, the adoption of SFAS No. 157, as it pertains to financial assets, on January 1, 2008, has required the Company to make additional disclosures concerning fair values that can be found in Note 4.

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

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, was issued by the FASB in March 2008. SFAS No. 161 does not change the accounting for derivative instruments and hedging activities, but rather requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s disclosures, as the Company does not currently own any derivative financial instruments or participate in any hedging activities.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

3.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$11,043	$16,333	$22,417	$26,838

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	9,728	11,135	9,822	11,285
Effect of dilutive stock options and awards	200	218	197	216

Denominator for diluted income per common share — adjusted weighted average shares outstanding	9,928	11,353	10,019	11,501

Net income — basic	$1.14	$1.47	$2.28	$2.38
Net income — diluted	$1.11	$1.44	$2.24	$2.33

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three and six months ended June 30, 2008 and 2007, there were no stock options that were considered to be anti-dilutive.

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

Our financial assets with changes in fair value measured on a recurring basis at June 30, 2008 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securities	$229,106	$—	$222,382	$6,724
Equity securities(1)	10,563	10,563	—	—

Total	$239,669	$10,563	$222,382	$6,724

(1)	Included in other investments on the accompanying Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2008, the Company recorded a pre-tax charge of $858,000 related to certain securities whose decline in market value was considered to be other than temporary. The other than temporarily impaired securities were sold in the second quarter of 2008. No additional loss was recorded upon their disposition. All other declines in the fair value of investment securities were deemed to be interest rate related and temporary in nature based upon the Company’s ability and intent to hold any such securities for a sufficient period of time to enable the recovery of their fair value. Accordingly, there were no other than temporary impairment charges recorded during the six months ended June 30, 2008, or during the six months ended June 30, 2007.

The Company had no financial liabilities that it measured at fair value at June 30, 2008.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The changes in the balances of Level 3 financial assets for the six months ended June 30, 2008, were as follows:

Available-for-Sale
Fixed-Income
Securities
(In thousands)

Balance at January 1, 2008	$6,911
Principal paydowns	(210)
Net unrealized appreciation included in other comprehensive income	23

Balance at June 30, 2008	$6,724

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures above, for purposes of evaluating whether any securities are other than temporarily impaired, as well as for purposes of disclosing, at least annually, the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other than temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At June 30, 2008, the Company did not have any held-to-maturity fixed-income securities that were considered to be other than temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in this report and our other reports filed with the Securities and Exchange Commission, including those listed in our most recent Annual Report on Form 10-K under “Item 1A — Risk Factors,” and the following:

•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.

•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

•	An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	A downgrade in the A.M. Best Company rating of our primary insurance subsidiary could reduce the amount of business we are able to write.

•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

•	The unpredictability of court decisions could have a material impact on our operations.

•	Our business could be adversely affected by the loss of one or more key employees.

•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

•	Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future cash dividends and share repurchases.

•	Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

•	Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.

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

Description of Ratios and Other Metrics Analyzed

We measure our performance using several different ratios and other key metrics. These ratios and other metrics are calculated on a GAAP basis, unless otherwise indicated, and include:

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

One of the ways that we measure price level changes is by comparing the average in-force premium per physician at one period end to that of a prior period end. The in-force premium represents, at a point in time, the overall annual premium associated with policies that are in-force, or active, as of that point in time. Accordingly, it is a somewhat imprecise measure of price level changes as the in-force premium represents the annual premium associated with policies written over the last 12 months. In addition, the average in-force premium measure does not contemplate changes in mix of business, or specialty classes, that we write. Despite its limitations, the average in-force premium is an understandable and easy to obtain measure that management finds useful in evaluating overall changes in premium levels.

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

Results of Operations — Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and six-month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$26,444	$27,847	$(1,403)	(5.0)%

Net premiums written	$25,499	$26,967	$(1,468)	(5.4)%

Net premiums earned	$31,420	$34,896	$(3,476)	(10.0%)
Losses and loss adjustment expenses
Current year losses	24,670	25,814	(1,144)	(4.4)%
Prior year losses	(7,003)	(12,898)	5,895	(45.7)%

Total	17,667	12,916	4,751	36.8%
Underwriting expenses	6,623	7,566	(943)	(12.5)%

Total underwriting gain	7,130	14,414	(7,284)	(50.5)%
Other revenue (expense) items
Investment income	9,235	11,152	(1,917)	(17.2)%
Net realized losses	74	(64)	138	(215.6)%
Other income	206	175	31	17.7%
Other expenses(1)	(1,115)	(1,374)	259	(18.9)%

Total other revenue and expense items	8,400	9,889	(1,489)	(15.1)%

Income before federal income taxes	15,530	24,303	(8,773)	(36.1)%
Federal income tax expense	4,487	7,970	(3,483)	(43.7)%

Net income	$11,043	$16,333	$(5,290)	(32.4)%

Loss Ratio:
Accident year	78.5%	74.0%		4.5%
Prior years	(22.3)%	(37.0)%		14.7%

Calendar year	56.2%	37.0%		19.2%
Underwriting expense ratio	21.1%	21.7%		(0.6)%
Combined ratio	77.3%	58.7%		18.6%
Investment yield	4.38%	5.10%		(0.7)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

	For the Six Months Ended June 30,
			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$60,115	$64,149	$(4,034)	(6.3)%

Net premiums written	$57,674	$61,861	$(4,187)	(6.8)%

Net premiums earned	$63,067	$69,928	$(6,861)	(9.8)%
Losses and loss adjustment expenses
Current year losses	49,288	52,441	(3,153)	(6.0)%
Prior year losses	(15,423)	(17,163)	1,740	(10.1)%

Total	33,865	35,278	(1,413)	(4.0)%
Underwriting expenses	13,639	14,927	(1,288)	(8.6)%

Total underwriting gain	15,563	19,723	(4,160)	(21.1)%
Other revenue (expense) items
Investment income	19,192	22,329	(3,137)	(14.0)%
Net realized losses	(708)	(66)	(642)	972.7%
Other income	395	388	7	1.8%
Other expenses(1)	(2,332)	(2,669)	337	(12.6)%

Total other revenue and expense items	16,547	19,982	(3,435)	(17.2)%

Income before federal income taxes	32,110	39,705	(7,595)	(19.1)%
Federal income tax expense	9,693	12,867	(3,174)	(24.7)%

Net income	$22,417	$26,838	$(4,421)	(16.5)%

Loss Ratio:
Accident year	78.2%	75.0%		3.2%
Prior years	(24.5)%	(24.5)%		0.0%

Calendar year	53.7%	50.5%		3.2%
Underwriting expense ratio	21.6%	21.3%		0.3%
Combined ratio	75.3%	71.8%		3.5%
Investment yield	4.53%	5.11%		(0.6)%
Return on beginning equity (annualized)	17.0%	20.0%		(3.0)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

Overview

Net income for the three and six-month periods ended June 30, 2008 was less than the same periods of 2007 by $5.3 million and $4.4 million, respectively. The decreases in net income are largely attributable to decreases in the amount of favorable development on prior years’ loss reserves recognized for the three and six months ended June 30, 2008, compared with 2007, as well as decreases in our net premiums earned and investment income. Partially offsetting these negative influences on net income were decreases in current accident year incurred losses, underwriting expenses and interest expense.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2008	2007	Dollar	Percentage	2008	2007	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Direct premiums written
Michigan	$9,409	$10,151	$(742)	(7.3)%	$19,249	$19,414	$(165)	(0.8)%
Illinois	7,252	7,497	(245)	(3.3)%	15,806	17,337	(1,531)	(8.8)%
Ohio	4,830	5,686	(856)	(15.1)%	12,277	14,051	(1,774)	(12.6)%
New Mexico	3,952	3,498	454	13.0%	9,024	8,952	72	0.8%
Kentucky	574	623	(49)	(7.9)%	2,711	3,356	(645)	(19.2)%
Other	427	392	35	8.9%	1,048	1,039	9	0.9%

Total	$26,444	$27,847	$(1,403)	(5.0)%	$60,115	$64,149	$(4,034)	(6.3)%

Net premiums written	$25,499	$26,967	$(1,468)	(5.4)%	$57,674	$61,861	$(4,187)	(6.8)%

Ratio of net premiums written to direct	96.4%	96.8%		(0.4)%	95.9%	96.4%		(0.5)%

The medical malpractice insurance market remains highly competitive. However, we retained 88% of our insureds whose policies expired during the first six months of 2008. Overall, our insured physician count was down 0.7% to 9,154 at June 30, 2008, compared with 9,217 at December 31, 2007. When compared with June 30, 2007, our insured physician count has decreased 1.6%. The decreases in the insured physician count were mostly the result of the competitive nature of select markets, particularly Illinois and Ohio. Our average in-force premium has decreased 3.7% to approximately $13,730 at June 30, 2008, from $14,260 at December 31, 2007, and 9.4% from $15,150 at June 30, 2007. The decreases in the average in-force premium were primarily the result of rate decreases we have taken in virtually all of our geographic markets.

The rate decreases taken recently have been in response to favorable claim trends noted in virtually all markets of the medical professional liability industry, causing other carriers to lower their rates as well, and increasing overall competition in the industry. We anticipate that the medical professional liability insurance pricing environment will remain highly competitive in the near future. However, we plan to adhere to our philosophy of underwriting discipline and adequate pricing, focusing on retaining our quality book of business, rather than pursuing premium growth in this soft market cycle.

The decreases in net premiums written were relatively consistent with the decreases in direct premiums written. Accordingly, as a percentage of direct premiums written, net premiums written has remained around 96% in the first six months of 2008 and 2007. The terms of our 2008 reinsurance treaty are very similar to those in the 2007 treaty, both in terms of coverage and premium rates. However, there was a small increase, approximately 0.5%, in the premium rate charged in 2008 compared with 2007.

Net premiums earned decreased 10.0% and 9.8% for the three and six month periods ended June 30, 2008, respectively, compared with the same periods of 2007. The decreases in net premiums earned were 4.6% and 3.0%, respectively, greater than the decreases in net premiums written. This was primarily due to the earned premium “lag effect.” Premiums written are earned over the policy term, which is typically one year. As a result, written premium volume changes take up to 12 months to “earn in.” Over the last several quarters this lag effect has resulted in decreases in net premiums earned that were less than the decreases in net premiums written, which is typical in periods when written premium volume is decreasing at a relatively consistent, or accelerating, pace because the higher written premium volumes from prior periods continue to be earned in the current period. However, in 2008, the decreases in our net premiums written decelerated compared with decreases in previous quarters and year-to-date periods. Under these conditions, net premiums earned typically decrease at a greater rate than net premiums written, as the premiums being earned in during the first six months of the current calendar year are based on premiums written over the last 18 months (January 1, 2007 through June 30 2008) while premiums earned during the first six months of the prior calendar year were written between 12 and 30 months prior (January 1, 2006 through June 30, 2007). Net premiums written during the 18 month period ended June 30, 2008 were $188.5 million, compared with $208.6 million of net premiums written during the 18 months ended June 30, 2007, representing a decrease of 9.6%, which is relatively consistent with the 9.8% decrease in net premiums earned for the six months ended June 30, 2008 compared with the six months ended June 30, 2007.

Loss and Loss Adjustment Expenses

Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, for the second quarter of 2008 increased $4.8 million compared with the second quarter of 2007. For the six months ended June 30, 2008, losses incurred decreased $1.4 million. Due to the effect that actuarial estimates of loss reserves have on incurred losses, there are many judgments, assumptions and variables that impact the amount of incurred losses we report in any given period. However, when evaluating our losses, we believe it is useful to focus on three key components: 1) the change in the current accident year loss ratio, 2) the change in net premiums earned during the period, as current accident year losses incurred are a product of net premiums earned and the current accident year loss ratio, and 3) the change in the amount of development, favorable or unfavorable, on prior years’ loss reserves recognized during the period.

Our current accident year loss ratios in 2008 increased 4.5% for the quarter and 3.2% for the year-to-date periods compared with 2007 as a result of premium rate decreases. In periods where premium rates decrease, accident year loss ratios typically increase, all other things being equal, because the loss exposure is spread over a smaller premium base. Although our current accident year loss ratios for the quarter and year-to-date periods were up from last year, our current accident year losses were down for both periods compared with the same periods in 2007 due to the declines in net premiums earned for the three and six months ended June 30, 2008, compared with 2007.

The decreases in favorable prior years’ loss reserve development of $5.9 million and $1.7 million for the second quarter and year-to-date periods of 2008 compared to 2007 were due to the historically low paid and reported losses in the second quarter of 2007, which resulted in a more optimistic outlook regarding favorable claims trends that had been emerging. Consequently, our projections of the ultimate cost to settle our claims obligations were reduced, resulting in $12.9 million of favorable development on prior years’ loss reserves in the second quarter of 2007. Favorable development for the first quarter of 2008 was $8.4 million, compared with $4.3 million for the first quarter of 2007, so the year-to-date decrease in favorable prior year development from 2007 to 2008 was not as significant as the decrease in the second quarter of 2008 compared with 2007. Reported claim counts, paid loss and case reserve development trends remained positive in 2008, which were the primary reasons for the continued favorable development.

Although reported claims in the second quarter of 2008 decreased 3.0% to 261 from 269 in the second quarter of 2007, and decreased 4.5% during the first half of 2008 compared with the first half of 2007, the rate of decline in reported claim frequency has moderated as expected. We believe the decreases in reported claim frequency were due to our strict underwriting practices, as well as favorable external factors such as tort reform and changes in the overall legal climate. The average number of reported claims over the last eight quarters is 251, with a standard deviation of approximately 31. However, over the last 20 quarters, the average number of reported claims increases to 354 and the standard deviation increases to 116, suggesting that the decline in reported claim frequency is leveling off. Paid loss trends, as measured by the average amount of paid loss and loss adjustment expenses per closed claim, however, have remained relatively consistent with an average paid loss of $69,200 over the last eight quarters, and $69,100 over the last 20 quarters.

While we believe that our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of June 30, 2008. However, should actual loss trends continue to develop more favorably than our estimates, we likely will experience additional favorable development in future periods. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the stable claim trends we have been experiencing, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.

Underwriting Expenses

The decreases in underwriting expenses are primarily attributable to the declines in our premium volume. The underwriting expense ratio for the second quarter of 2008 decreased 0.6% to 21.1%, from 21.7% in the second quarter of 2007, primarily as a result of reduced fees for professional services as a result of carefully monitoring and limiting these types of cost when possible, as well as a slight reduction in personnel costs attributable to attrition and benefits restructuring. The underwriting expense ratio increased 0.3% to 21.6% for the six months ended June 30, 2008, from 21.3% for the same period of 2007. The increase in the year-to-date underwriting expense ratio was primarily attributable to costs incurred in the first quarter of 2008 in connection with the development and implementation of a new policy and claims administration system, partially offset by the reductions discussed above. While most of the costs related to this project are being capitalized, certain costs, related primarily to data migration, must be expensed as incurred. We are currently targeting a launch date for some aspects of this new system in the fourth quarter of 2008, with the remaining portions of the system coming on-line in the first half of 2009. At that point, we will begin to amortize the costs incurred in connection with the project that we have capitalized, which will result in an estimated increase in our underwriting expenses of approximately $0.9 million annually, which will likely result in an additional increase in the underwriting expense ratio.

Investment Income

Investment income was down $1.9 million for the second quarter of 2008 and down $3.1 million year-to-date compared to the comparable periods a year ago. There are three factors driving the decreases in investment income. The first was the decline in short-term interest rates that started in the third quarter of 2007 and continued through the early part of 2008. This accounted for approximately $0.8 million and $1.5 million of the decreases for the quarter and year-to-date periods, respectively. The second factor was that we have continued to increase the allocation of our investment portfolio to tax-exempt securities in 2008. During the second quarter of 2008, we purchased an additional $53.8 million of tax exempt securities having a weighted average yield of 3.87%. Year to date in 2008, we have purchased $112.2 million of tax exempt securities with a weighted average yield of 3.87%. These securities replaced approximately $144.2 million of taxable securities that matured, were called, sold or paid down in the first half of 2008 that had a weighted average yield of 5.10%. Third, our average invested asset balance for the first six months of 2008 was approximately $27 million less than during the same period of 2007, primarily due to the $57.2 million of share repurchases in the second half of 2007 and first half of 2008, partially offset by cash generated from operations.

We anticipate that pre-tax investment income will continue to decrease throughout 2008 as a result of the lower short-term interest rates and the increased allocation of our portfolio to tax-exempt securities. However, the impact on net income of the increase in tax-exempt securities should be relatively neutral as a result of the added tax savings.

Net Realized Losses

The increase in net realized losses during the six months ended June 30, 2008, was attributable to a pre-tax charge of $0.9 million related to the other than temporary impairment of CIT Group bonds in the first quarter of 2008. Although we believed that the ultimate collectability of these securities was not at issue, consistent with our philosophy of maintaining a strong, high-quality asset base and thereby protecting the strength of our financial position, we elected to dispose of the securities in question to mitigate any further down-side risk that could result from continued declines in the market value of the securities. Accordingly, we disposed of the securities in mid-April 2008, incurring no additional losses upon disposition beyond the impairment recorded in the first quarter of 2008.

Other Expenses

Other expenses for the second quarter and year-to-date periods of 2008 decreased $0.3 million compared to the same periods a year ago. The decreases were primarily attributable to decreases in short-term interest rates, which affect the amount of interest expense associated with our long-term debt. We intend to repay $5.0 million of our outstanding $30.9 million in long-term debt in the third quarter of 2008. This should reduce the amount of interest expense in the fourth quarter of 2008 and subsequent periods by approximately $100,000 per quarter, based on the rates in effect for the second quarter of 2008.

Income Taxes

The effective tax rate for the second quarter of 2008 was 28.9%, compared to 32.8% in the second quarter of 2007. The decrease in the effective tax rate is the result of the increased allocation of our investment portfolio to tax-exempt securities. The year-to-date decrease in the effective tax rate to 30.2%, from 32.4% a year ago, is not as dramatic as the decrease noted in the second quarter of 2008 as the $112.2 million of tax-exempt security purchases made in 2008 were not made until late in the first quarter or in the second quarter.

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

We paid quarterly cash dividends of $0.10 per common share on March 31, 2008 and June 30, 2008, totaling approximately $2.0 million for the two quarters. On July 31, 2008, the Board of Directors declared a third-quarter cash dividend of $0.10 per common share payable on September 30, 2008 to shareholders of record on September 12, 2008, which is expected to result in a total payout of slightly less than $1.0 million.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

We continued to repurchase shares of our outstanding common stock during the first and second quarters of 2008. A total of 404,000 shares were repurchased during the first quarter at a cost of $17.3 million, or $42.93 per share. Our repurchases slowed in the second quarter with only 12,000 shares being repurchased at a total cost of $0.5 million, or $45.17 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase plans.

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. In accordance with the dividend limits, dividend payments totaling $63.1 million can be made in 2008 by our American Physicians subsidiary without prior regulatory approval. We have notified the State of Michigan Office of Financial and Insurance Regulation of our plans to cause our American Physicians Subsidiary to pay approximately $50 million in dividends to APCapital prior to the end of 2008. As of June 30, 2008, $10 million of the planned $50 million had been paid. At June 30, 2008, APCapital’s cash and cash equivalent resources totaled approximately $29.2 million.

Our net cash flow from operations was $18.2 million during the six months ended June 30, 2008, a decrease of $8.8 million compared to $27.0 million for the same period of 2007. The decrease in cash provided by operations was primarily the result of an $8.4 million decrease in premium receipts due to our declining premium volume, a $2.3 million decrease in interest receipts from our investment portfolio, due to lower short-term interest rates and an increase in lower interest tax-exempt securities, and an increase in estimated federal income taxes paid of $2.2 million, as we have used virtually all of our net operating loss carryforwards and minimum tax credits. Partially offsetting the decrease in cash from operations caused by the aforementioned items was an increase in cash from operations of $5.0 million as a result of fewer paid loss and loss adjustment expenses in the first half of 2008, compared with a year ago.

At June 30, 2008, we had $112.1 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, at June 30, 2008, we had $27.0 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next year. On a longer-term basis, we attempt to match the projected payments of our claims obligations with the maturities of our long-term fixed-income security portfolio. Accordingly we have $180.5 million, $234.6 million, and $126.0 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next one to five years, five to 10 years, and more than 10 years, respectively. In addition, we have $151.4 million of mortgage-backed securities that provide periodic principal repayments.

The $30.9 million of long-term debt carried on our Condensed Consolidated Balance Sheets, included elsewhere in this report, became callable in May 2008. We have initiated the repayment of $5.0 million of this long-term debt in the third-quarter of 2008. We frequently evaluate our capital management strategies with the intention of providing the most value to APCapital shareholders and making prudent use of APCapital’s cash resources. Any decision to make further repayments would be based on such evaluations, as well as changes in our available cash resources, capital needs and other relevant factors.

Based on historical trends, economic, market and regulatory conditions and our current business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to APCapital, will be sufficient to meet our short- and long-term liquidity needs. However, these trends, conditions and plans are subject to change, and there can be no assurance that our available funds will be sufficient to meet our liquidity needs in the future. In addition, any acquisition or other extraordinary transaction we may pursue outside of the ordinary course of business could require that we raise additional capital.

Financial Condition

In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company rating, which was recently upgraded to A- (Excellent), and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2008 remains strong, at approximately $233.2 million. This represents an increase of $11.6 million from December 31, 2007, despite the $10 million dividend payment from American Physicians to APCapital in June 2008. The $233.2 million of statutory surplus represents a net premium written to surplus ratio of 0.54:1 based on $126.6 million of net premiums written in the 12 months ended June 30, 2008. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premiums written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. Our net leverage ratio, which is the sum of the net premiums written and net liabilities divided by statutory surplus at June 30, 2008, was 3.3. The net leverage ratio is used by regulators and rating agencies to measure a company’s combined exposure to pricing errors and errors in the estimation of its liabilities, net of reinsurance, in relation to its surplus. Generally, a ratio of less than 6.0 is acceptable for long-tailed casualty line carriers.

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

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of June 30, 2008, and December 31, 2007. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	June 30,	December 31,
	2008	2007	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$245,903	$252,017	$(6,114)	(2.4)%
Number of open claims	1,639	1,741	(102)	(5.9)%
Average net case reserve per open claim	$150,032	$144,754	$5,278	3.6%
Net IBNR reserves	$285,987	$281,310	$4,677	1.7%
Total net reserves	$531,890	$533,327	$(1,437)	(0.3)%

Medical professional liability total net reserves at June 30, 2008, were relatively unchanged from December 31, 2007. There have been 493 new claims reported to us in the first six months of 2008 and we closed 595 claims during the same period. Of the 595 claims we closed, 117 were closed with no payment, 375 were closed with expense payments only, and 103, or 17.3%, were closed with an indemnity payment.

We have added $4.7 million to net IBNR reserves during the first six months of 2008, primarily to cover future case reserve development as we have noted a moderate increase in the severity of claims reported to us recently. This increase in the severity of reported claims was expected, and was primarily the result of natural claim trends that indicate the severity of claims will typically increase when there is a trend of decreasing reported claim frequency, as it is assumed that those cases that continue to be reported are those with injuries of a more severe nature.

We have experienced $16.0 million of positive development on prior years’ medical professional liability net reserves in the six months ended June 30, 2008. The favorable development was the result of claim trends related to frequency and severity that developed better than originally anticipated. An unusually large percentage of the claims closed in the first quarter of 2008 in Florida and Nevada closed with little or no payment activity, which resulted in approximately $6.3 million of the positive development experienced so far in 2008.

Although considerable judgment is inherent in the estimation of net loss and loss adjustment expense reserves, we believe that our net reserves for medical professional liability claims are adequate. However, there can be no assurance that losses will not exceed the reserves we have recorded, or that we will not later determine that our reserve estimates were inadequate, as future trends related to the frequency and severity of claims, and other factors may develop differently than management has projected. The assumptions and methodologies used in estimating and establishing reserves for unpaid loss and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded eight-percent (8%) of our recorded net reserves as of the beginning of the period, but such adjustments can materially and adversely affect our results of operations when they are made.

Although we initiated our exit from workers’ compensation in 2003, and the last policy expired in the second quarter of 2005, workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Workers’ compensation net reserves at June 30, 2008, were $22.8 million compared with $25.6 million at December 31, 2007. Workers’ compensation net reserves developed unfavorably in the first half of 2008 by $0.6 million, compared with $4.2 million in calendar year 2007. As the remaining open claims age, the ultimate amount of claim settlement should become more evident. As a result, volatility inherent in the actuarial projection of ultimate losses begins to stabilize, which should reduce the need to adjust loss reserves for previous accident years. We had 240 open workers’ compensation claims at June 30, 2008, down 31, or 11.4%, from December 31, 2007.

As with medical professional liability reserves, there is a great deal of uncertainty inherent in workers’ compensation reserves estimates, and while we believe our estimate at June 30, 2008 is adequate, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, or that we will not later determine that our reserve estimates were inadequate.

Activity in the liability for unpaid loss and loss adjustment expenses for the six months ended June 30, 2008 and the year ended December 31, 2007 was as follows:

	Six Months
	Ended	Year Ended
	June 30, 2008	December 31, 2007
	(In thousands)

Beginning balance, gross	$664,117	$688,031
Less, reinsurance recoverables	(104,648)	(107,965)

Net reserves, beginning balance	559,469	580,066
Incurred related to
Current year	49,288	103,673
Prior years	(15,423)	(34,245)

	33,865	69,428

Paid related to
Current year	869	2,699
Prior years	37,191	87,326

	38,060	90,025

Net reserves, ending balance	555,274	559,469
Plus, reinsurance recoverables	102,636	104,648

Ending balance, gross	$657,910	$664,117

Development as a% of beginning net reserves	(2.8)%	(5.9)%

The $15.4 million of favorable development recorded during the six months ended June 30, 2008, is not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Other Significant Balance Sheet Items

The following table shows the composition of our invested asset portfolio at June 30, 2008, and December 31, 2007.

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(In thousands)

U.S. Government and government agency securities	$64,482	7.6%	$145,021	16.9%
States and political subdivisions (tax-exempt) securities	376,282	44.2%	269,013	31.2%
Corporate securities	130,831	15.4%	193,037	22.5%
Mortgage-backed securities	151,428	17.8%	152,892	17.8%

Total fixed-income securities	723,023	85.0%	759,963	88.4%
Publicly traded equity securities	10,563	1.2%	6,516	0.8%
Statutory trusts	928	0.1%	928	0.1%
Real estate LLCs	2,550	0.3%	2,550	0.3%
Real estate held for development	1,493	0.2%	1,493	0.2%

Total other investments	15,534	1.8%	11,487	1.4%
Cash and cash equivalents	112,070	13.2%	87,498	10.2%

Total invested assets	$850,627	100.0%	$858,948	100.0%

Available-for-sale fixed-income securities (at fair value)	$229,106	31.7%	$262,301	34.5%
Held-to-maturity fixed-income securities (at amortized cost)	493,917	68.3%	497,662	65.5%

Total fixed-income securities	$723,023	100.0%	$759,963	100.0%

As interest rates declined in 2008, approximately $99 million of U.S. Government and corporate securities we held were called by the issuers in the first six months of 2008. The proceeds received from these calls, along with various other maturities, sales and principal receipts, were primarily re-invested in tax-exempt securities, increasing the overall allocation of tax-exempt securities in our investment portfolio to 44.2% at June 30, 2008, compared with 31.2% at December 31, 2007. As mentioned in “— Results of Operations,” we had one security that we deemed to be other than temporarily impaired in the first quarter of 2008 that resulted in a write-down of approximately $0.9 million. Overall, the overall credit quality of our investment portfolio remains very strong, with a weighted average (excluding approximately $13.0 million, or 1.8%, of private placement fixed-income securities) Standard & Poor’s credit quality rating of AA+ at June 30, 2008. For additional information regarding the risks inherent in our investment portfolio see Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Assets, other than our cash and invested assets, decreased approximately $7.8 million from December 31, 2007. Premiums receivable decreased $4.7 million as a result of the decline in our direct premiums written, and reinsurance recoverables decreased $3.2 million due to the closure of several large claims in excess of our retention level, many with no indemnity losses paid. In addition, property and equipment increased $1.7 million, primarily due to the capitalization of an additional $2.0 million of costs related to the development and implementation of a new policy and claims administration system, partially offset by depreciation on our East Lansing, Michigan home office building.

On the liability and equity side of the balance sheet, total liabilities decreased $17.6 million from December 31, 2007. The majority of the decrease was related to our loss reserves and unearned premium reserves, which decreased $6.2 million and $5.3 million respectively. The decrease in our loss reserves was primarily related to fewer reported claims and decreasing open claim counts as discussed in the section “— Reserves for Unpaid Losses and Loss Adjustment Expenses.” The decrease in unearned premiums was the result of our decreasing direct premiums written volume. Accrued expenses and other liabilities also decreased by approximately $6.1 million. Of the $6.1 million decrease, approximately $4.0 million relates to the payment of year-end bonus, pension and other miscellaneous year-end accruals in the first quarter of 2008.

Shareholders’ equity increased $1.4 million to $265.0 million at June 30, 2008. The increase was primarily the result of $22.4 million of net income, partially offset by share repurchases of $17.9 million and $2.0 million of shareholder dividends paid, as well as a $1.4 million decrease in unrealized gains, net of tax. Shares outstanding at June 30, 2008, were 9,721,252, a decrease of 406,488 from December 31, 2007, primarily due to the 416,000 shares of APCapital’s common stock we repurchased. Book value per share increased $1.24, or 4.8%, to $27.26 at June 30, 2008, from $26.02 at December 31, 2007.

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

At June 30, 2008, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At June 30, 2008, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $13.0 million of private placement issues (which constitutes 1.8% of our fixed-income security portfolio), was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit quality rating of BBB and above. The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s credit quality rating at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$359,646	49.8%	$506,774	66.7%
AA	251,861	34.8%	115,818	15.2%
A	72,573	10.0%	94,078	12.4%
BBB	25,933	3.6%	30,046	4.0%

	710,013	98.2%	746,716	98.3%
Private Placement	13,010	1.8%	13,247	1.7%

Total	$723,023	100.0%	$759,963	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, other than U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. The decreases in the AAA, A and BBB rating categories were primarily due to due to calls by the issuer, or maturities, of government-sponsored agency and corporate securities. The increase in AA rated securities was primarily the result of the additional $112.2 million of tax-exempt securities purchased subsequent to December 31, 2007.

We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. As a result of these reviews, we recorded a $0.9 million charge for other than temporary impairments related to certain securities in the first quarter of 2008. The impaired securities were disposed of in mid-April 2008 at no additional loss.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 30.6%, or $151.3 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Between our available-for-sale and held-to-maturity security portfolios, we had mortgage-backed securities with a total carrying value of approximately $151.4 million at June 30, 2008. With the exception of 0.2 million, all of our mortgage-backed securities were issued by the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency and have support tranches designed to promote the predictability of principal repayment cash flows.

Quantitative Information About Market Risk

At June 30, 2008, our available-for-sale fixed-income security portfolio was valued at $229.1 million and had an average modified duration of 3.22 years, compared to a portfolio valued at $262.3 million with an average modified duration of 3.06 years at December 31, 2007. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at June 30, 2008 and December 31, 2007. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	June 30, 2008			December 31, 2007
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$215,813	$(13,293)	2.96	$248,140	$(14,161)	2.74
+1%	222,406	(6,700)	2.96	255,182	(7,119)	2.82
0	229,106		3.22	262,301		3.06
-1%	237,189	8,083	3.28	270,958	8,657	3.13
-2%	245,280	16,174	3.35	279,652	17,351	3.20

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2008:

				Maximum Dollar Value of
			Total Number	Shares that May Yet Be
	Total		of Shares	Repurchased Under the Plans or
	Number of	Average	Purchased as	Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Rule 10b5-1
	Purchased	per Share	Announced Plans	Plan(a)	Plan(b)

For the month ended April 30, 2008	2,000	$44.90	2,000	$21,760,730	$32,226,975
For the month ended May 31, 2008	10,000	$45.22	10,000	$21,760,730	$31,774,725
For the month ended June 30, 2008	—	$—	—	$21,760,730	$31,774,725
For the three months ended June 30, 2008	12,000	$45.17	12,000	$21,760,730	$31,774,725

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On October 29, 2007, the Company’s Board of Directors authorized the repurchase of an additional $20 million of its common shares in 2008 pursuant to a plan under Rule 10b5-1. In addition, the Board authorized the rollover into the 2008 Rule 10b5-1 plan of any unused dollars allocated to the 2007 Rule 10b5-1 plan adopted by the Board in October 2006, which totaled $19.4 million at December 31, 2007. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan, but not later than December 31, 2008. The Company may terminate the 2008 Rule 10b5-1 plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 8, 2008, at which the shareholders approved the ratification of BDO Seidman, LLP as the Company’s independent registered public accountants and elected three directors. All nominees were elected. The following table sets for the results of the voting at the meeting.

	Votes	Votes
Nominee	For	Withheld

AppaRao Mukkamala, M.D.	9,185,537	296,185
Joseph Stilwell	9,169,232	312,490
Spencer L. Schneider, J.D.	9,169,232	312,490

				Broker
	For	Against	Abstain	Non-Votes

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	9,457,439	20,110	4,173	—

Item 6.	Exhibits

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
Frank H. Freund
Its: Executive Vice President, Treasurer
and Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.53	Summary Amendment No. 2, dated May 9, 2008, to the Incentive Compensation Plan as of March 2007 (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 15, 2008 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.