Form 10-Q
period 2008-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2008-11-10
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 31, 2008, was 9,364,142.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$225,234	$262,301
Held-to-maturity, at amortized cost	487,471	497,662
Other investments	15,124	11,487

Total investments	727,829	771,450
Cash and cash equivalents	118,569	87,498
Premiums receivable	37,214	35,542
Reinsurance recoverable	101,108	106,961
Deferred federal income taxes	22,486	22,439
Federal income tax recoverable	—	1,076
Property and equipment, net of accumulated depreciation	16,111	13,789
Other assets	19,637	18,707

Total assets	$1,042,954	$1,057,462

LIABILITIES
Unpaid losses and loss adjustment expenses	$652,736	$664,117
Unearned premiums	60,833	60,080
Long-term debt	25,928	30,928
Other liabilities	35,333	38,780

Total liabilities	774,830	793,905
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,594,712 and 10,127,740 shares outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	264,982	257,502
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	3,142	6,055

Total shareholders’ equity	268,124	263,557

Total liabilities and shareholders’ equity	$1,042,954	$1,057,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$36,257	$43,626	$93,931	$105,487
Change in net unearned premiums	(5,760)	(8,110)	(367)	(43)

Net premiums earned	30,497	35,516	93,564	105,444
Investment income	8,886	10,737	28,078	33,066
Net realized gains (losses)	22	(73)	(686)	(139)
Other income	158	186	553	574

Total revenues and other income	39,563	46,366	121,509	138,945
Losses and loss adjustment expenses	16,537	18,233	50,402	53,511
Underwriting expenses	6,366	7,275	20,005	22,202
Investment expenses	234	231	737	648
Interest expense	509	796	1,752	2,351
General and administrative expenses	247	333	833	1,028
Other expenses	—	1	—	3

Total expenses	23,893	26,869	73,729	79,743

Income before federal income taxes	15,670	19,497	47,780	59,202
Federal income tax expense	4,502	6,216	14,195	19,083

Net income	$11,168	$13,281	$33,585	$40,119

Net income — per common share
Basic	$1.15	$1.23	$3.44	$3.61
Diluted	$1.13	$1.21	$3.37	$3.54

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2007	10,127,740	$—	$257,502	$6,055	$263,557
Comprehensive income:
Net income			33,585		33,585
Other comprehensive loss, net of taxes				(2,913)	(2,913)

Total comprehensive income, net of taxes					30,672
Options exercised	14,020	217			217
Shares tendered/netted in connection with option exercise	(1,448)	(63)			(63)
Cash dividends to shareholders, $0.30 per share(1)			(2,915)		(2,915)
Excess tax benefits from share-based awards		136			136
Fair value compensation of share-based awards		44			44
Purchase and retirement of common stock	(545,600)	(334)	(23,190)		(23,524)

Balance, September 30, 2008	9,594,712	$—	$264,982	$3,142	$268,124

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income:
Net income			40,119		40,119
Other comprehensive loss, net of taxes				(270)	(270)

Total comprehensive income, net of taxes					39,849
Options exercised	18,025	215			215
Shares tendered/netted in connection with option exercise	(3,201)	(122)			(122)
Cash dividends to shareholders, $0.10 per share(2)			(1,062)		(1,062)
Excess tax benefits from share-based awards		320			320
Fair value compensation of share-based awards		142			142
Purchase and retirement of common stock	(995,600)	(37,313)			(37,313)

Balance, September 30, 2007	10,575,799	$4,348	$261,992	$4,499	$270,839

(1)	Cash dividends of $0.10 per common share were paid in each of the first, second and third quarters of 2008.

(2)	A cash dividend of $0.10 per common share was paid in the third quarter of 2007.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net income	$11,168	$13,281	$33,585	$40,119
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation on available-for-sale investment securities arising during the period	(2,125)	2,920	(2,910)	361
Amortization of net unrealized appreciation on held-to-maturity investment securities related to their transfer from the available-for-sale category	(247)	(234)	(752)	(716)
Adjustment for net realized gains (losses) on available-for-sale investment securities included in net income(1)	8	—	(819)	(60)

Other comprehensive (loss) income before tax	(2,364)	2,686	(4,481)	(415)
Deferred federal income tax (benefit) expense	(827)	941	(1,568)	(145)

Other comprehensive (loss) income	(1,537)	1,745	(2,913)	(270)

Comprehensive income	$9,631	$15,026	$30,672	$39,849

(1)	Includes net realized gains of $8,000 and $15,000 for the three and nine months ended September 30, 2008, respectively, related to held-to-maturity securities with unamortized, net unrealized gains related to the transfer of securities to the held-to-maturity category.

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$33,585	$40,119
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,074	2,256
Net realized losses	686	139
Deferred federal income taxes	1,522	6,297
Current federal income taxes	1,573	2,746
Excess tax benefits from share-based awards	(136)	(320)
Share-based compensation	44	142
Loss (income) on equity method investees	85	(101)
Changes in:
Unpaid loss and loss adjustment expenses	(11,381)	(7,935)
Unearned premiums	753	(2,000)
Other assets and liabilities	(4,069)	(1,910)

Net cash from operating activities	25,736	39,433
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(21,255)	(56,234)
Held-to-maturity — fixed income	(96,766)	(5,312)
Other investments	(3,607)	(5,901)
Property and equipment	(3,022)	(2,981)
Proceeds from sales and maturities
Available-for-sale — fixed income	52,446	31,685
Held-to-maturity — fixed income	105,021	10,325
Other investments	150	375
Property and equipment	2	22
Other	5,846	—

Net cash from (for) investing activities	38,815	(28,021)
Cash flows from (for) financing activities
Common stock repurchased	(23,524)	(37,313)
Excess tax benefits from share-based awards	136	320
Change in payable for shares repurchased	(2,331)	(152)
Repayment of long-term debt	(5,000)	—
Cash dividends paid	(2,915)	(1,062)
Proceeds from stock options exercised	154	93

Net cash for financing activities	(33,480)	(38,114)

Net increase (decrease) in cash and cash equivalents	31,071	(26,702)
Cash and cash equivalents, beginning of period	87,498	108,227

Cash and cash equivalents, end of period	$118,569	$81,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America, APSpecialty Insurance Corporation, Alpha Advisors, Inc., and American Physicians Assurance Corporation (“American Physicians”). APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Cash flows pertaining to current federal income taxes in 2007, net of the benefit related to share-based payment awards, have been reclassified from changes in other assets and liabilities to their own line item within the operating activities section of the Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, the fair value of investments, including whether securities are other-than-temporarily impaired, income taxes, reinsurance, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates changed.

Nature of Business

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers, with an emphasis on markets in the Midwest.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2.	Effects of New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS No. 157-2. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or liquidity, based on nonfinancial assets and liabilities reported at September 30, 2008. However, the adoption of SFAS No. 157, as it pertains to financial assets, on January 1, 2008, has required the Company to make additional disclosures concerning fair values that can be found in Note 5.

On October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 in an inactive market. FSP SFAS 157-3 does not rinterpret or change SFAS No. 157’s existing principles but is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in inactive markets. FSP SFAS 157-3 addresses utilizing (1) management’s internal assumptions to measure fair value when relevant observable market data does not exist,(2) observable market information in an inactive market to measure fair value and (3) market quotes when assessing the relevance of observable and unobservable data available to measure fair value.

FSP SFAS 157-3 was effective upon issuance. The Company’s adoption of FSP SFAS 157-3 had no material effect on its consolidated results of operation, financial position or liquidity for the three and nine months ended September 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 improves financial reporting by providing a consistent framework for selecting accounting principles to be used when preparing GAAP financial statements. This statement assigns a hierarchical rank to the various sources of accounting literature from Level A through Level D. SFAS No. 162 is effective 60 days after the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the provision of SFAS No. 162 to have a material effect on its consolidated results of operations, financial position or liquidity.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” Which clarifies how Statement No. 60 applies to financial guarantee insurance contracts issued by insurance companies. SFAS No. 163 addresses the differing views in SFAS No. 60 regarding the recognition and measurement of premium revenues and claim liabilities and enhances the disclosure requirements for financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the provisions of SFAS No. 163 to have a material effect on its Company’s consolidated results of operations, financial position or liquidity as it does not write financial guarantee insurance.

3.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$11,168	$13,281	$33,585	$40,119

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	9,669	10,801	9,771	11,124
Effect of dilutive stock options and awards	195	214	196	215

Denominator for diluted income per common share — adjusted weighted average shares outstanding	9,864	11,015	9,967	11,339

Net income — basic	$1.15	$1.23	$3.44	$3.61
Net income — diluted	$1.13	$1.21	$3.37	$3.54

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

conversion of the options, using the treasury stock method, as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three and nine months ended September 30, 2008 and 2007, there were no stock options that were considered to be anti-dilutive.

4.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at September 30, 2008 and December 31, 2007, was as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$—	$—	$—	$—
States and political subdivisions	150,463	1,380	(488)	151,355
Corporate securities	72,814	1,679	(714)	73,779
Mortgage-backed securities	103	—	(3)	100

Total fixed-income securities	223,380	3,059	(1,205)	225,234
Equity securities(1)	9,265	881	—	10,146

Total available-for-sale securities	$232,645	$3,940	$(1,205)	$235,380

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,500	$11	$—	$2,511
States and political subdivisions	132,223	2,938	—	135,161
Corporate securities	121,594	3,084	(174)	124,504
Mortgage-backed securities	119	6	—	125

Total fixed-income securities	256,436	6,039	(174)	262,301
Equity securities(1)	5,901	615	—	6,516

Total available-for-sale securities	$262,337	$6,654	$(174)	$268,817

(1)	Available-for-sale equity securities are included in “Other investments” on the accompanying Condensed Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of September 30, 2008 and December 31, 2007. The carrying value at September 30, 2008 and December 31, 2007, includes approximately $2.1 million and $2.8 million of unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, and will be amortized over the remaining life of the security through comprehensive income.

	September 30, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$64,470	$293	$(275)	$64,488
States and political subdivisions	229,233	427	(4,680)	224,980
Corporate securities	42,950	564	(566)	42,948
Mortgage-backed securities	150,818	618	(2,576)	148,860

Total held-to-maturity fixed-income securities	$487,471	$1,902	$(8,097)	$481,276

	December 31, 2007
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,510	$778	$(14)	$143,274
States and political subdivisions	133,851	2,160	—	136,011
Corporate securities	68,534	713	(1,283)	67,964
Mortgage-backed securities	152,767	192	(3,597)	149,362

Total held-to-maturity fixed-income securities	$497,662	$3,843	$(4,894)	$496,611

Those securities in the tables above that are in an unrealized or unrecognized loss position at September 30, 2008 or December 31, 2007 were determined to be in that position primarily as a result of changes in prevailing interest rates. All securities in an unrealized or unrecognized loss position at September 30, 2008 or December 31, 2007 were considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. In addition, all mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies. Based on the absence of significant negative factors regarding the issuer’s credit-worthiness, combined with the Company’s ability and intent to hold the securities above that are in an unrealized or unrecognized loss position until their maturity, or for a sufficient period of time to allow for the recovery of the securities market value, the decline in their market value is deemed to be temporary in nature. The Company did incur a pre-tax charge of $858,000 related to the impairment of CIT Group bonds in the first quarter of 2008. These bonds were subsequently sold in the second quarter of 2008.

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

Investments Measured at Fair Value on a Recurring Basis

Available-for-sale fixed-income securities — are recorded at fair value on a recurring basis. With the exception of U.S. Treasury securities, very few fixed-income securities are actively traded. Most fixed-income securities, such as government or agency mortgage-backed securities, tax-exempt municipal or state securities and corporate securities, are priced using a vendor’s pricing model and fall within Level 2 of the hierarchy. The Company has a small number of private placement fixed-income securities that may be valued using Level 2 or Level 3 inputs at a given reporting date depending on the timing and availability of observable input data from which pricing vendors can formulate a price based on their models.

Available-for-sale equity securities — are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Our financial assets with changes in fair value measured on a recurring basis at September 30, 2008 were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securities	$225,234	$—	$218,899	$6,335
Equity securities(1)	10,146	10,146	—	—

Total	$235,380	$10,146	$218,899	$6,335

(1)	Included in other investments on the accompanying Condensed Consolidated Balance Sheets.

The Company had no financial liabilities that it measured at fair value at September 30, 2008.

The changes in the balances of Level 3 financial assets for the nine months ended September 30, 2008, were as follows:

Available-for-Sale
Fixed-Income
Securities
(In thousands)

Balance at January 1, 2008	$6,911
Principal paydowns	(523)
Net unrealized depreciation included in other comprehensive income	(53)

Balance at September 30, 2008	$6,335

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures above, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing, at least annually, the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At September 30, 2008, the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

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

The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. When we discuss our future operating results or plans, or use words such as “will,” “should,” “likely,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in this report and our other reports filed with the Securities and Exchange Commission, including those listed in our most recent Annual Report on Form 10-K under “Item 1A — Risk Factors,” and the following:

•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.

•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

•	An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	A downgrade in the A.M. Best Company rating of our primary insurance subsidiary could reduce the amount of business we are able to write.

•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

•	Market illiquidity and volatility associated with the current financial crisis makes the fair values of our investments more difficult to estimate, and may have other unforeseen consequences that we are currently unable to predict.

•	The unpredictability of court decisions could have a material impact on our operations.

•	Our business could be adversely affected by the loss of one or more key employees.

•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

•	Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future cash dividends and share repurchases.

•	Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

•	Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.

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

Although we have not changed our accounting policies with respect to determining the fair values of our investment securities, we believe it is beneficial, given the recent market turmoil, to once again explain our accounting policies regarding the determination of the fair value of our investment securities.

The fair values of our investment securities are determined by following the guidance and hierarchy in SFAS No. 157. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and quoted bid or ask prices are just a few of the observable inputs utilized. Prices determined by the model are then compared with prices provided by other pricing vendors and against prior prices to confirm that deviations are within tolerable limits. If the pricing vendors are unable to provide a current price for a security, a fair value is developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).

We currently have only one Level 1 security in our investment portfolio, which is a publicly traded equity security. We have two Level 3 securities, one of which is valued by a pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify this security as a Level 3. The remaining Level 3 security is valued based on cash flow, interest rate and other assumptions made by us, and results in a fair value for the security that approximates its par value. The rest of our fixed-income security portfolio is valued in accordance with the processes and procedures discussed above and in Note 5 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report for Level 2 fair values.

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

Investment Yield:  Investment yield represents the average return on investments as determined by dividing investment income for the period by the average ending monthly investment balance for the period. As we use average month ending balances, the yield for certain individual asset classes that are subject to fluctuations in a given month, such as cash and cash equivalents, may be skewed slightly. However, we believe that when calculated for the cash and invested asset portfolio in its entirety, the overall investment yield is an accurate and reliable measure for evaluating investment performance. We calculate investment yields on both a pre-tax and net-of-tax basis. Pre-Tax investment yields are calculated using pre-tax investment income. Net-of-tax investment yields are calculated using after-tax investment income, which is pre-tax investment income, less tax expense, calculated at the statutory rate, on taxable investment income. Our calculation of investment yields may differ from those employed by other companies.

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

As a way of evaluating our capital management strategies we measure and monitor our return on equity, or ROE, in addition to our results of operations. We measure ROE as our net income for the period, annualized if necessary, divided by our total shareholders’ equity as of the beginning of the period. Other companies sometimes calculate ROE by dividing annualized net income by an average of beginning and ending shareholders’ equity. Accordingly, the ROE percentage we provide may not be comparable with those provided by other companies. We also use a modified version of ROE as the basis for determining performance-based compensation.

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

Results of Operations — Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and nine-months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$37,820	$45,213	$(7,393)	(16.4)%

Net premiums written	$36,257	$43,626	$(7,369)	(16.9)%

Net premiums earned	$30,497	$35,516	$(5,019)	(14.1)%
Losses and loss adjustment expenses
Current year losses	24,085	26,191	(2,106)	(8.0)%
Prior year losses	(7,548)	(7,958)	410	(5.2)%

Total	16,537	18,233	(1,696)	(9.3)%
Underwriting expenses	6,366	7,275	(909)	(12.5)%

Total underwriting gain	7,594	10,008	(2,414)	(24.1)%
Other revenue (expense) items
Investment income	8,886	10,737	(1,851)	(17.2)%
Net realized losses	22	(73)	95	(130.1)%
Other income	158	186	(28)	(15.1)%
Other expenses(1)	(990)	(1,361)	371	(27.3)%

Total other revenue and expense items	8,076	9,489	(1,413)	(14.9)%

Income before federal income taxes	15,670	19,497	(3,827)	(19.6)%
Federal income tax expense	4,502	6,216	(1,714)	(27.6)%

Net income	$11,168	$13,281	$(2,113)	(15.9)%

Loss Ratio:
Accident year	79.0%	73.7%		5.3%
Prior years	(24.8)%	(22.4)%		(2.4)%

Calendar year	54.2%	51.3%		2.9%
Underwriting expense ratio	20.9%	20.5%		0.4%
Combined ratio	75.1%	71.8%		3.3%
Pre-tax investment yield	4.21%	4.93%		(0.7)%
Net-of-tax investment yield	3.25%	3.56%		(0.3)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

	For the Nine Months Ended September 30,
			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written	$97,935	$109,362	$(11,427)	(10.4)%

Net premiums written	$93,931	$105,487	$(11,556)	(11.0)%

Net premiums earned	$93,564	$105,444	$(11,880)	(11.3)%
Losses and loss adjustment expenses
Current year losses	73,373	78,632	(5,259)	(6.7)%
Prior year losses	(22,971)	(25,121)	2,150	(8.6)%

Total	50,402	53,511	(3,109)	(5.8)%
Underwriting expenses	20,005	22,202	(2,197)	(9.9)%

Total underwriting gain	23,157	29,731	(6,574)	(22.1)%
Other revenue (expense) items
Investment income	28,078	33,066	(4,988)	(15.1)%
Net realized losses	(686)	(139)	(547)	393.5%
Other income	553	574	(21)	(3.7)%
Other expenses(1)	(3,322)	(4,030)	708	(17.6)%

Total other revenue and expense items	24,623	29,471	(4,848)	(16.5)%

Income before federal income taxes	47,780	59,202	(11,422)	(19.3)%
Federal income tax expense	14,195	19,083	(4,888)	(25.6)%

Net income	$33,585	$40,119	$(6,534)	(16.3)%

Loss Ratio:
Accident year	78.4%	74.5%		3.9%
Prior years	(24.5)%	(23.8)%		(0.7)%

Calendar year	53.9%	50.7%		3.2%
Underwriting expense ratio	21.4%	21.1%		0.3%
Combined ratio	75.3%	71.8%		3.5%
Pre-tax investment yield	4.43%	5.05%		(0.6)%
Net-of-tax investment yield	3.32%	3.59%		(0.3)%
Return on beginning equity (annualized)	17.0%	19.9%		(2.9)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

Overview

Net income for the three and nine-month periods ended September 30, 2008 was less than the same periods of 2007 by $2.1 million and $6.5 million, respectively. The decreases in net income were largely attributable to decreases in the amount of favorable development on prior years’ loss reserves recognized during the three and nine months ended September 30, 2008, compared with 2007, as well as decreases in our net premiums earned and investment income. Partially offsetting these negative influences on net income were decreases in current accident year incurred losses, underwriting expenses and interest expense.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2008	2007	Dollar	Percentage	2008	2007	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Direct premiums written Michigan	$14,030	$16,898	$(2,868)	(17.0)%	$33,279	$36,312	$(3,033)	(8.4)%
Illinois	11,407	12,944	(1,537)	(11.9)%	27,213	30,281	(3,068)	(10.1)%
Ohio	5,093	7,087	(1,994)	(28.1)%	17,370	21,138	(3,768)	(17.8)%
New Mexico	5,207	5,842	(635)	(10.9)%	14,231	14,794	(563)	(3.8)%
Kentucky	809	987	(178)	(18.0)%	3,520	4,343	(823)	(19.0)%
Other	1,274	1,455	(181)	(12.4)%	2,322	2,494	(172)	(6.9)%

Total	$37,820	$45,213	$(7,393)	(16.4)%	$97,935	$109,362	$(11,427)	(10.4)%

Net premiums written	$36,257	$43,626	$(7,369)	(16.9)%	$93,931	$105,487	$(11,556)	(11.0)%

Ratio of net premiums written to direct	95.9%	96.5%		(0.6)%	95.9%	96.5%		(0.6)%

The medical malpractice insurance market remains highly competitive. However, we retained 87% of our insureds whose policies expired during the first nine months of 2008. Overall, our insured physician count was down 1.2% to 9,108 at September 30, 2008, compared with 9,217 at December 31, 2007. When compared with September 30, 2007, our insured physician count has decreased 2.2%. The decreases in the insured physician count were mostly the result of the competitive nature of select markets, especially Ohio. Our average in-force premium has decreased 7.0% to approximately $13,260 at September 30, 2008, from $14,260 at December 31, 2007, and 9.3% from $14,620 at September 30, 2007. The decreases in the average in-force premium were primarily the result of rate decreases we have taken in virtually all of our geographic markets.

The rate decreases taken recently have been in response to favorable claim trends noted in virtually all markets of the medical professional liability industry, causing other carriers to lower their rates as well, and increasing overall competition in the industry. We anticipate that the medical professional liability insurance pricing environment will remain highly competitive in the near future, and if current claim trends hold, additional premium rate decreases are likely. However, we plan to adhere to our philosophy of underwriting discipline and adequate pricing, focusing on retaining our quality book of business, rather than pursuing premium growth in this soft market cycle.

The decreases in net premiums written were relatively consistent with the decreases in direct premiums written, both resulting primarily from the rate decreases in most of our markets and, to a lesser extent, the decline in our insured physician count. Accordingly, as a percentage of direct premiums written, net premiums written has remained around 96% in the first nine months of 2008 and 2007. The terms of our 2008 reinsurance treaty are very similar to those in the 2007 treaty, both in terms of coverage and premium rates. However, there was a small increase, approximately 0.5%, in the premium rate charged in 2008 compared with 2007.

Net premiums earned decreased 14.1% and 11.3% during the three and nine months ended September 30, 2008 compared with the same periods of 2007. As premiums are earned pro rata over the policy term, typically one year, differences in the percentage change in written and earned premiums are due to the time lag between when premiums are written verses earned.

Loss and Loss Adjustment Expenses

Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, for the third quarter of 2008 decreased $1.7 million compared with the third quarter of 2007. For the nine months ended September 30, 2008, losses incurred decreased $3.1 million. The calendar year loss ratio for the three and nine months ended September 30, 2008 were 54.2% and 53.9%, respectively, compared with 51.3% and 50.7% during the same periods of 2007. Due to the effect that actuarial estimates of loss reserves have on incurred losses, there are many judgments, assumptions and variables that impact the amount of incurred losses we report in any given period. However, when evaluating our losses, we believe it is useful to focus on three key components: 1) the change in the current accident year loss ratio, 2) the change in net premiums earned during the period, as current accident year losses incurred are a product of net premiums earned and the current accident year loss ratio, and 3) the change in the amount of development, favorable or unfavorable, on prior years’ loss reserves recognized during the period.

The accident year loss ratios for the three and nine months ended September 30, 2008 were 79.0% and 78.4%, respectively. The accident year loss ratios in 2008 increased 5.3% and 3.9%, respectively, from the same periods a year ago. An increase in the accident year loss ratio is generally expected in periods of declining premium rates as there are fewer premium dollars to cover the same relative loss exposure. Our accident year losses for the third quarter and year-to-date periods of 2008 decreased $2.1 million and $5.3 million, respectively, compared to the same periods last year. The decreases in the actual accident year loss dollars were the result of our reduced insured physician counts as well as an improvement in loss trends.

Favorable development on prior years’ loss reserves for the third quarter and year-to-date periods of 2008 were $7.5 million and $23.0 million, respectively. These amounts represent decreases of $0.4 million and $2.2 million, respectively, compared to 2007. Of the $23.0 million of favorable development recognized year-to-date in 2008, approximately $7.6 million was related to Florida and Nevada, two markets where we initiated our exit in 2002 and 2003, respectively. The favorable development in these markets was the result of the closure of approximately 50% of our open claims in both Florida and Nevada, with many of the claims being closed having little or no payment activity. Favorable development in other markets in 2008 was the result of continued stable trends in reported claim frequency and paid loss severity.

Reported claims in the third quarter of 2008 were 233, which relatively consistent with the average reported claim count for the last eight quarters of 243. The average over the last 20 quarters, however, was 334, indicating that the decline in reported claim frequency has leveled off as expected. Our paid loss severity also remained relatively stable in the third quarter of 2008. We measure paid loss severity as the average net paid loss and loss adjustment expense per claim closed with payment over a four quarter trailing period. This average was $69,200 in the third quarter of 2008, compared with averages of $65,100 and $65,400 over the last eight quarters and 20 quarters respectively. While the third quarter 2008 paid loss severity average was slightly higher than the eight and 20 quarter averages, this statistic is prone to fluctuate in a given quarter due to the nature of medical professional liability claims, which tend to be low volume and high dollar value. Our average paid loss severity for the third quarter of 2008 remained well within the range of the high and low paid loss severity averages over the last 20 quarters of $78,800 and $56,600, respectively.

We believe that our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of September 30, 2008. However, should actual loss trends continue to develop more favorably than our estimates, we likely will experience additional favorable development in future periods. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the stable claim trends we have been experiencing, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.

Underwriting Expenses

The decreases in underwriting expenses were primarily attributable to the declines in our premium volume and the corresponding decline in those expenses that vary with premium volume. The underwriting expense ratio for the third quarter increased 0.4% to 20.9%, compared to 20.5% in the third quarter of 2007. The underwriting expense ratio increased 0.3% to 21.4% for the nine months ended September 30, 2008, from 21.1% for the same period of

2007. These increases were also primarily attributable to our decline in premiums, as we had a lower premium base over which to spread underwriting costs that do not vary with premium volume, such as depreciation, property taxes and other overhead related costs, as well as certain personnel related expenses.

We anticipate that our underwriting expense ratio will increase approximately 1% to 2% in 2009 as we launch our new policy and claims system. Many of the costs related to this project have been capitalized over the last 18 months. With the launch of certain aspects of this new system in the fourth quarter of 2008, and with the remaining portions of the system coming on-line in the first half of 2009, we will begin to amortize those costs that we have capitalized. In addition, salary and benefit costs associated with internal staff who have worked on the development project will no longer be capitalized, which will further increase the underwriting expense ratio. While we believe that the new system will allow us to operate our business more efficiently, thus ultimately enabling us to reduce expenses.

Investment Income

Investment income was down $1.9 million for the third quarter of 2008 and down $5.0 million year-to-date compared to the comparable periods a year ago. There were three factors driving the decreases in investment income. The first factor was the continuing decline in short-term interest rates that started in the third quarter of 2007. This accounted for approximately $2.1 million of the year-to-date decrease. The second factor was that we have continued to increase the allocation of our investment portfolio to tax-exempt securities in 2008. Year to date in 2008, we have purchased $118.0 million of tax exempt securities, while we have had approximately $157.8 million of taxable corporate and government agency securities that matured, were called, sold or paid down during 2008. This shift from higher-yielding corporate and government agency securities to lower-yielding tax exempt securities accounted for approximately $2.2 million of the year-to-date decrease. Third, our average invested asset balance for the first nine months of 2008 was approximately $27.1 million less than during the same period of 2007, primarily due to share repurchases and shareholder dividends, partially offset by cash generated from operations. This lower invested asset balance accounted for approximately $0.9 million of the year-to-date decrease in investment income. The decrease in investment income quarter over quarter was attributable to these same factors. We anticipate that pre-tax investment income will continue to decrease throughout 2008 as a result of the lower short-term interest rates and the increased allocation of our portfolio to tax-exempt securities. However, the impact on net income of the increase in tax-exempt securities should be relatively neutral as a result of the added tax savings.

Net Realized Losses

The increase in net realized losses during the nine months ended September 30, 2008, was attributable to a pre-tax charge of $858,000 related to the other-than-temporary impairment of CIT Group bonds in the first quarter of 2008. Although we believed that the ultimate collectability of these securities was not at issue, consistent with our philosophy of maintaining a strong, high-quality asset base and thereby protecting the strength of our financial position, we elected to dispose of the securities in question to mitigate any further down-side risk that could result from continued declines in the market value of the securities. Accordingly, we disposed of the securities early in the second quarter of 2008, incurring no additional losses upon disposition beyond the impairment recorded in the first quarter of 2008.

Other Expenses

Other expenses decreased $0.4 million in the third quarter of 2008 and $0.7 million year-to-date compared to the same periods a year ago. The decreases were primarily attributable to decreases in short-term interest rates, which reduce the amount of interest expense associated with our long-term debt. We repaid $5.0 million of our outstanding $30.9 million in long-term debt in the third quarter of 2008, which should reduce the amount of interest expense in the fourth quarter of 2008 and subsequent periods by approximately $100,000 per quarter, based on the rates in effect for the third quarter of 2008.

Income Taxes

The effective tax rate for the third quarter of 2008 was 28.7%, compared to 31.9% in the third quarter of 2007. The decrease in the effective tax rate was the result of the increased allocation of our investment portfolio to tax-exempt securities. The year-to-date decrease in the effective tax rate to 29.7%, from 32.2% a year ago, was not as dramatic as the decrease noted in the third quarter of 2008 as the purchase of tax-exempt securities in 2008 occurred primarily late in the first quarter and in the second quarter.

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

Parent Company

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. In accordance with the dividend limits, dividend payments totaling $63.1 million could be made in 2008 by our American Physicians subsidiary without prior regulatory approval. We have notified the State of Michigan Office of Financial and Insurance Regulation of our plans to cause our American Physicians Subsidiary to pay approximately $50 million in dividends to APCapital prior to the end of 2008. As of September 30, 2008, $40 million of the planned $50 million had been paid. At September 30, 2008, APCapital’s cash and cash equivalent resources totaled approximately $47.7 million.

We paid quarterly cash dividends of $0.10 per common share on March 31, 2008, June 30, 2008 and September 30, 2008, totaling approximately $2.9 million for the three quarters. On October 30, 2008, the Board of Directors declared a fourth-quarter cash dividend of $0.10 per common share payable on December 31, 2008 to shareholders of record on December 12, 2008, which is expected to result in a total payout of slightly less than $1.0 million.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

We continued to repurchase shares of our outstanding common stock during the first three quarters of 2008. A total of 545,600 shares were repurchased at a cost of $23.5 million, or $43.12 per share. In October 2008 we repurchased an additional 230,570 shares under our Rule 10b5-1 Plan at a total cost of $8.8 million, or $38.37 per share. The increase in our share repurchase activity in October is the result of recent decreases in the market price of APCapital’s stock and the operation of the repurchase formula provisions of the Rule 10b5-1 Plan. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase programs.

In May 2008, our long-term debt became callable, and we repaid $5.0 million of the original $30.9 million principal amount in the third-quarter of 2008. We frequently evaluate our capital management strategies with the intention of providing the most value to APCapital shareholders and making prudent use of APCapital’s cash resources. Any decision to make further repayments would be based on such evaluations, as well as changes in our available cash resources, capital needs and other relevant factors.

Consolidated

Our net cash flow from operations was $25.7 million during the nine months ended September 30, 2008, a decrease of $13.7 million compared to $39.4 million for the same period of 2007. The decrease in cash provided by operations was primarily the result of a $15.4 million decrease in premium receipts due to our declining premium volume, and a $3.6 million decrease in interest receipts from our investment portfolio, due to lower short-term interest rates and an increase in lower interest tax-exempt securities. Partially offsetting the decrease in cash from operations caused by the aforementioned items was an increase in cash from operations of $6.3 million as a result of fewer paid loss and loss adjustment expenses during the first nine months of 2008, compared with the same period a year ago.

At September 30, 2008, we had $118.6 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, at September 30, 2008, we had $21.0 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next year. On a longer-term basis, we attempt to match the projected payments of our claims obligations with the maturities of our long-term fixed-income security portfolio. Accordingly we have $180.9 million, $257.0 million, and $101.6 million of available-for-sale and held-to-maturity fixed-income securities that mature in the next one to five years, five to 10 years, and more than 10 years, respectively. In addition, we have $150.9 million of mortgage-backed securities that provide periodic principal repayments.

Financial Condition

In evaluating our financial condition, two factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulatory requirements and support our current A.M. Best Company rating, which currently stands at A- (Excellent), and second, the adequacy of our reserves for unpaid loss and loss adjustment expenses.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at September 30, 2008 remains strong, at approximately $213.2 million. This results in a net premium written to surplus ratio of 0.56:1 based on $119.2 million of net premiums written in the 12 months ended September 30, 2008. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premiums written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. Our net leverage ratio, which is the sum of the net premiums written and net liabilities divided by statutory surplus at September 30, 2008, was 3.6. The net leverage ratio is used by regulators and rating agencies to measure a company’s combined exposure to pricing errors and errors in the estimation of its liabilities, net of reinsurance, in relation to its surplus. Generally, a ratio of less than 6.0 is acceptable for long-tailed casualty line carriers.

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

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of September 30, 2008, and December 31, 2007. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	September 30,	December 31,
	2008	2007	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$235,726	$252,017	$(16,291)	(6.5)%
Number of open claims	1,540	1,741	(201)	(11.5)%
Average net case reserve per open claim	$153,069	$144,754	$8,315	5.7%
Net IBNR reserves	$294,355	$281,310	$13,045	4.6%
Total net reserves	$530,081	$533,327	$(3,246)	(0.6)%

Medical professional liability total net reserves at September 30, 2008, were relatively unchanged from December 31, 2007. There have been 726 new claims reported to us in the first nine months of 2008 and we closed 927 claims during the same period. Of the 927 claims we closed, 183 were closed with no payment, 593 were closed with expense payments only, and 151, or 16.3%, were closed with an indemnity payment.

We have added $13.0 million to net IBNR reserves during the first nine months of 2008, primarily to cover future case reserve development as we have noted a moderate increase in the severity of claims reported to us recently. This increase in the severity of reported claims was expected, and was primarily the result of natural claim trends that indicate the severity of claims will typically increase when there is a trend of decreasing reported claim frequency, as it is assumed that those cases that continue to be reported are those with injuries of a more severe nature.

We have experienced $24.4 million of positive development on prior years’ medical professional liability net reserves in the nine months ended September 30, 2008. The favorable development was the result of claim trends related to frequency and severity that developed better than originally anticipated. An unusually large percentage of the claims closed in the first quarter of 2008 in Florida and Nevada closed with little or no payment activity, which resulted in approximately $7.6 million of the positive prior years’ development experienced so far in 2008.

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

Although we initiated our exit from workers’ compensation in 2003, and the last policy expired in the second quarter of 2005, workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Workers’ compensation net reserves at September 30, 2008, were $22.9 million compared with $25.6 million at December 31, 2007. Workers’ compensation net reserves have developed unfavorably in the first nine months of 2008 by $1.4 million, compared with $2.1 million during the same period of 2007. We had 220 open workers’ compensation claims at September 30, 2008, down 51, or 18.8%, from December 31, 2007.

As with medical professional liability reserves, there is a great deal of uncertainty inherent in workers’ compensation reserves estimates, and while we believe our estimate at September 30, 2008 is adequate, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, or that we will not later determine that our reserve estimates were inadequate.

Activity in the liability for unpaid loss and loss adjustment expenses for the nine months ended September 30, 2008 and the year ended December 31, 2007 was as follows:

	Nine Months
	Ended	Year Ended
	September 30, 2008	December 31, 2007
	(In thousands)

Beginning balance, gross	$664,117	$688,031
Less, reinsurance recoverables	(104,648)	(107,965)

Net reserves, beginning balance	559,469	580,066
Incurred related to
Current year	73,373	103,673
Prior years	(22,971)	(34,245)

	50,402	69,428

Paid related to
Current year	1,706	2,699
Prior years	54,647	87,326

	56,353	90,025

Net reserves, ending balance	553,518	559,469
Plus, reinsurance recoverables	99,218	104,648

Ending balance, gross	$652,736	$664,117

Development as a % of beginning net reserves	(4.1)%	(5.9)%

The $23.0 million of favorable development recorded during the nine months ended September 30, 2008 is not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Other Significant Balance Sheet Items

The following table shows the composition of our invested asset portfolio at September 30, 2008, and December 31, 2007.

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(In thousands)

U.S. Government and government agency securities	$64,470	7.6%	$145,021	16.9%
States and political subdivisions (tax-exempt) securities	380,588	45.0%	269,013	31.2%
Corporate securities	116,729	13.8%	193,037	22.5%
Mortgage-backed securities	150,918	17.8%	152,892	17.8%

Total fixed-income securities	712,705	84.2%	759,963	88.4%
Publicly traded equity securities	10,146	1.2%	6,516	0.8%
Statutory trusts	778	0.1%	928	0.1%
Investment real estate	4,200	0.5%	4,043	0.5%

Total other investments	15,124	1.8%	11,487	1.4%
Cash and cash equivalents	118,569	14.0%	87,498	10.2%

Total invested assets	$846,398	100.0%	$858,948	100.0%

Available-for-sale fixed-income securities (at fair value)	$225,234	31.6%	$262,301	34.5%
Held-to-maturity fixed-income securities (at amortized cost)	487,471	68.4%	497,662	65.5%

Total fixed-income securities	$712,705	100.0%	$759,963	100.0%

As interest rates declined in 2008, approximately $104 million of U.S. Government and corporate securities we held were called by the issuers in the first nine months of 2008. The proceeds received from these calls, along with various other maturities, sales and principal receipts, were primarily re-invested in tax-exempt securities, increasing the overall allocation of tax-exempt securities in our investment portfolio to 45.0% at September 30, 2008, compared with 31.2% at December 31, 2007. As mentioned in “ — Results of Operations,” we had one security that we deemed to be other than temporarily impaired in the first quarter of 2008 that resulted in a write-down of approximately $0.9 million. Overall, the overall credit quality of our investment portfolio remains very strong, with a weighted average (excluding approximately $6.3 million, or 0.9%, of private placement fixed-income securities) Standard & Poor’s credit quality rating of AA+ at September 30, 2008. For additional information regarding the risks inherent in our investment portfolio see Item 3, Quantitative and Qualitative Disclosures About Market Risk. In addition, we have included the detailed composition of our entire fixed-income security portfolio as Exhibit 99.1 to this report.

Assets, other than our cash and invested assets, decreased approximately $2.0 million from December 31, 2007. Reinsurance recoverables decreased $5.9 million due to the closure of several large claims in excess of our retention level, many with no indemnity losses paid. Offsetting the decrease in reinsurance recoverables was an increase in premiums receivable of $1.7 million, due to the timing of premium writings, as well as an increase in property and equipment of $2.3 million, primarily due to the capitalization of an additional $2.7 million of costs related to the development and implementation of a new policy and claims administration system, partially offset by depreciation.

On the liability and equity side of the balance sheet, total liabilities decreased $19.1 million from December 31, 2007. The majority of the decrease was related to our loss reserves and long-term debt, which decreased $11.4 million and $5.0 million, respectively. Our loss reserves are discussed in the section “— Reserves for Unpaid Losses and Loss Adjustment Expenses.” The decrease in long-term debt was the result of a principal payment of $5.0 million during the third quarter of 2008. Accrued expenses and other liabilities also decreased by approximately $3.4 million. Of the $3.4 million decrease, approximately $2.5 million relates to the payment of year-end bonus, pension and other miscellaneous year-end accruals in the first quarter of 2008.

Shareholders’ equity increased $4.6 million to $268.1 million at September 30, 2008. The increase was primarily the result of $33.6 million of net income, partially offset by the effect of share repurchases of $23.5 million and $2.9 million of shareholder dividends paid, as well as a $2.9 million decrease in unrealized gains, net of tax. Shares outstanding at September 30, 2008, were 9,594,712, a decrease of 533,028 from December 31, 2007, primarily due to the 545,600 shares of APCapital’s common stock we repurchased. Book value per share increased $1.92, or 7.4%, to $27.94 at September 30, 2008, from $26.02 at December 31, 2007.

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

At September 30, 2008, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At September 30, 2008, our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $6.3 million of private placement issues (which constitutes 0.9% of our fixed-income security portfolio), was considered investment grade. We define investment grade securities as those that have a Standard & Poor’s credit quality rating of BBB and above. The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s credit quality rating at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$370,514	51.9%	$506,774	66.7%
AA	247,179	34.7%	115,818	15.2%
A	65,376	9.2%	94,078	12.4%
BBB	23,302	3.3%	30,046	4.0%

	706,371	99.1%	746,716	98.3%
Private Placement	6,334	0.9%	13,247	1.7%

Total	$712,705	100.0%	$759,963	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, other than U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. The decreases in the AAA, A and BBB rating categories were primarily due to calls by the issuer, or maturities, of government-sponsored agency and corporate securities. The increase in AA rated securities was primarily the result of the additional $118.0 million of tax-exempt securities purchased subsequent to December 31, 2007.

We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. As a result of these reviews, we recorded a $0.9 million charge for other than temporary impairments related to certain securities in the first quarter of 2008. The impaired securities were disposed of early in the second quarter of 2008 at no additional loss.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 30.9%, or $150.8 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Between our available-for-sale and held-to-maturity security portfolios, we had mortgage-backed securities with a total carrying value of approximately $150.9 million at September 30, 2008. Substantially all of our mortgage-backed securities were issued by the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency and have support tranches designed to promote the predictability of principal repayment cash flows.

Quantitative Information About Market Risk

At September 30, 2008, our available-for-sale fixed-income security portfolio was valued at $225.2 million and had an average modified duration of 3.12 years, compared to a portfolio valued at $262.3 million with an average modified duration of 3.06 years at December 31, 2007. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at September 30, 2008 and December 31, 2007. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	September 30, 2008			December 31, 2007
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$212,609	$(12,625)	2.96	$248,140	$(14,161)	2.74
+1%	219,016	(6,218)	2.98	255,182	(7,119)	2.82
0	225,234		3.12	262,301		3.06
-1%	232,949	7,715	3.21	270,958	8,657	3.13
-2%	240,648	15,414	3.28	279,652	17,351	3.20

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

With the exception of the additional risk factor below, there have been no material changes in risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market illiquidity and volatility associated with the current financial crisis makes the fair values of our investments more difficult to estimate, and may have other unforeseen consequences that we are currently unable to predict.

Investment securities traded in active markets are valued at quoted market prices. All other investment securities are valued based on broker quotes or through the use of various pricing models that require the application of judgment in selecting the appropriate assumptions based on observable or unobservable market data. Volatile and illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are either over or understated compared with actual amounts that could be realized upon disposition or maturity of the security.

In addition, the ultimate effects of the recent market volatility, credit crisis, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the issuers of securities we hold, or reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with more orderly markets. This in turn could adversely and negatively affect our results of operations, liquidity or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2008:

				Maximum Dollar Value of
			Total Number	Shares that May Yet Be
	Total		of Shares	Repurchased Under the Plans or
	Number of	Average	Repurchased as	Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Rule 10b5-1
	Repurchased	per Share	Announced Plans	Plan(a)	Plan(b)

For the month ended July 31, 2008	28,000	$43.61	28,000	$21,760,730	$30,553,679
For the month ended August 31, 2008	50,400	$43.32	50,400	$21,409,312	$28,721,696
For the month ended September 30, 2008	51,200	$43.60	51,200	$21,409,312	$26,489,283
For the three months ended September 30, 2008	129,600	$43.49	129,600	$21,409,312	$26,489,283

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On October 29, 2007, the Company’s Board of Directors authorized the repurchase of an additional $20 million of its common shares in 2008 through December 31, 2008 pursuant to a plan under Rule 10b5-1. In addition, the Board authorized the rollover into the 2008 Rule 10b5-1 plan of any unused dollars allocated to the 2007 Rule 10b5-1 plan adopted by the Board in October 2006, which totaled $19.4 million at December 31, 2007. The Rule 10b5-1 plan share repurchases are made pursuant to a formula in the plan and are expected to continue until the entire authorizations are utilized, subject to conditions specified in the plan. On November 3, 2008, the Company’s Board of Directors authorized extending the 2008 Rule 10b-5-1 plan into 2009 by eliminating the December 31, 2008 expiration date. The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, but the plan will now expire only after all of the allocated dollars in the plan have been used. As of October 31, 2008, the Company had approximately $17.6 million remaining under the Rule 10b5-1 plan. The Company may terminate the 2008 Rule 10b5-1 plan at any time.

Item 5.	Other Information

(a) On August 27, 2008 American Physicians Assurance Corporation and SCW Agency Group, Inc. agreed to renew the Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., as amended (the “Agreement”), which was set to expire on December 31, 2008. The renewal is effective January 1, 2009, and extends the Agreement for an additional five-year term, through December 31, 2013. On October 16, 2008, the parties to the Agreement modified the Agreement to expand its coverage to business written in Ohio.

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
Frank H. Freund
Its: Executive Vice President, Treasurer
and Chief Financial Officer

Date: November 10, 2008

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.2		Amended and Restated Bylaws, as amended October 30, 2008(1)
10.54		Letters, dated July 16, 2008 and August 27, 2008, among American Physicians Assurance Corporation and SCW Agency Group, Inc. evidencing agreement to extend term of Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc.
**10	.55	Adoption of Master Agency Agreement, effective as of November 1, 2008, between American Physicians Assurance Corporation and SCW Agency Group, Inc. amending Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
99.1		Fixed-Income Security Detail of American Physicians Capital, Inc. and Subsidiaries’ Investment Portfolio as of September 30, 2008.

(1)	Filed as an Exhibit to APCapital’s Current Report on Form 8-K dated, November 5, 2008 and incorporated herein by reference.

**	Portions of this Exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.