Form 10-K
period 2008-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2009-03-12
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐     NO ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2008, based on $48.44 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Global Select Market), was approximately $411.4 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.

As of February 28, 2009 the registrant had 8,745,282 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders (the“Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

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

General

American Physicians Capital, Inc. is an insurance holding company that writes medical professional liability insurance through its primary subsidiary American Physicians Assurance Corporation, or American Physicians. Our principal offices are located at 1301 North Hagadorn Road, East Lansing, Michigan, 48823. Our website address is www.apcapital.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed. In addition, our code of ethics covering directors, officers and other employees, our corporate governance principles and Board committee charters, and insurance company statutory annual statement filings, which contain information regarding the detailed makeup of our investment portfolio are also available on our website. Information contained on our website does not constitute part of this report.

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

Medical professional liability direct premiums written in our five core markets represented approximately 98% of the Company’s total direct premiums written in 2008, 2007 and 2006, as shown in the table below.

	For the Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Total		Total		Total
	(In thousands)

Direct premiums written:
Michigan	$44,917	35.9%	$47,583	35.1%	$50,302	32.1%
Illinois	33,704	27.0%	35,160	26.0%	48,421	30.9%
Ohio	21,053	16.8%	25,751	19.0%	28,292	18.0%
New Mexico	18,565	14.8%	19,061	14.1%	20,759	13.2%
Kentucky	4,219	3.4%	5,053	3.7%	5,878	3.7%
All Other	2,560	2.1%	2,807	2.1%	3,228	2.1%

Total medical professional liability	$125,018	100.0%	135,415	100.0%	156,880	100.0%
Exited lines of business	—	0.0%	—	0.0%	(14)	0.0%

Total direct premiums written	$125,018	100.0%	$135,415	100.0%	$156,866	100.0%

Net premiums earned:
Medical professional	$124,275	77.1%	$138,917	75.9%	$149,790	75.2%
Exited lines of business	(7)	0.0%	6	0.0%	(102)	−0.1%

Total net premiums earned	124,268	77.1%	138,923	75.9%	149,688	75.1%
Investment income	36,864	22.9%	43,506	23.8%	45,253	22.7%
Realized (losses) gains	(658)	−0.4%	(111)	−0.1%	3,310	1.7%
Other income	730	0.4%	815	0.4%	1,031	0.5%

Total revenue	$161,204	100.0%	$183,133	100.0%	$199,282	100.0%

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

We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2008, we have approximately 9,050 policies in force in 7 states, with a concentration in our core Midwestern states of Michigan, Ohio, and Illinois, as well as Kentucky and New Mexico.

Marketing.  Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances, which primarily include medical society endorsements.

Our medical professional liability product line is marketed through approximately 48 agencies in six states, with one strategic agency, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency, collectively referred to as SCW. SCW accounted for approximately 30% of medical professional liability direct premiums written during 2008. This relationship is discussed in more detail in “Item 1- Business-Important Agency Relationship.”

The majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which makes us less vulnerable to changes in market conditions. In 2008 and 2007, our captive agents generated 45% and 44% of our premiums, respectively, independent agents generated 40% and 42%, respectively, and we produced 15% and 14% of premiums, respectively, on a direct basis without agent involvement. Our top ten agencies produced $81.7 million of direct premiums written, or 65% of total premium writings in 2008.

The Michigan State Medical Society, or MSMS, has endorsed American Physicians as its exclusive professional liability carrier of choice for 33 years. We compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is also endorsed by the Michigan Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.

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

Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 33 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk physicians to insure with American Physicians.

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

Statutory accounting principles require reserves to be reported net of reinsurance. Accounting principles generally accepted in the United States of America, or GAAP, require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, our statutory and GAAP reserves are identical, with the exception of DDR reserves of approximately $13 million and $15 million, at December 31, 2008 and 2007, respectively, which are required to be carried as unearned premium reserves for statutory accounting purposes.

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

The following table identifies our principal reinsurers, their percentage of our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2008. A.M. Best Company classifies an “A” rating as “Excellent” and an “A+” rating as “Superior.”

				% of 2008
		Amounts	2008 Total Ceded	Amounts
	A.M. Best	Recoverable From	Premiums	Recoverable From
Reinsurer	Rating	Reinsurers	Written	Reinsurers
	(Dollars in thousands)

Hannover Ruckversicherungs	A	$30,479	$1,357	34.5%
Munich Reins Amer	A+	17,397	32	19.7%
Transatlantic Reinsurance Company	A	8,406	5	9.5%

The recoverable from Hannover Ruckversicherungs, or Hannover, is secured by assets that Hannover maintains in Master U.S. Reinsurance Trust domiciled in New York. We are not aware of any collectability or credit issues with any of our reinsurers as of December 31, 2008.

Capital and Surplus.  To ensure the security of our policyholders, we must maintain an amount of qualifying assets in excess of total liabilities. This excess, or “surplus,” is the principal measure used by state insurance regulators, and rating agencies such as A.M. Best Company, to evaluate our financial strength. Medical professional liability insurers generally attempt to keep this surplus level at least equal to their annual net premiums written. The net premiums written to surplus ratio for our insurance subsidiaries was 0.59:1 at both December 31, 2008 and 2007.

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

A.M. Best Company Rating

A.M. Best Company, or A.M. Best, rates the financial strength and ability to meet policyholder obligations of our insurance subsidiaries. During 2008, our primary insurance subsidiary, American Physicians, received an upgrade in its A.M. Best rating from B++ to A- Our A.M. Best rating is the fourth highest of 15 rating levels. The A- rating is considered Excellent, and according to A.M. Best, companies rated A- are deemed “secure.” A.M. Best assigns an A- rating to insurers that have, on average, excellent balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders. An insurance company’s rating is a potential source of competitive advantage or disadvantage in the marketplace.

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

Commissions SCW receives on premiums it writes for APCapital’s insurance subsidiaries typically account for around 50% of its total revenues. Direct premiums written for us by SCW during 2008, 2007 and 2006 totaled $37.6 million, $43.1 million and $50.5 million respectively, representing 30.0%, 31.9% and 32.2% of the Company’s direct premiums written during such years. Commission expense we incurred related to SCW approximated $2.9 million, $3.3 million and $3.7 million in 2008, 2007 and 2006, respectively. The commission rates we have paid to SCW have been the same as the commission rates we paid to our other agents.

Effective January 2009, we renewed for another five years our contract with SCW. The agreement provides for American Physicians to be the exclusive medical professional liability carrier SCW represents in the states of Michigan, Illinois and beginning in October 2008, Ohio, subject to limited exceptions, such as a downgrade of our A.M. Best rating. We continue to have the right to appoint other agents in all three of these states. SCW may continue to represent other insurance companies in states other than Michigan, Illinois and Ohio for lines of business other than medical professional liability. The contract provides for SCW to be paid commissions consistent with the marketplace.

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

American Physicians is licensed to write insurance in a total of 16 states. However, our current focus of operations is on our core states in the Midwest and New Mexico.

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

Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of OFIR, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with OFIR, or the statutory net income, excluding realized gains, for the period covered by such annual statement. Accordingly, $48.0 million of dividends can be paid in 2009 without prior regulatory approval. However, as dividends totaling $63.0 million were paid in 2008, the $48.0 million that can be paid in 2009 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months.

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

A ratio of total adjusted capital to risk-based capital of less than 2.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0. The risk-based capital ratio for American Physicians has always exceeded 2.0. As of December 31, 2008, American Physicians’ risk-based capital base level was $44.3 million and its total adjusted capital was $194.3 million, for a ratio of 4.4.

IRIS Requirements.  The NAIC has also developed a series of 13 financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated reviews of annual and quarterly filings. In 2008, American Physicians did not generate any IRIS ratios that varied from values within the NAIC’s acceptable range.

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

Employees

As of December 31, 2008, we had 162 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Uncertainties Relating To Forward-Looking Statements

Our reports, filings and other public announcements contain certain statements that describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and industry based upon information currently available. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever possible, we have identified these statements with words such as “will,” “should,” “likely,” “believes,” “expects,” “anticipates,” “estimates,” “plans” or similar expressions. Our forward-looking statements are subject to risks and uncertainties and represent our outlook only as of the date of this report.

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

The medical professional liability insurance business tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly raising premium rates, tightened underwriting standards, narrowed coverage and the withdrawal of insurers from certain markets. Soft markets are usually characterized by relatively flat or slow-rising premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. The medical professional liability insurance market is currently in a soft market. Recent industry wide favorable claim trends and the accompanying competitive pressures they bring could adversely impact our ability to obtain rate increases we deem necessary to adequately cover insured risks, which could ultimately result in a decrease in premium volume as physicians currently insured with us elect to place their coverage elsewhere.

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

Market illiquidity and volatility associated with the current financial crisis makes the fair values of our investments increasingly difficult to estimate, and may have other unforeseen consequences that we are currently unable to predict.

Investment securities traded in active markets are valued at quoted market prices. All other investment securities are valued based on broker quotes or through the use of various pricing models that require the application of judgment in selecting the appropriate assumptions based on observable or unobservable market data. Volatile and illiquid markets increase the likelihood that investment securities may not behave in historically predictable manners, resulting in fair value estimates that are either over or understated compared with actual amounts that could be realized upon disposition or maturity of the security.

In addition, the ultimate effects of the recent market volatility, credit crisis, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the issuers of securities we hold, or reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with our historical practices in dealing with more orderly markets. This in turn could adversely and negatively affect our results of operations, liquidity or financial condition.

An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

We currently carry the endorsement of the Michigan State Medical Society, the New Mexico Medical Society, and other such organizations, which we believe provides us with a competitive advantage. If the endorsement of these organizations were to lapse, we could see a reduction in our premium volumes in markets such as Michigan and New Mexico, where such organizations carry influence. In addition, approximately 65% of our medical professional liability direct premiums written are produced by 10 agencies. One agency in particular, the SCW Agency Group, Inc., produced approximately 30% of our medical professional direct premiums written during each of the last three years. An interruption or change in the relationship with any of these agencies could adversely and materially impact the amount of premiums we are able to write.

If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

We use reinsurance arrangements to limit and manage the amount of risk we retain and stabilize our underwriting results. The amount and cost of reinsurance available to us is subject, in large part, to prevailing market conditions beyond our control. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in large part upon our ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Furthermore, we are subject to credit risk with respect to our reinsurers because reinsurance does not relieve us of liability to our insureds for the risks ceded to reinsurers. A significant reinsurer’s inability or refusal to reimburse us under the terms of our reinsurance agreements would result in a charge to income that could materially and adversely affect our results of operations and financial condition for the period in which the charge is incurred. The risk of a reinsurer defaulting on its obligations to us is typically greater in times of economic uncertainty, such as are currently being experienced around the world. Accordingly, we cannot be assured that we will continue to be able to obtain affordable reinsurance from creditworthy reinsurers.

Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

Approximately 98% of our total medical professional liability direct premiums written in 2008 were written in the states of Illinois, Michigan, Ohio, Kentucky and New Mexico. Because of this concentration, unfavorable business, economic or regulatory conditions in these states could adversely impact the amount of premiums we are able to write, the costs associated with loss settlement and other expenses.

A downgrade in the A.M. Best Company rating of our primary insurance subsidiary could reduce the amount of business we are able to write.

Rating agencies, such as A.M. Best Company, rate insurance companies based on financial strength as an indication of a company’s ability to meet policyholder obligations. Our primary insurance subsidiary, American Physicians, has an A.M. Best rating of A- (Excellent). An insurance company’s rating, and in particular its A.M. Best rating, can be a potential source of competitive advantage or disadvantage in the marketplace. Accordingly, a downgrade in our A.M. Best rating could adversely affect our position in the marketplace and could result in a reduction in the amount of business we are able to write.

Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

A significant portion of our assets are invested in interest bearing fixed-income securities. In recent years, we have earned our investment income primarily from interest income on these investments. A decrease in prevailing interest rates, as recently experienced, will reduce the return on our investment portfolio as we reinvest the proceeds of securities that mature at rates below those of the securities that mature and our cash and cash equivalent assets earn less interest. The reduced investment income will also reduce our operating cash flows. Conversely, an increase in interest rates would reduce the carrying value of our available-for-sale fixed-income securities as the market value of these securities is typically inversely related to interest rates, which could result in a charge to income if determined to be other than temporary. An increase in short-term interest rates would also increase the interest payments associated with our long-term debt as those obligations pay a variable rate of interest that is in part based on the three-month London Inter-Bank Offered Rate. Any of these consequences may have a material adverse effect on our revenues, cash flows and assets, including the amount of net unrealized appreciation on investments shown on our balance sheet.

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

We own our home office in East Lansing, Michigan which comprises approximately 89,000 square feet. In addition, we lease office space as needed in our major markets to provide a local presence. Our leases tend to be five to ten years in length. We currently lease and occupy a total of approximately 10,500 square feet of space in Chicago, Illinois and Albuquerque, New Mexico. We also own a parcel of investment property in East Lansing, Michigan as part of our investment portfolio.

Item 3.	Legal Proceedings

We are not currently subject to any material litigation. Though we have many routine litigation matters in the ordinary course of our insurance business, we do not expect these cases to have a material adverse effect on our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the three months ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities

The following table sets forth the high and low sale price per share of the common stock as reported on the Nasdaq Global Select Market and the dividends paid per share for the periods indicated.

	Sale Price		Dividends
	High	Low	per Share

2008
October 1 — December 31, 2008	$50.23	$28.93	$0.10
July 1 — September 30, 2008	50.49	40.00	0.10
April 1 — June 30, 2008	49.90	44.15	0.10
January 1 — March 31, 2008	48.31	37.01	0.10
2007
October 1 — December 31, 2007	$46.68	$37.92	$0.10
July 1 — September 30, 2007	42.00	31.25	0.10
April 1 — June 30, 2007	42.55	37.89	—
January 1 — March 31, 2007	40.88	35.27	—

Our Board declared a dividend of $0.11 per share payable March 31, 2009. Our current intention is to continue to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend on the availability of cash resources at APCapital, prevailing business conditions, our financial condition and results of operations, and such other factors as are deemed relevant by the Board of Directors. Our ability to pay dividends may be also contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.” In addition, under the documents relating to the debentures issued by APCapital, we would not be able to pay dividends during any period during which we delay our obligation to pay interest payments to the related trusts pursuant to our rights under those documents. See Note 9 of the Notes to Consolidated Financial Statements for further information regarding these debentures.

As of January 31, 2009, there were 107 shareholders of record and approximately 6,200 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.

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

			Total Number
	Total		of Shares	Maximum Number (or Approximate Dollar
	Number of	Average	Repurchased as	Value) of Shares that May Yet Be
	Shares	Price Paid	Part of Publicly	Repurchased Under the Plans or Programs
	Repurchased	per Share	Announced Plans	Discretionary Plan (a)	Rule 10b5-1 Plan(b)

For the month ended October 31, 2008	230,570	$38.37	230,570	21,409,312	$17,642,955
For the month ended November 30, 2008	334,600	$36.68	334,600	21,409,312	$5,368,855
For the month ended December 31, 2008	223,200	$38.34	223,200	21,409,312	$26,811,583
For the three months ended December 31, 2008	788,370	$37.64	788,370	21,409,312	$26,811,583
For the year ended December 31, 2008	1,333,970	$39.88	1,333,970	21,409,312	$26,811,583

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On October 29, 2007 the Board authorized the repurchase of an additional $20 million of the Company’s commons shares pursuant to a Rule 10b5-1 plan in 2008, as well as the rollover of any remaining unused dollars allocated to the 2007 plan. On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the paln have been used or at December 31, 2009. The Company may terminate the Rule 10b5-1 plan at any time.

Item 6.	Selected Financial Data

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

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Direct premiums written	$125,018	$135,415	$156,866	$185,511	$213,945

Net premiums written	$120,117	$130,808	$146,723	$157,382	$186,431

Net premiums earned	$124,268	$138,923	$149,688	$164,283	$200,579
Investment income	36,864	43,506	45,253	45,163	47,373
Net realized (losses) gains	(658)	(111)	3,310	2,033	1,551
Other income	730	815	1,031	1,387	1,177

Total revenues and other income	161,204	183,133	199,282	212,866	250,680
Losses and expenses:
Losses and loss adjustment expenses	65,311	69,428	100,458	127,124	177,786
Underwriting expenses	27,458	30,141	30,521	33,080	42,681
Investment expenses	1,032	910	845	1,411	2,460
Interest expense	2,196	3,139	3,057	2,518	1,895
Amortization expense	—	—	—	625	915
Other expenses	1,232	1,362	1,398	3,241	5,193

Total losses and expenses	97,229	104,980	136,279	167,999	230,930

Income before federal income tax (benefit) expense and minority interest	63,975	78,153	63,003	44,867	19,750
Federal income tax expense (benefit)(a)	18,779	25,362	19,816	(27,952)	(290)

Income before minority interest	45,196	52,791	43,187	72,819	20,040
Minority interest in net loss of consolidated subsidiary	—	—	—	(453)	(10)

Net income	$45,196	$52,791	$43,187	$72,366	$20,030

Net income per share — basic	$4.69	$4.82	$3.59	$5.65	$1.58

Weighted average shares outstanding — basic(b)	9,628	10,951	12,015	12,807	12,683
Net income per share — diluted	$4.60	$4.73	$3.52	$5.53	$1.53

Weighted average shares outstanding — diluted(b)	9,820	11,163	12,274	13,094	13,082
Cash dividends paid per share	$0.40	$0.20	$—	$—	$—

(a)	Federal income tax expense (benefit) includes expense of ($44.1) million and ($6.6) million in 2005 and 2004, respectively, related to the reversal, change in or establishment of a deferred tax valuation allowance.

(b)	Weighted average shares outstanding and the associated earnings per share amounts, both basic and diluted, have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance Sheet Data:
Total cash and investments	$830,648	$858,947	$875,276	$854,359	$858,098
Total assets	1,005,823	1,057,462	1,095,815	1,109,328	1,069,899
Total liabilities	751,786	793,905	827,005	845,475	865,575
Total GAAP	254,037	263,557	268,810	261,212	202,124
shareholders’ equity
GAAP Ratios:
Loss ratio	52.6%	50.0%	67.1%	77.4%	88.6%
Underwriting expense ratio(a)	22.1	21.7	20.4	20.1	21.3
Combined ratio	74.7	71.7	87.5	97.5	109.9
Statutory Data
Loss ratio	53.3%	49.2%	67.5%	77.6%	88.6%
Underwriting expense ratio(a)	24.2	23.7	22.3	22.7	23.8
Combined ratio	77.5	72.9	89.8	100.3	112.4
Surplus	$204,975	$221,595	$248,929	$240,135	$210,874
Ratio of statutory net premiums written to surplus	0.59 to 1	0.59 to 1	0.59 to 1	0.66 to 1	0.88 to 1

(a)	The statutory underwriting expense ratio shown in the table is calculated by dividing statutory underwriting expenses, which may differ from GAAP, by net premiums written. The GAAP underwriting expense ratio is calculated by dividing underwriting expenses, determined in accordance with GAAP, by net premiums earned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References to “we,” “our” and “us” are references to the Company.

The following discussion of our financial condition and results of operations contains certain forward-looking statements. See “Item 1 — Business — Uncertainties Relating To Forward-Looking Statements” elsewhere in this report for important information regarding forward-looking statements, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements and related Notes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s earnings in the period those estimates changed. The following policies are those we believe to be the most sensitive to estimates and judgments or involve revenue recognition. Our other accounting policies are described in Note 1 to our Consolidated Financial Statements.

Unpaid Losses and Loss Adjustment Expenses

Our Consolidated Financial Statements include estimated reserves for unpaid losses and loss adjustment expenses related to our various insurance lines of business. Our actuaries utilize standard actuarial techniques to project ultimate losses. These projections are prepared using the Company’s data, including the number of claims reported and paid, and the average severity of reported and paid claims, as well as industry data. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Based on these quantitative as well as other qualitative factors, such as a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and the current reserving practices of the Company’s claims department, we select a “best estimate” of ultimate future losses, and then record this best estimate in the Company’s Consolidated Financial Statements. We receive an annual statement of opinion by an independent consulting actuary concerning the adequacy of our reserves, as required by insurance regulatory authorities.

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

Claim severity is often measured on a paid, reported and ultimate basis. Paid severity represents the cost of payments associated with loss settlement and is typically measured as an average of paid losses per claim closed, per claim closed with payment, and per claim closed with a loss settlement payment. Reported severity is usually measured as our average case reserve per open claim. Ultimate severity takes into account not only the severity of losses currently being paid and losses in our open claims inventory, but also a variety of qualitative and quantitative factors. One such factor considered by the actuaries with low-frequency, high-severity lines of business such as medical professional liability is a supposition that if fewer claims are reported to us, those claims are likely to have a higher average severity than the average severity of claims associated with a larger population of claims. Implicit in this supposition is an assumption that the claims that are still being reported to us are those of greater merit and potential severity, and the claims that are no longer being reported were the non-meritorious claims that were closed at little or no cost.

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

The various reserving methods described above produce a range of possible reserve amounts. The selection of the best estimate reserve within the range requires careful actuarial judgment and analysis of diagnostic statistics such as those described above. In an effort to better explain the inherent uncertainty in our net loss and loss adjustment expense reserves, we have developed a reasonable range of estimates around the net carried reserves as of December 31, 2008. The range is disclosed and explained in “— Financial Condition.”

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

The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded 8% of our recorded net reserves as of the beginning of the period, but they can materially affect our results of operations when an adjustment is made. Due to the current volatility of losses in the medical professional liability industry, adjustments were necessary in each of the last several years. See Note 8 of Notes to Consolidated Financial Statements for a table showing changes in the loss reserve during each of the last three years, which table is incorporated herein by reference.

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

We currently have only two Level 1 securities in our investment portfolio, which are publicly traded equity securities. We have two Level 3 securities, one of which is valued by a pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify this security as a Level 3. The other Level 3 security is valued based on cash flows, interest rate and other assumptions made by us, and results in a fair value for the security that approximates its par value. The rest of our fixed-income security portfolio consists of securities deemed to be Level 2, and are valued in accordance with the processes and procedures discussed above and in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this report for Level 2 fair values.

We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider a decline in fair value to be other than temporary. Investments which are considered to be other than temporarily impaired, or OTTI, are written down to their estimated fair value as of the end of the period in which the OTTI was noted and the amount written down is recognized as a current period expense. Subsequent recoveries in the fair value of impaired securities are not reported in income, but rather as unrealized gains, net of tax, in comprehensive income. Inherent in our evaluation of a particular security are assumptions and estimates about the operations of the issuer, and its future liquidity and earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

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

During 2008 we recorded an expense of $858,000 related to the impairment of bonds whose decline in fair value was deemed to be other than temporary. These bonds were subsequently sold in 2008, with a gain of $10,000, based on the new cost basis, recognized upon their sale. We recorded no expenses for OTTI charges during 2007.

At December 31, 2008 we had approximately $1.4 million of unrealized losses on our available-for-sale investment security portfolio and $1.5 million of unrecognized losses on our held-to-maturity investment security portfolio. Approximately $0.2 million of the held-to-maturity unrecognized losses pertained to securities that had been in an unrecognized loss position for more than twelve months. All unrealized or unrecognized losses at December 31, 2008 were considered to be interest rate related and temporary in nature. For further information regarding the nature and amounts of these unrealized and unrecognized losses, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Reserve for Extended Reporting Period Claims

A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement, or DDR, insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2008 and 2007, our recorded DDR reserves were $13.0 million and $15.0 million, respectively, which include a discount related to the present value calculation of approximately $3.6 million and $4.5 million, respectively.

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

Prior to 2006, a portion of the policyholder premium ceded to the reinsurers under our primary professional liability reinsurance contract was “swing-rated,” or experience rated, on a retrospective basis. These swing-rated contracts were subject to a minimum and maximum premium range to be paid to the reinsurers depending upon the extent of losses ultimately paid by the reinsurers. Under these treaties, we paid a provisional premium during the initial policy year, and recorded a liability that represented our best estimate of the additional premium due under the treaty based on the reinsurers’ expected ultimate experience under the treaty. As this estimated liability for future premium payments relied upon our ceded reserve estimates to project the reinsurers’ anticipated ultimate experience under the treaty, changes in our actuarially estimated ceded loss and loss adjustment expense reserves would also have an impact on the estimated liability for additional premiums. At December 31, 2008, we had a liability of $12.0 million recorded for additional premiums under these swing-rated treaties. This represents the maximum amount of additional premiums that could be due under such treaties.

Our reinsurance treaties effective on or after January 1, 2006, although no longer swing-rated, do contain profit sharing provisions. In accordance with these provision, if the reinsurers’ experience under the treaties is favorable, that is the treaties are profitable from the reinsurers’ perspective, a percentage of the reinsurers’ profit would be due back to us. Recorded ceded loss experience as of December 31, 2008 does not indicate that any such profit sharing is due back to us.

We commuted our 2005 medical professional liability reinsurance treaty agreement effective December 31, 2008. The $16.6 million of consideration under the commutation, consisting of $8.5 million in cash and the reduction of swing-rated premiums payable of $8.1 million, were recorded as a reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) in the current year. In connection with the commutation we released the reinsurers from their obligations under the treaty of $16.0 million (thereby increasing losses and loss adjustment expenses incurred). The net effect of the commutation was a decrease in losses and loss adjustment expenses of $633,000.

We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2008 all ceded contracts are accounted for as risk transferring contracts.

We review the financial stability of all of our reinsurers each quarter. This review includes a ratings analysis, as well as the most recent financial information, of each reinsurer participating in a reinsurance contract. At December 31, 2008, there were no known issues with the financial solvency of our reinsurers or their ultimate ability to pay amounts due to us. If we determine that the ultimate ability of a reinsurer is uncertain, we would be required to recognize a reserve and a corresponding expense in the period in which the determination is made. Our reinsurance arrangements are discussed in more detail in “Item 1. Business — Medical Professional Liability Operations” and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2008 Compared to 2007” and in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes

We estimate our income tax expense based on the best information available to us at year end. This income tax expense includes a provision for those income taxes that are currently payable, as well as a provision for the deferred impact of certain deductible and taxable temporary differences. In the months subsequent to the calendar year end, we prepare and file our income tax returns and evaluate any differences between the provisions we recorded in the previous year and the actual amounts per the filed tax returns. These “return to provision” differences are recorded as adjustments to income tax expense in the period in which they are identified. Return to provision adjustments for each of the three years ended December 31, 2008 were less than $50,000.

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

A determination must be made for deferred tax assets regarding whether it is more likely than not that sufficient taxable income will exist in future periods when deductible temporary differences are expected to reverse to enable the Company to realize the benefit of its deferred tax assets. If it is determined that it is more likely than not that sufficient taxable income will not exist, a valuation allowance must be recorded for the portion of deferred tax assets the Company likely will not realize. At December 31, 2008 and 2007 all deferred tax assets were deemed to be recoverable and no valuation allowance was recorded.

We record any excess tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

In addition, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, requires management to identify, estimate and disclose positions they have taken where the income tax treatment of the position taken is not 100% certain. Our evaluation of the deductibility or taxability of items included in the Company’s tax returns has not resulted in the identification of any material, uncertain tax positions.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs, or DAC, are those costs that vary with and are primarily related to the production of new or renewal business. Costs such as commissions and premium taxes are 100% related to new or renewal business production. Other costs, such as employee salaries, bonuses and benefits, must be allocated between that portion that pertains to new or renewal business production and that which does not. Such cost estimates are made on a department by department basis and are based on time studies.

These policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC; that is, the DAC must be recoverable. In evaluating the recoverability of DAC, we have made certain assumptions regarding the future amount and timing of costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income, at an assumed 4.0% yield, in determining the recoverability of DAC. Based on our analysis as of December 31, 2008, the DAC of $6.1 million carried on the Consolidated Balance Sheets, included elsewhere in this report, was deemed to be fully recoverable.

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

Loss Ratio:  This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The calendar year loss ratio uses all losses and loss adjustment expenses incurred in the current calendar year (i.e., related to all accident years). The accident year loss ratio, which is a non-GAAP financial measure, uses only those loss and loss adjustment expenses that relate to the current accident year (i.e., excludes the effect of development on prior year loss reserves). We believe the accident year loss ratio is useful in evaluating our current underwriting performance, as it focuses on the relationship between current premiums earned and losses incurred related to the current year. In the case of each loss ratio, calendar year or accident year, the lower the percentage, the more profitable our insurance business is, all else being equal.

Underwriting Expense Ratio:  This ratio compares our expenses to obtain new business and renew existing business, plus normal operating expenses, to our net premiums earned. The ratio is used to measure how efficient we are at obtaining business and managing our underwriting operations. The lower the percentage, the more efficient we are, all else being equal. Sometimes, however, a higher underwriting expense ratio can result in better business as more rigorous risk management and underwriting procedures may result in the non-renewal of higher risk accounts, which can in turn improve our loss ratio, and overall profitability. The determination of which expenses should be classified as underwriting expenses can vary from company to company. Accordingly, comparability of underwriting expense ratios among and between various companies may be limited.

Combined Ratio:  This ratio equals the sum of our loss ratio and underwriting expense ratio. The lower the percentage, the more profitable our insurance business is. This ratio excludes the effects of investment income. As the underwriting expense ratio is a component of the overall combined ratio, comparability between companies may be limited for the reasons discussed above.

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

In addition to these measures of operating performance, we also use certain measures to monitor our premium writings and price level changes. We measure policy retention by comparing the number of policies that were renewed during a given period with the number of policies that expired. This retention ratio helps us to measure our success at retaining insured accounts. We also monitor our insured physician count, which counts the number of doctor equivalents associated with all policies. For this purpose a corporation or ancillary health care provider on a policy is assigned a value of one doctor equivalent. When used in conjunction with the retention ratio, the insured physician count helps us to monitor the overall increase or decrease in insureds that comprise our premium base.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2008, 2007 and 2006 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

			2008 vs. 2007	Percentage		2007 vs. 2006	Percentage
	2008	2007	Change	Change (2)	2006	Change	Change (2)
	(Dollars in thousands)

Direct premiums written	$125,018	$135,415	$(10,397)	−7.7%	$156,866	$(21,451)	−13.7%

Net premiums written	$120,117	$130,808	$(10,691)	−8.2%	$146,723	$(15,915)	−10.8%

Net premiums earned	$124,268	$138,923	$(14,655)	−10.5%	$149,688	$(10,765)	−7.2%
Losses and loss adjustment expenses Current year losses	97,490	103,673	(6,183)	6.0%	113,338	(9,665)	8.5%
Prior year development	(32,179)	(34,245)	2,066	−6.0%	(12,880)	(21,365)	165.9%

Total	65,311	69,428	(4,117)	5.9%	100,458	(31,030)	30.9%
Underwriting expenses	27,458	30,141	(2,683)	8.9%	30,521	(380)	1.2%

Total underwriting gain	31,499	39,354	(7,855)	−20.0%	18,709	20,645	110.3%
Investment income	36,864	43,506	(6,642)	−15.3%	45,253	(1,747)	−3.9%
Net realized (losses) gains	(658)	(111)	(547)	−492.8%	3,310	(3,421)	−103.4%
Other income	730	815	(85)	−10.4%	1,031	(216)	−21.0%
Other expenses(1)	(4,460)	(5,411)	951	17.6%	(5,300)	(111)	−2.1%

Income before taxes and minority interest	63,975	78,153	(14,178)	−18.1%	63,003	15,150	24.0%
Federal income tax expense	18,779	25,362	(6,583)	26.0%	19,816	5,546	−28.0%

Net income	$45,196	$52,791	$(7,595)	−14.4%	$43,187	$9,604	22.2%

Loss Ratio:
Accident year	78.5%	74.6%	−3.9%		75.7%	1.1%
Prior years	−25.9%	−24.6%	1.3%		−8.6%	16.0%
Calendar year	52.6%	50.0%	−2.6%		67.1%	17.1%
Underwriting expense ratio	22.1%	21.7%	−0.4%		20.4%	−1.3%
Combined ratio	74.7%	71.7%	−3.0%		87.5%	15.8%
Beginning GAAP Equity	$263,557	$268,810	$(5,253)		$261,212	$7,598
Return on Equity	17.1%	19.6%	−2.5%		16.5%	3.1%

(1)	Other expenses includes investment expenses, interest expense, amortization expense, general and administrative expenses and other expenses as reported in the Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

2008 Compared to 2007.  Net income decreased $7.6 million, or 14.4%, from 2007 to 2008, primarily as a result of decreases in our underwriting gain ($7.9 million) and investment income ($6.6 million), partially offset by a $6.6 million decrease in federal income tax expense. The underwriting gain decrease was largely the result of a 3.9% increase in our accident year loss ratio, $2.1 million less favorable prior year development and a slight increase in our underwriting expense ratio. Our investment income decreased due to the purchase of additional tax-exempt securities, which have a lower pre-tax yield than comparable quality corporate or mortgage-backed securities, and decreases in short-term interest rates throughout 2008. The $6.6 million decrease in federal income tax expense was largely attributable to the $14.2 million decrease in pre-tax investment income. However, the aforementioned purchase of additional tax-exempt investment securities produced additional tax savings as well.

Premiums

The following table shows our direct premiums written by major geographical market as well as total net premiums written and earned for the years ended December 31, 2008 and 2007.

			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Medical professional liability:
Michigan	$44,917	$47,583	$(2,666)	−5.6%
Illinois	33,704	35,160	(1,456)	−4.1%
Ohio	21,053	25,751	(4,698)	−18.2%
New Mexico	18,565	19,061	(496)	−2.6%
Kentucky	4,219	5,053	(834)	−16.5%
All Other	2,560	2,807	(247)	−8.8%

Total direct premiums written	$125,018	$135,415	$(10,397)	−7.7%

Net premiums written	$120,117	$130,808	$(10,691)	−8.2%

% net to direct premiums written	96.1%	96.6%		−0.5%

Net premiums earned	$124,268	$138,923	$(14,655)	−10.5%

For the year ended December 31, 2008, direct premiums written were down $10.4 million, or 7.7% compared with 2007. The decrease in direct premiums written for 2008 was almost exclusively the result of premium rate reductions, which averaged 8.2% across all markets in 2008. This compares with a 7.8% decrease in 2007. Our retention ratio in 2008 was 87%, improving from 85% in 2007, and we ended 2008 with 9,068 insureds, down 1.6% from year end 2007.

Our average in-force premium decreased 6.1% to approximately $13,400 at December 31, 2008, from $14,300 at December 31, 2007. The decrease in the average in-force premium was primarily the result of the rate decreases discussed above, partially offset by the effect of new policies issued in 2008. New business production increased $2.4 million in 2008 to $10.7 million.

The rate decreases instituted over the last two to three years have been in response to favorable claim trends noted in virtually all markets of the medical professional liability industry. As these favorable claim trends appear to be industry wide, other medical professional liability insurers have lowered their rates as well, increasing the overall level of price competition in the industry. We anticipate that the medical professional liability insurance pricing environment will remain highly competitive in 2009, and that if current claim trends hold, additional premium rate decreases are likely. We plan to adhere to our philosophy of underwriting discipline and adequate pricing, and focusing on retaining our quality book of business. This strategy may result in the additional loss of premium volume. However, we remain focused on the overall underwriting results, and not merely top-line revenue growth.

The decrease in net premiums written was relatively consistent with the decrease in direct premiums written. The terms of our 2008 reinsurance treaty were very similar to those in the 2007 treaty, both in terms of coverage and premium rates. However, there was a small increase, approximately 0.5%, in the premium rate charged in 2008 compared with 2007, which accounted for the 0.5% decrease in net premiums written as a percentage of direct premiums written from 2007 to 2008. Our 2009 reinsurance treaty contains terms and rates that are similar to those of the treaty effective in 2008. As such, we anticipate that our net premiums written, as a percentage of direct, would remain at approximately 96%.

Net premiums earned decreased 10.5%, compared with the decrease in direct and net premiums written of 7.7% and 8.2%, respectively. The decrease in net premiums earned was greater than premiums written in 2008 due to the time delay between when premiums are written versus earned. Premiums are earned pro rata over the policy term, usually one-year. Therefore, premiums written in 2008 will be earned partially in 2008 and partially in 2009 depending on when the premium was written in 2008. Accordingly, the premiums earned in 2008 related to premiums that were written in 2008 and 2007, whereas premiums earned in 2007 were attributable to premiums written during 2007 and 2006.

Loss and Loss Adjustment Expenses

The following table shows the current year verses prior year composition of our net incurred loss and loss adjustment expenses for the years ended December 31, 2008 and 2007.

			Change
	2008	2007	Dollar	Percentage (1)
	(Dollars in thousands)

Losses and loss adjustment expenses
Current year losses	$97,490	$103,673	$(6,183)	6.0%
Prior year development	(31,546)	(34,245)	2,699	−7.9%

Subtotal	65,944	69,428	(3,484)	5.0%
Commutation impact on prior year losses	(633)	—	(633)

Total net incurred loss and LAE	$65,311	$69,428	$(4,117)	5.9%

Loss Ratio:
Accident year	78.5%	74.6%		3.9%
Prior years	−25.9%	−24.6%		−1.3%

Calendar year	52.6%	50.0%		2.6%

(1)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, decreased $4.1 million in 2008. Approximately $0.6 million of this decrease was the result of the commutation of our 2005 medical professional liability reinsurance treaty. As discussed in “-Critical Accounting Policies,” our reinsurance treaties for policy years 2005 and prior were swing-rated. As the swing-rated premiums under the 2005 treaty were accrued at the maximum, we recognized a gain on the commutation as the profit margin required by the reinsurers under the terms of the commutation was slightly less than additional accrued premiums.

Absent the gain on the commutation, incurred losses decreased $3.5 million. Of the $3.5 million decrease, $6.2 million pertained to the current accident year, while favorable development on prior accident years’ loss reserves decreased, resulting in a $2.7 million increase in net incurred losses. The decrease in current accident year losses was attributable to the decrease in net earned premium volume, partially offset by a 3.9% increase in the accident year loss ratio to 78.5% for 2008. The increase in the accident year loss ratio was due to the premium rate decreases taken in recent years, partially offset by the continued favorable development on prior years’ loss reserves.

Of the $31.5 million of 2008 favorable prior year development, excluding the $0.6 million effect of the 2005 treaty year commutation, $33.4 million was attributable to medical professional liability reserves, partially offset by

$1.9 million of unfavorable development on workers’ compensation reserves. This compares with $38.2 million of favorable development and $4.2 million of unfavorable development on medical professional liability and workers’ compensation loss reserves, respectively, in 2007.

As discussed in “— Critical Accounting Policies,” the effect of changes in claims frequency introduces a great deal of variability in our reserve estimation process. We have a practice of being cautious with the assumptions we make concerning emerging trends in claim frequency and severity and do not immediately reflect the impact that any short-term declines in frequency may have on our ultimate losses. In addition, because the historical claims data we use to project future expected results covers more than 30 years, the impact of recent claims trends is often moderated by the substantial pool of historical data. However, we have now experienced the trend of declining claim frequency and relatively stable paid loss severity for several years in a row, and as a result these trends will begin to be more fully reflected in our reserve assumptions.

As a result of the continued better than expected reported claim frequency and relatively stable paid loss severity, we again experienced favorable development on prior years’ medical professional liability loss reserves in 2008. While claim frequency has declined and paid loss severity remained consistent, our average net case reserves, a potential indicator of future paid claim severity, has been increasing over the last several years. The following table shows our reported claim frequency, average net paid loss and average net case reserve per open claim over the last five years. We calculate the average net paid loss by dividing net paid losses for the year by the number of claims closed with a payment, indemnity or expense.

			Average
	Reported	Average	Net Case
	Claim	Net Paid	Reserve per
	Frequency	Loss	Open Claim

2004	1,786	$59,300	$117,000
2005	1,513	75,900	122,400
2006	1,168	59,100	137,900
2007	952	67,500	144,800
2008	908	72,500	166,500

The adverse development on workers’ compensation prior years’ loss reserves is mostly attributable to increases in the medical portion of indemnity loss reserves on a small number of claims. With lines of business such as workers’ compensation where it can take a long time for claims to ultimately be resolved and settled, it is often difficult to ascertain whether increases in case reserves represent a strengthening of the case reserves or if the increases are indicative of an increase in the ultimate severity of the claims. While we believe that the reserve increases in 2008 represent reserve strengthening, we have taken a reasonably cautious approach with regard to the overall reserve levels, which is the reason for the adverse development in 2008.

As noted in the section “— Financial Condition, Reserves for Unpaid Loss and Loss Adjustment Expenses,” reserves are inherently uncertain and the ultimate cost to settle claims will likely be more or less than currently anticipated. Actual claim experience will dictate the magnitude and nature, whether favorable or unfavorable, of any future development. Our reserve estimate at December 31, 2008 reflects our best estimate of the future liability as of that date. However, if current trends continue, we believe that the actual claim experience is more likely to emerge favorably than unfavorably.

Underwriting Expenses

Underwriting expenses decreased $2.7 million, or 8.9%, in 2008. The decrease in underwriting expenses was primarily attributable to the decline in our premium volume and the corresponding decline in those expenses that vary with premium volume. The underwriting expense ratio increased 0.4% to 22.1% in 2008, from 21.7% in 2007. The increase in the underwriting expense ratio was also attributable to our decline in premiums, as we had a lower premium base over which to spread underwriting costs that do not vary with premium volume, such as depreciation, property taxes and other overhead related costs, as well as certain personnel related expenses.

We anticipate that our underwriting expense ratio will increase approximately 1% to 2% in 2009 as we launch our new policy and claims system. Many of the costs related to this project have been capitalized over the last

18 months. With the launch of certain aspects of this new system in the fourth quarter of 2008, and with the remaining portions of the system coming on-line in the first half of 2009, we have begun to amortize those costs that we have capitalized. In addition, salary and benefit costs associated with internal staff who have worked on the development project will no longer be capitalized, which will further increase the underwriting expense ratio. We believe that the new system will allow us to operate our business more efficiently, thus ultimately enabling us to reduce expenses in the future. For further discussion of the amortization expense relating to the system, see “— Property, Equipment and Depreciation” in Note 1 of the Notes to Consolidated Financial Statements.

Investment Income

Investment income decreased $6.6 million, or 15.3% in 2008. There were two primary factors driving the decrease in investment income. The first was the decline in short-term interest rates throughout 2008, which accounted for approximately $2.7 million of the decrease. The second factor was our continued purchase of tax-exempt securities in 2008. During 2008, we purchased additional tax exempt securities. These securities replaced higher-yielding, taxable corporate and government agency securities that matured, were called, sold or paid down during 2008. This shift from higher-yielding corporate and government agency securities to lower-yielding tax exempt securities accounted for approximately $3.8 million of the decrease in investment income. Overall our pre-tax investment yield for 2008 was 4.38%, a decrease of 62 basis points compared to a yield of 5.00% for 2007. On a net-of-tax basis, the decline in the investment yield was not as significant, dropping only 26 basis points to 3.31% for 2008, compared with 3.57% for 2007. While investment markets are likely to remain volatile in 2009, we believe our portfolio, with its emphasis on high-quality municipal, corporate and government agency mortgage-backed securities, is well positioned to provide solid returns in 2009.

Net realized losses of $0.7 million in 2008 were largely the result of a pre-tax charge of $0.9 million for the impairment of bonds issued by CIT Group. Although we believed that the ultimate collectability of these securities was not at issue, consistent with our philosophy of maintaining a strong, high-quality asset base and thereby protecting the strength of our financial position, we elected to dispose of the securities in question early in the second quarter of 2008 to mitigate any further down-side risk from continued declines in the market value of these securities. As the decision to sell the securities was made prior to the release of our first quarter 2008 results, the impairment charge was recorded in our first quarter 2008 results.

Other Expenses

Other expenses consisted of the following for the years ended December 31, 2008 and 2007.

			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Other expenses
Investment expenses	$1,032	$910	$122	13.4%
Interest expense	2,196	3,139	(943)	−30.0%
General and administrative expenses	1,185	1,410	(225)	−15.9%
Other	47	(48)	95	−198.0%

Total	$4,460	$5,411	$(951)	−17.6%

Other expenses decreased by approximately $1.0 million. The decrease was primarily attributable to the decrease in short-term interest rates, which reduced the amount of interest expense associated with our long-term debt. We repaid $5.0 million of our outstanding $30.9 million in long-term debt in the third quarter of 2008, which should reduce the amount of interest in subsequent periods by approximately $90,000 per quarter, based on the rates in effect for the fourth quarter of 2008. The decrease in general and administrative expenses was the result of reduced legal and other professional service expenses as we have worked to reduce these fees where possible.

Federal Income Taxes

The effective tax rate for 2008 was 29.4% compared with 32.5% for 2007. The decrease in effective tax rate was mostly the result of the increase allocation of our investment portfolio to tax-exempt securities. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report for a complete reconciliation of the effective tax rate.

2007 Compared to 2006.  Net income increased $9.6 million, or 22.2%, in 2007 compared to 2006, primarily as the result of favorable development on prior years’ loss reserves, which totaled $34.2 million in 2007 compared to $12.9 million in 2006. Partially offsetting the increase in favorable development were declines in realized gains and investment income, and an increase in federal income tax expense. Although net premiums earned decreased $10.8 million, this was largely offset by a $9.7 million decrease in current accident year losses and a $380,000 decrease in underwriting expenses. The decreases in accident year losses and underwriting expenses were largely the result of the lower premium volume. The significant amount of favorable prior year development experienced in 2007 was the result of favorable loss trends experienced throughout 2007.

Premiums

The following table shows our direct premiums written by major geographical market as well as total net premiums written and earned for the years ended December 31, 2007 and 2006.

			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Medical professional liability:
Michigan	$47,583	$50,302	$(2,719)	−5.4%
Illinois	35,160	48,421	(13,261)	−27.4%
Ohio	25,751	28,292	(2,541)	−9.0%
New Mexico	19,061	20,759	(1,698)	−8.2%
Kentucky	5,053	5,878	(825)	−14.0%
All Other	2,807	3,228	(421)	−13.0%

Subtotal	135,415	156,880	(21,465)	−13.7%
Exited lines of business	—	(14)	14	−100.0%

Total direct premiums written	$135,415	$156,866	$(21,451)	−13.7%

Net premiums written	$130,808	$146,723	$(15,915)	−10.8%

% net to direct premiums written	96.6%	93.5%		3.1%

Net premiums earned	$138,923	$149,688	$(10,765)	−7.2%

Direct premiums written decreased 13.7% in 2007. Overall our retention rate in 2007 was good, with 85% of policies that expired renewing. As a result of our retention ratio, our insured physician count decreased only 2.5% to 9,217 at December 31, 2007 from 9,454 at December 31, 2006. However, premium rates decreased an average of 7.8%, and there were minor changes in the composition of our book of business, especially in Illinois where we saw a decrease in the number of insureds representing higher-risk, higher-premium specialties. Although these accounts were largely replaced, they were replaced with policies that had a lower annual premium.

Net premiums written did not decrease as significantly as direct premiums written in 2007 as a result of an increase in our loss retention to $1 million in 2007, from $750,000 in 2006. As a result of our increased retention, our ceded premiums written as a percentage of direct premiums written decreased to 3.4% in 2007, from 6.5% in 2006.

Premiums are generally earned pro rata over the policy term, usually one-year, and as a result fluctuations in earned premiums typically lag fluctuations in written premium. Accordingly, net premiums earned during 2007 did not decline as much as net premiums written as we continued to earn in 2007 some of the higher premium volume that was written in 2006.

Loss and Loss Adjustment Expenses

The decrease in incurred loss and loss adjustment expenses from 2006 to 2007 was primarily attributable to $34.2 million of favorable development on prior years’ loss reserves in 2007, compared with $12.9 million in 2006. In addition, the reduced exposure resulting from the decline in net premiums earned accounted for approximately $8.2 million of the overall $31.0 million decrease. The remaining $1.5 million of the decrease in incurred losses was the result of a 1.1% decrease in the current accident year loss ratio, which decreased in spite of the overall 7.8% premium rate decrease due to the adjustment of the historical loss experience for the significant favorable prior year development recognized in 2007.

The favorable prior year development in 2007 was the result of continued positive trends in claim frequency and relative stability in average paid loss severity. Although we had experienced several consecutive years of declining claim frequency prior to 2007, we had been cautious with regard to recognizing its benefit on ultimate loss estimates. However, reported claims decreased an additional 18.5% in 2007 and we began to reflect the decline in claims frequency in our ultimate loss estimates as it appeared the decline was in fact a valid trend and not merely an anomaly.

Underwriting Expenses

Underwriting expenses decreased $380,000, or 1.2%, in 2007 compared with 2006. The decrease in underwriting expenses was largely attributable to the decline in net premiums earned, which decreased 7.2% in 2007 compared to 2006, partially offset by $668,000 of additional underwriting expense in 2007 for costs incurred in connection with the development of our new policy and claims system. These cost primarily related to activities that could not be capitalized, such as data migration.

Investment Income

Investment income decreased $1.7 million, or 3.9% in 2007 compared to 2006. The decrease in investment income in 2007 compared to 2006 was due to the same factors that caused the decrease in 2008 from 2007, principally decreasing short-term interest rates and the reinvestment of the proceeds from the maturity or call of higher-yielding corporate, government-sponsored agency and mortgage-backed securities in lower-yielding tax-exempt municipal bonds. Short-term rates did not start decreasing until late in the third quarter of 2007 and the turnover in our long-term bond portfolio was not as significant in 2007 as in 2008, so the impact of these items on 2007 investment income compared with 2006 was not as significant as the impact in 2008 compared to 2007. However, investment income in 2007 also suffered from a decrease in the undistributed earnings of equity method investees, which decreased from $0.8 million in 2006 to less than $0.1 million in 2007. The decrease in income attributable to equity method investees was the result of the sale of our investment in PIC-Florida in 2007 and the absence of gains from the sale of investment real estate property in our real estate LLC investment. The overall pre-tax yield on our cash and invested asset portfolio for 2007 was 5.00%, a decrease of 30 basis points when compared with a 5.30% yield for 2006. On a net-of-tax basis the overall yield for 2007 decreased only 12 basis points to 3.57% from 3.69% for 2006.

The net realized losses of $111,000 in 2007 were the result of a few individually insignificant security sales. The net realized gain of $3.3 million reported for the year ended December 31, 2006 was the result of the sale of some of our investment real estate, which resulted in a realized gain of $1.4 million. In addition, the sale of ProAssurance common stock, which we received in exchange for Physicians Insurance Company of Wisconsin, or PICW, stock in connection with ProAssurance’s acquisition of PICW in 2006, resulted in a realized gain of $2.1 million. These realized gains in 2006 were partially offset by approximately $178,000 of impairment charges.

Other Expenses

Other expenses for the years ended December 31, 2007 and 2006 consisted of the following.

			Change
	2007	2006	Dollar	Percentage
	(Dollars in thousands)

Other expenses Investment expenses	$910	$845	$65	7.7%
Interest expense	3,139	3,057	82	2.7%
General and administrative expenses	1,410	1,298	112	8.6%
Other	(48)	100	(148)	−148.0%

Total	$5,411	$5,300	$111	2.1%

The overall increase in other expenses was the result of moderate increases in investment expenses due to increased software license fees, and interest expense as a result of a minor increase in the variable interest rate on our $30.9 million of outstanding debt obligations. General and administrative expenses increased $112,000, primarily as a result of fees and other expenses incurred in connection with the exploration of select merger and acquisition activities. True “other” expenses, which consist of costs related to exit activities, such as termination benefits for our workers’ compensation employees or changes in estimated cash flows relating to sub-leased office space in Chicago, Illinois, actually produced revenue of $48,000 in 2007. This was primarily the result of a reduction in future estimated variable costs associated with leased office space in Chicago, Illinois.

Federal Income Taxes

The effective tax rate for 2007 was 32.5% compared to 31.5% for 2006. The increase in the effective tax rate, despite an increase in our tax-exempt security interest, was a function of the release of $560,000 of reserves for uncertain tax positions in 2006, which created a tax benefit, as well as an increase in tax expense in 2007 due to an increase in non-deductible expenses. The reserve for uncertain tax positions was released in 2006 upon the realization of a refund related to an amendment of a prior years’ tax return. The increase in non-deductible expenses in 2007 pertains primarily to executive compensation in excess of tax deductible limits.

Liquidity and Capital Resources

The primary sources of our liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers, proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt, the payment of cash dividends on APCapital common stock and the repurchase of APCapital’s outstanding common stock.

Based on historical trends, market and regulatory conditions and our current business plans, we believe that our existing resources and sources of funds, including possible dividend payments from our insurance subsidiaries to APCapital, will be sufficient to meet our short and long-term liquidity needs. However, these trends, conditions and plans are subject to change, and there can be no assurance that our available funds will be sufficient to meet our liquidity needs in the future. In addition, any acquisition or other extraordinary transaction we may pursue outside of the ordinary course of business could require that we raise additional capital.

Parent Company

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 19 of the Notes to Consolidated Financial Statements. Such cross-referenced information is incorporated herein by reference. In accordance with these limits, American Physicians could pay “ordinary” dividends to APCapital of approximately $48.0 million in 2009 without prior regulatory approval. However, the $48.0 million that may be paid in 2009 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months. Accordingly, no dividends may be paid, without prior regulatory approval, until the third quarter of 2009, at which time dividends of $25.0 million may be paid. The remaining $23.0 million in “ordinary” dividend payments are not permitted until December of 2009. At December 31, 2008, APCapital’s cash and cash equivalent resources totaled approximately $39.3 million.

We continued the repurchase of shares of our outstanding common stock in 2008. A total of 1,333,970 shares were repurchased in 2008 at a total cost of $53.2 million. See Note 12 of the Notes to Consolidated Financial Statements as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details regarding our share repurchase plans. Such cross-referenced information is included herein by reference.

In addition to our share repurchases, APCapital paid quarterly cash dividends of $0.10 per share in 2008, which totaled approximately $3.8 million for the year. On February 12, 2009, APCapital’s Board of Directors announced an increase in its quarterly cash dividend to $0.11 per share. The first quarter 2009 dividend is payable on March 31, 2009 to shareholders of record on March 13, 2009, and is expected to result in a total cash payout of approximately $0.9 million.

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

We made net federal income tax payments of approximately $15.2 million in 2008. Substantially all of our taxable income is generated by American Physicians. As such, in accordance with inter-company tax allocation agreements, it is primarily American Physicians responsibility to provide the cash resources to fund our tax obligations. APCapital generally has had a net positive cash flow from income taxes as it is reimbursed by its subsidiaries for the tax benefit of the loss it generates in accordance with inter-company tax allocation agreements.

At December 31, 2008, we had $25.9 million of long-term debt obligations, which are described in greater detail in Note 9 of the Notes to Consolidated Financial Statements. This debt is the obligation of APCapital and pays a variable interest rate of approximately 4.15% plus the three month LIBOR rate. In May 2008 this debt became callable, in whole or in part, and we repaid $5.0 million of the original outstanding $30.9 million in August 2008. We frequently evaluate our capital management strategies with the intention of providing the most value to APCapital shareholders and making prudent use of APCapital’s cash resources. Any decision to make further repayments would be based on such evaluations, as well as changes in our available cash resources, capital needs and other relevant factors.

Consolidated

Our net cash flow provided by operations was approximately $41.4 million for the year ended December 31, 2008, compared to $46.0 million provided by operations in 2007 and $56.0 million in 2006. The following table shows the composition of our net cash flows from operations for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(Dollars in thousands)

Cash from (for):
Premiums received	$125,294	$143,175	$162,841
Investment income collected	40,384	46,138	43,334
Loss and loss adjustment expenses paid	(73,293)	(85,373)	(95,690)
Commissions and other acquisition costs	(11,451)	(12,134)	(13,915)
Net reinsurance impact	6,159	2,172	(4,381)
Income taxes paid	(15,360)	(16,852)	(7,917)
Salaries and other employee costs	(18,642)	(18,448)	(17,586)
Other	(11,689)	(12,685)	(10,702)

Net cash flows from operations	$41,401	$45,993	$55,984

The decrease in premiums received was the result of the decreases in our direct premiums written primarily due to rate decreases as previously discussed. Loss and loss adjustment expense payments have also been steadily decreasing as our inventory of open claims has decreased over the last several years. Cash from investment income decreased in 2008 compared to 2007 primarily as a result of a decrease in short-term interest rates, as well as an increase in the allocation of our portfolio to tax-exempt securities, which had a lower coupon rate than the investment securities they replaced. Income taxes paid in 2008 were relatively consistent with 2007 as the benefit of minimum tax credits utilized in 2007 was mostly offset by lower taxable income in 2008. Taxes paid in 2006 were less than 2007 or 2008 due partially to lower taxable income and the utilization of our remaining 2003 net operating loss carryforwards. We experienced net positive cash flows related to our reinsurance program in 2007 for the first time in several years. This was primarily due to changes in our reinsurance treaty in 2007 that reduced our premium cessions. The increase in cash from reinsurance of $4.0 million in 2008 compared to 2007 was related to the commutation of our 2005 reinsurance treaty. At December 31, 2008 we had received approximately $4.8 million of the $8.6 million due from reinsurers as a result of the commutation. All other operating cash flow categories have remained relatively consistent and stable over the three year period ended December 31, 2008.

We have no material planned expenditures for the acquisition of assets, or other expenditures in 2009 and beyond, other than expenses incurred in the normal course of operations and the remaining costs associated with the development and implementation of a new policy and claims system. The original projected cash outflow associated with the project was expected to be approximately $6.0 million. Through December 31, 2008 the total cost of the project had reached approximately $7.0 million, which represented substantially all of the costs associated with the project.

At December 31, 2008, we had $101.6 million of cash and cash equivalents and approximately $222.9 million of available-for-sale fixed-income securities and $19.4 million of available-for-sale equity securities that could be sold to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of December 31, 2008, we had approximately $74.5 million, $163.8 million and $88.4 million of held-to-maturity fixed-income securities that mature in the next one to five years, five to ten years and more than ten years, respectively. We also have approximately $150.8 million of mortgage-backed securities that provide periodic principal repayments. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed-income securities.

Financial Condition

In evaluating our financial condition, three factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our current A.M. Best rating, which currently stands at A- (Excellent); second, the adequacy of our reserves for unpaid loss and loss adjustment expenses; and lastly the quality of assets our investment portfolio.

Statutory Capital and Surplus

At December 31, 2008 our statutory capital and surplus, which we refer to collectively as surplus, remained strong at approximately $205.0 million. This surplus level resulted in a net premiums written to surplus ratio of 0.59:1 based on $120.1 million of net premiums written. Surplus at December 31, 2007 was approximately $221.6 million, and our net premiums written to surplus ratio was also 0.59:1. The $16.6 million decrease in surplus in 2008 was due to $63.0 million of dividend payments made by American Physicians to APCapital, as well decreases in deferred income taxes and non-admitted assets totaling $3.5 million. Partially offsetting these decreases was an increase in surplus related to $49.1 million of net income and a $0.9 million increase in unrealized gains, net of tax. The Company’s Risk Based Capital and IRIS Ratios, other measures considered by regulators in evaluating the capital and surplus adequacy of our insurance subsidiaries are discussed under “Item 1. Business — Insurance Regulatory Matters.” Such cross referenced information is incorporated herein by reference.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table shows various claim statistics and reserve averages for our medical professional liability line of business at or for the years ended December 31, 2008, 2007 and 2006.

	At or For The Year Ended December 31,			% Change	% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Medical professional liability:
Number of reported claims	908	952	1,168	−4.6%	−18.5%
Number of open claims	1,418	1,741	2,256	−18.6%	−22.8%
Number of IBNR claims(1)	1,482	1,584	1,882	−6.4%	−15.8%
Average net case reserve per open claim	$166,500	$144,800	$137,900	15.0%	5.0%
Average net total reserve per open plus IBNR claim	186,200	160,400	133,400	16.1%	20.2%
Average net paid loss per claim closed with payment	72,500	67,500	59,100	16.7%	14.3%

(1)	IBNR claim counts are estimates based on actuarial projections.

Our open and reported claim counts continued to decrease in 2008. While our claim counts have continued to decrease, our average net case reserve per open claim increased 15% in 2008. Average net case reserves are one measure of the severity of claims currently in our inventory. Our medical professional liability net IBNR reserves have also been increasing over the last several years as a result of assumptions we have made in our actuarial projections regarding future case reserve development and ultimate claim severity. At the same time, the decrease in reported claims has led to a decrease in the number of actuarially projected IBNR claims, resulting in an even greater increase in the average net total reserve per open plus estimated IBNR claim than average net case reserve per open claim. However, this is appropriate from an actuarial standpoint as it is assumed that the ultimate cost of settling the IBNR claims will exceed the cost of settling claims in our current inventory due to loss cost inflation and other factors.

The following table shows our net case, IBNR and total reserves at December 31, 2008, 2007 and 2006 for our medical professional liability line of business, as well as our net total reserves for our other lines of business that are in run-off.

				% Change	% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In thousands)

Medical professional liability:
Net case reserves	$236,093	$252,017	$311,142	−6.3%	−19.0%
Net IBNR reserves	303,856	281,310	241,069	8.0%	16.7%

Total net reserves	539,949	533,327	552,211	1.2%	−3.4%
Other lines total net reserves	22,901	26,142	27,855	−12.4%	−6.1%

Total net reserves — all lines	$562,850	$559,469	$580,066	0.6%	−3.6%

Medical professional liability as a percentage of total	95.9%	95.3%	95.2%

Activity in the net liability for unpaid loss and loss adjustment expenses, including favorable development on prior accident years’ loss reserves and the reasons therefor, for the years ended December 31, 2008, 2007 and 2006 can be found in Note 8 of the Notes to Consolidated Financial Statements. Such cross-referenced information is included herein by reference.

The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1998 through 2007. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$371,982	$393,582	$413,954	$505,555	$542,026	$574,281	$590,342	$579,747	$580,066	$559,469	$562,850
Cumulative net paid as of:
End of year	85,290	95,471	124,479	161,770	181,658	142,633	130,793	96,971	87,326	58,918
Two years later	146,497	182,541	236,653	293,852	295,350	260,178	219,013	176,778	140,198
Three Years later	198,774	251,448	322,226	367,289	381,057	327,830	285,292	225,513
Four years later	231,748	292,766	363,871	420,662	426,928	377,435	329,887
Five Years later	251,810	312,968	390,450	443,256	455,880	409,304
Six years later	262,260	326,266	402,808	458,853	476,278
Seven Years later	271,563	333,843	411,337	470,469
Eight years later	275,451	338,799	417,556
Nine Years later	278,918	342,818
Ten Years later	281,836
Re-estimated Net Liability as of:
End of year	350,114	383,004	435,069	511,185	585,469	580,466	585,019	566,867	545,821	527,291
Two years later	334,827	373,400	449,871	538,980	590,665	583,246	572,569	538,466	515,836
Three Years later	313,248	374,729	458,846	540,239	592,617	575,222	551,067	515,035
Four years later	303,540	366,818	456,519	541,887	586,472	562,630	531,787
Five Years later	296,834	359,753	455,208	538,483	576,292	555,111
Six years later	291,144	359,400	458,062	534,753	577,099
Seven Years later	292,253	363,802	456,751	532,240
Eight years later	294,327	362,648	454,836
Nine Years later	293,238	361,014
Ten Years later	292,841
Net cumulative (deficiency) redundancy	79,141	32,568	(40,882)	(26,685)	(35,073)	19,170	58,555	64,712	64,230	32,178
Gross liability — end of year	422,987	457,072	483,273	597,046	637,494	672,495	690,825	685,714	688,031	664,118	644,396
Reinsurance Recoverables	51,005	63,490	69,319	91,491	95,468	98,214	100,483	105,967	107,965	104,649	81,546
Net Liability — end of year	371,982	393,582	413,954	505,555	542,026	574,281	590,342	579,747	580,066	559,469	562,850

Gross re-estimated liability — latest	373,323	440,354	537,739	631,125	676,364	654,667	626,056	611,403	619,793	628,250
Re-estimated reinsurance recoverables — latest	80,482	79,340	82,903	98,885	99,265	99,556	94,269	96,368	103,957	100,959
Net re-estimated liability — latest	292,841	361,014	454,836	532,240	577,099	555,111	531,787	515,035	515,836	527,291

Gross cumulative (deficiency) redundancy	49,664	16,718	(54,466)	(34,079)	(38,870)	17,828	64,769	74,311	68,238	35,868

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

The various reserving methods described in “— Critical Accounting Policies, Unpaid Losses and Loss Adjustment Expenses” produce a range of possible reserve amounts. In an effort to better explain the inherent uncertainty in our net loss and loss adjustment expense reserves, we have developed a reasonable range of estimates around the net carried reserves as of December 31, 2008, as shown below.

Net Loss and LAE Reserves
Low End	Recorded	High End
of Range	Reserves	of Range
(In thousands)

$518,725	$562,850	$595,004

There are several limitations to interpreting reserve ranges. There are macroeconomic effects that may impact the development of the reserves such as, but not limited to, tort reform, changes in the litigiousness of jurisdictions in which we write business, the influence of legislative actions, and changes in political philosophy. As a result of these factors, as well as the many other quantitative and qualitative factors described in “— Critical Accounting Policies, Unpaid Losses and Loss Adjustment Expenses,” there can be no assurance that reserves will develop within this range.

The reserve range is a normal distribution, meaning that reserves are more likely to develop around the center of the range, or carried reserves, and less likely as you approach either the high or low end of the range. However it is meaningful to note the potential variability in the Company’s net income before the effect of income taxes if actual claims experience were to emerge more favorably, the lower end of the range, or less favorably, the higher end of the range, than anticipated. The following table shows the effects on pre-tax net income if the carried reserves as of December 31, 2008 develop at the low or high end of the range.

Increase
(Decrease) in
Pre-tax Income
(In thousands)

Low end of range	$44,125
High end of range	$(32,154)

Investments

Our fixed-income investment security portfolio consists principally of high quality corporate, government-sponsored agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value(1)	Portfolio	Value(1)	Portfolio

U.S. government obligations	$64,458	9.1%	$145,021	19.1%
Tax-exempt municipal securities	384,607	54.6%	269,013	35.4%
Corporate securities	104,764	14.9%	193,037	25.4%
Mortgage-backed securities	150,862	21.4%	152,892	20.1%

Total fixed-income securities	$704,691	100.0%	$759,963	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.

Our tax-exempt municipal securities are all insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services. These bonds are general obligations and are backed by the full taxing authority of the city, county or state, and have a very low historical rate of default. Our mortgage-backed securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency and have support tranches designed to promote the predictability of principal repayment cash flows.

The following table shows the distribution of our fixed-income security portfolio by Standard & Poors’ credit quality rating at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$377,392	53.6%	$506,774	66.7%
AA	234,543	33.3%	115,818	15.2%
A	63,723	9.0%	94,078	12.4%
BBB	22,812	3.2%	30,046	4.0%

	698,470	99.1%	746,716	98.3%
Private Placement	6,221	0.9%	13,247	1.7%

Total	$704,691	100.0%	$759,963	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, other than U.S. Government and agency backed securities, in excess of $6 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. For additional information regarding the risks inherent in our investment portfolio see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

The increase in other investments to $24.3 million at December 31, 2008 from $11.5 million at December 31, 2007 was primarily attributable to the acquisition of additional equity securities. At December 31, 2008 our available-for-sale equity securities included in other investments had a fair value of approximately $19.4 million. These equity securities represent strategic investments in two insurance companies. These companies were identified as being undervalued and potentially a long-term strategic partner for us. Accordingly, we view these as long-term investments and part of our overall capital strategy. However, as they are marketable securities, they are subject to the volatility inherent in today’s equity markets. At December 31, 2008 both securities were trading above our cost basis. However, subsequent to December 31, 2008 their market values have declined significantly. While we view these as temporary declines and our long-term strategy has not changed, there could be the potential for other than temporary impairment charges in future periods should their market values not recover. See “Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” for additional information about the risks inherent in our equity security investments.

Other Significant Balance Sheet Items

Reinsurance recoverables decreased $20.6 million, or 19.2%, to $86.4 million at December 31, 2008. As noted in “— Results of Operations,” we commuted our 2005 medical professional liability reinsurance treaty effective December 31, 2008. The commutation resulted in a decrease in our ceded loss and loss adjustment reserves of $16.0 million, partially offset by an increase in recoverable on paid losses of $3.8 million due to commutation proceeds that were not collected prior to December 31, 2008.

Accrued expenses and other liabilities at December 31, 2008 were $25.5 million, a decrease of $13.3 million compared to December 31, 2007. The decrease was principally due to a decrease in our reinsurance premiums payable balance of $8.6 million. Approximately $8.1 million of the decrease in the reinsurance premium payable balance was attributable to the elimination of the swing-plan premium payable associated with our 2005 reinsurance treaty, which we commuted effective December 31, 2008.

Shareholders’ equity at December 31, 2008 was $254.0 million, a decrease of $9.6 million, from $263.6 million at December 31, 2007. The decrease was the result of share repurchases totaling $53.2 million and shareholder dividends of $3.8 million. Partially offsetting these decreases in equity were $45.2 million of net income, $1.8 million of increase in unrealized gains, net of tax, and $0.5 million related to share-based payment awards. Our book value per common share outstanding at December 31, 2008 was $28.83 per share, based on 8,811,802 shares outstanding, compared to $26.02 per common share outstanding at December 31, 2007. Total shares outstanding at December 31, 2007 were 10,127,740.

Off-Balance Sheet Arrangements

We have formed two subsidiary statutory trusts for the purpose of issuing mandatorily redeemable trust preferred securities, referred to as “trust preferred securities”. The proceeds from the trust preferred securities that were issued were used by the trusts to purchase debentures issued by APCapital, which are shown as long-term debt in the Consolidated Balance Sheets included elsewhere in this report. APCapital used the amounts borrowed pursuant to these debentures to increase its available capital and has subsequently contributed substantially all of the proceeds to American Physicians to increase its statutory surplus. The debentures and the trust preferred securities have terms and maturities that mirror each other. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46, “Variable Interest Entities,” we have not consolidated these subsidiary trusts. APCapital has guaranteed that amounts paid to the trusts related to the debentures, will subsequently be remitted to the holders of the trust preferred securities. In accordance with the nature of the transactions, the amounts guaranteed by APCapital, are also recorded as liabilities in the Consolidated Financial Statements, as they represent obligations to the trusts, which are in turn obligated to the holders of the trust preferred securities. The obligations are more fully described in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report, which description is incorporated herein by reference.

Contractual Obligations

We are contractually obligated in accordance with various loan or borrowing agreements and operating leases as well as to our policyholders for insured events. The following table shows the nature and the timing of our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Reserves for unpaid loss and loss adjustment expenses(1)	$644,396	$104,570	$179,854	$124,443	$235,529
Operating leases	3,743	876	1,611	1,256	—
Real estate assessments	1,418	262	494	281	380
Long-term debt(2)	74,673	1,815	5,445	6,223	61,190

Total	$724,230	$107,523	$187,404	$132,203	$297,099

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash outflow is uncertain.

(2)	The long-term debt is more fully described in Note 9 of the Notes to Consolidated Financial Statements. Amounts included herein assume annual interest payments based on a 7% interest rate for the first four years and 8% thereafter. The principal is all assumed to be due at its original maturity date in 2033.

At December 31, 2008 we had no planned material capital expenditures or other commitments other than those disclosed in the table above. We are, however, contingently liable to fund certain infrastructure improvement assessments associated with our investment in a real estate limited liability company as disclosed in Note 18 of the Notes to Consolidated Financial Statements.

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

At December 31, 2008 the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

In addition, our fixed-income security portfolio is also subject to a degree of credit risk. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. At December 31, 2008 all of our fixed-income portfolio, both available-for-sale and held-to-maturity (excluding approximately $6.2 million of private placement issues, which constitutes 0.9% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region.

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

Our held-to-maturity portfolio includes approximately $150.8 million of mortgage-backed securities. These securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Because the held-to-maturity mortgage-backed securities are not carried at estimated fair value, changes in interest rates do not affect the carrying amount of these securities. However, principal receipts as a result of prepayments may affect our cash flows, as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

The fair values of our investment securities are determined by following the guidance and hierarchy in SFAS No. 157. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and quoted bid or ask prices are just a few of the observable inputs utilized. Prices determined by the model are then compared with prices provided by other pricing vendors and against prior prices to confirm that deviations are within tolerable limits. If the pricing vendors are unable to provide a current price for a security, a fair value is developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3). See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the fair values of our investment securities.

We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Our policy for recording OTTI write-downs is more fully discussed in “Item 7 - Management’s Discussion and Analysis — Critical Accounting Policies, Investments.” The cross-referenced information is included herein by reference.

Quantitative Information About Market Risk

Interest Rate Risk

At December 31, 2008 our available-for-sale fixed-income security portfolio was valued at $222.9 million and had an average modified duration of 3.43 years, compared to a portfolio valued at $262.3 million with an average modified duration of 3.06 years at December 31, 2007. The following tables show the anticipated effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at December 31, 2008 and December 31, 2007. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	December 31, 2008			December 31, 2007
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$209,579	$(13,362)	3.22	$248,140	$(14,161)	2.74
+1%	216,320	(6,621)	3.16	255,182	(7,119)	2.82
0	222,941		3.43	262,301		3.06
−1%	231,609	8,668	3.50	270,958	8,657	3.13
−2%	239,957	17,016	3.57	279,652	17,351	3.20

Equity Price Risk

At December 31, 2008 the fair value of our available-for-sale equity securities was $19.4 million. These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.42 at December 31, 2008. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of our equity securities would be expected to increase by 4.2% to $20.2 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 4.2% in the fair value of our equity securities to $18.6 million. The selected hypothetical changes of plus or minus 10% assumed in this illustration is not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders:
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited the accompanying consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 12, 2009

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
	In thousands, except share data

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$222,941	$262,301
Held-to-maturity, at amortized cost	481,750	497,662
Other investments	24,320	11,487

Total investments	729,011	771,450
Cash and cash equivalents	101,637	87,498
Premiums receivable	34,024	35,542
Reinsurance recoverable	86,397	106,961
Deferred federal income taxes	18,573	22,439
Federal income tax recoverable	550	1,076
Property and equipment, net	13,270	13,789
Other assets	22,361	18,707

Total assets	$1,005,823	$1,057,462

LIABILITIES
Unpaid losses and loss adjustment expenses	$644,396	$664,117
Unearned premiums	55,984	60,080
Long-term debt	25,928	30,928
Accrued expenses and other liabilities	25,478	38,780

Total liabilities	751,786	793,905
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized:
8,811,802 and 10,127,740 shares outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	246,173	257,502
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income taxes	7,864	6,055

Total shareholders’ equity	254,037	263,557

Total liabilities and shareholders’ equity	$1,005,823	$1,057,462

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008, 2007, and 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues and Other Income
Net premiums written	$120,117	$130,808	$146,723
Change in unearned premiums	4,151	8,115	2,965

Net premiums earned	124,268	138,923	149,688
Investment income	36,864	43,506	45,253
Net realized (losses) gains	(658)	(111)	3,310
Other income	730	815	1,031

Total revenues and other income	161,204	183,133	199,282
Expenses
Losses and loss adjustment expenses	65,311	69,428	100,458
Underwriting expenses	27,458	30,141	30,521
Investment expenses	1,032	910	845
Interest expense	2,196	3,139	3,057
General and administrative expenses	1,185	1,410	1,298
Other expense (revenue)	47	(48)	100

Total expenses	97,229	104,980	136,279

Income before income taxes	63,975	78,153	63,003
Federal income tax expense	18,779	25,362	19,816

Net income	$45,196	$52,791	$43,187

Earnings Per Share:
Net income
Basic	$4.69	$4.82	$3.59
Diluted	$4.60	$4.73	$3.52
Weighted Average Shares Outstanding:
Basic	9,628	10,951	12,015
Diluted	9,820	11,163	12,274

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(In thousands, except share and per share data)

Balance, December 31, 2005	12,500,126	$74,360	$179,748	$7,104	$261,212
Comprehensive income
Net income		—	43,187	—	43,187
Other comprehensive loss (Note 5)		—	—	(2,335)	(2,335)

Total comprehensive income, net of taxes					40,852
Options exercised	232,280	2,759	—	—	2,759
Shares tendered/netted in connection with option exercise	(99,698)	(3,913)	—	—	(3,913)
Excess tax benefits from share-based awards		2,137	—	—	2,137
SFAS No. 123R adoption		(46)	—	—	(46)
Fair value compensation of share-based awards		571	—	—	571
Purchase and retirement of common stock	(1,075,350)	(34,762)	—	—	(34,762)
Forfeiture of restricted stock	(764)	—	—	—	—
Shares retired in connection with stock split	(19)	—	—	—	—

Balance, December 31, 2006	11,556,575	$41,106	$222,935	$4,769	$268,810
Comprehensive income
Net income		—	52,791	—	52,791
Other comprehensive income (Note 5)		—	—	1,286	1,286

Total comprehensive income, net of taxes					54,077
Options exercised	81,020	976	—	—	976
Shares tendered/netted in connection with option exercise	(37,734)	(1,654)	—	—	(1,654)
Excess tax benefits from share-based awards		1,031	—	—	1,031
Cash dividends to shareholders, $0.20 per share		—	(2,097)	—	(2,097)
Fair value compensation of share-based awards		160	—	—	160
Purchase and retirement of common stock	(1,472,121)	(41,619)	(16,127)	—	(57,746)

Balance, December 31, 2007	10,127,740	$—	$257,502	$6,055	$263,557
Comprehensive income
Net income		—	45,196	—	45,196
Other comprehensive income (Note 5)		—	—	1,809	1,809

Total comprehensive income, net of taxes					47,005
Options exercised	19,480	344	—	—	344
Shares tendered/netted in connection with option exercise	(1,448)	(63)	—	—	(63)
Excess tax benefits from share-based awards		164	—	—	164
Cash dividends to shareholders, $0.40 per share		—	(3,813)	—	(3,813)
Fair value compensation of share-based awards		44	—	—	44
Purchase and retirement of common stock	(1,333,970)	(489)	(52,712)	—	(53,201)

Balance, December 31, 2008	8,811,802	$—	$246,173	$7,864	$254,037

(1)	Share amounts have been retroactively adjusted to reflect a three-for-two stock split effective November 1, 2006. See Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007, and 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from (for) operating activities
Net income	$45,196	$52,791	$43,187
Adjustments to reconcile net income to net cash from by operating activities Depreciation and amortization	4,328	3,128	3,010
Net realized losses (gains)	658	111	(3,310)
Loss (Income) on equity method investees	144	(51)	(788)
Deferred federal income taxes	2,893	9,669	12,202
Federal income taxes recoverable/payable	691	(235)	1,834
Excess tax benefits from share-based awards	(164)	(1,031)	(2,137)
Share based compensation	44	160	571
Changes in:
Premiums receivable	1,519	7,526	4,736
Reinsurance recoverable	20,565	2,052	(1,460)
Unpaid losses and loss adjustment expenses	(19,722)	(23,914)	2,317
Unearned premiums	(4,096)	(10,664)	(6,890)
Accrued expenses and other liabilities	(10,588)	(730)	(3,055)
Other assets	(67)	7,181	5,767

Net cash from operating activities	41,401	45,993	55,984
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed maturities	(31,305)	(56,234)	(126,979)
Held-to-maturity — fixed maturities	(96,766)	(5,312)	(188,188)
Other investments	(10,857)	(6,848)	(386)
Property and equipment	(4,172)	(5,070)	(306)
Sales and maturities
Available-for-sale — fixed maturities	69,941	50,339	87,457
Held-to-maturity — fixed maturities	110,028	11,049	26,314
Other investments	150	2,425	12,268
Property and equipment	2	22	6
Deconsolidation of PIC-Florida	—	—	(2,941)
Pending securities transactions	—	—	5,383

Net cash from (for)investing activities	37,021	(9,629)	(187,372)
Cash flows from (for) financing activities
Common stock repurchased	(53,201)	(57,746)	(34,762)
Excess tax benefits from share-based awards	164	1,031	2,137
Taxes paid in connection with net option exercise	—	(785)	(1,714)
Repayment of long-term debt	(5,000)	—	—
Cash dividends paid	(3,813)	(2,097)	—
Proceeds from stock options exercised	281	107	560
Other	(2,714)	2,397	406

Net cash for financing activities	(64,283)	(57,093)	(33,373)

Net increase (decrease) in cash and cash equivalents	14,139	(20,729)	(164,761)
Cash and cash equivalents, beginning of period	87,498	108,227	272,988

Cash and cash equivalents, end of period	$101,637	$87,498	$108,227

Supplemental disclosures of cash flow information
Federal income taxes of $15,196,000, $15,821,000, and $5,780,000, net, were paid during 2008, 2007 and 2006, respectively.
Interest payments of $2,219,000, $2,906,000, and $2,855,000 were made during 2008, 2007 and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of consolidation and reporting

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America (“ICA”), APSpecialty Insurance Corporation (“APSpecialty”), Alpha Advisors, Inc. and American Physicians Assurance Corporation (“American Physicians”). APManagement Ltd. and APIndemnity (Bermuda) Ltd. were liquidated effective February 28, 2006 and May 10, 2006, respectively. APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Nature of business and segment reporting

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. The Company previously provided workers’ compensation, health and personal and commercial insurance, the results of which were combined and previously reported as the Company’s other insurance lines segment. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has a single reportable segment, which includes all of the Company’s operations.

Medical professional liability coverage is written on both a claims-made and an occurrence basis. Claims-made policies cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. Certain extended reporting endorsements, often referred to as tail coverage, allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Premiums associated with these extended reporting endorsements are classified as occurrence. For each of the years in the three year period ended December 31, 2008, approximately 65% of the

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Company’s medical professional liability direct premiums written represented claims-made policies. Occurrence basis policies and tail coverage accounted for the other 35% of premiums in those years.

The Company writes business throughout the United States of America, with an emphasis on markets in the Midwest, specifically the states of Illinois, Kentucky, Michigan and Ohio, as well as the state of New Mexico. These five states accounted for approximately 98% of the Company’s total medical professional liability direct premiums written for each of the years in the three year period ended December 31, 2008.

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

The Company’s investments are evaluated for other than temporary impairment (“OTTI”) using both quantitative and qualitative methods that include, but are not limited to (a) an evaluation of the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (b) the recoverability of principal and interest related to the security, (c) the duration and extent to which the fair value has been less than the amortized cost, (d) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions, and (e) the specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity. A decline in the market value of an available-for-sale or held-to-maturity security below its amortized cost that is deemed to be other than temporary, results in a write-down of the cost basis of that security to fair value.

Write-downs for OTTI are recorded as realized losses in the period a security’s decline in market value is first considered other than temporary. The Company does not adjust the cost basis of an OTTI security for subsequent changes in market value unless a further decline in market value is deemed to also be an OTTI. Rather, subsequent changes in the fair value of OTTI securities are considered unrealized gains or losses and included as a component of other comprehensive income. However, in periods subsequent to the recognition of an OTTI on a fixed income security, the security is accounted for as if the security had been purchased on the measurement date of the OTTI. That is, the discount associated with the security, based on the new cost basis, will be accreted over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows. See Note 3 for details of charges for OTTI for the three years ended December 31, 2008.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Other Investments

Other investments on the accompanying Consolidated Balance Sheets consists of investment real estate, investment real estate limited partnerships, non-marketable and marketable equity securities. Investment real estate is carried at the lesser of historical cost or at estimated fair market value based on recent sales or offers for similar properties. Real estate limited partnerships are accounted for using the equity method. Non-marketable equity securities, which include the two business trusts described in Note 9, are also accounted for using the equity method. Marketable equity securities are classified as available-for-sale and carried at their fair value with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income.

Cash and cash equivalents

Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less.

Fair Values

The fair values of our investment securities are determined by following the guidance and hierarchy in SFAS No. 157, Fair Value Measurements. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and quoted bid or ask prices are just a few of the observable inputs utilized. Prices determined by the model are then compared with prices provided by other pricing vendors and against prior prices to confirm that deviations are within tolerable limits. If the pricing vendors are unable to provide a current price for a security, a fair value is developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3). See Note 4 for additional information regarding the fair values of our investment securities.

Premiums written and receivable and related credit risk

The Company offers quarterly and monthly payment plans for policies with an annual term. Accordingly, premiums receivable include $32.5 million at December 31, 2008 and $33.9 million at December 31, 2007 of premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois and New Mexico. Payment plans are designed so that credit risk associated with receivables is generally offset by the liability for unearned premiums. However, an allowance for doubtful accounts of approximately $50,000 at December 31, 2008 and December 31, 2007 has been established and is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

Deferred policy acquisition costs

Deferred policy acquisition costs (“DAC”) (carried on the accompanying Consolidated Balance Sheets in other assets) include commissions, premium taxes and other costs incurred in and that vary with premium generation. These costs are deferred and amortized over the period in which the related premiums are earned, typically one year. After considering future investment income, management has determined that all deferred policy acquisition costs are recoverable as of December 31, 2008. See Note 6 for activity in the deferred acquisition cost asset.

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

Property and equipment at December 31, 2008 and 2007, in the accompanying Consolidated Balance Sheets includes approximately $4.6 million and $4.5 million, respectively, of costs incurred in connection with the development of internal use software. These costs have been capitalized in accordance with American Institute of Certified Public Accountant’s Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that costs incurred in the planning and post-implementation stages, as well as costs associated with data migration be expensed as incurred, while costs associated with the acquisition or development of the actual application are capitalized. Once the software is placed into production, the Company will amortize the capitalized costs associated with the development of the software over a five-year period. During the fourth quarter of 2008, the claims module of the software, representing an asset of $3.8 million, was placed in service and reclassified from property and equipment to other assets in the accompanying Consolidated Balance Sheets. Amortization expense of $189,000 was recorded on the portion of the software placed in service in 2008. The following table shows the expected amortization expense for the next five years for internally developed software placed in service in 2008.

2009	2010	2011	2012	2013
(In thousands)

$755	$755	$755	$755	$567

The $4.6 million of capitalized internally developed software costs at December 31, 2008 is expected to be placed in service in 2009 and will be amortized over five years, which will increase the annual amortization indicated in the table above.

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

Reserve for extended reporting period claims

Claims-made policies provided by the Company include coverage for extended period reporting claims in the event of the death, disability or retirement (“DDR”) of the insured. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recognized during the term of the original claims-made policy and is based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of future premiums associated with this coverage. The amount of this reserve is $13.0 million and $15.0 million at December 31, 2008 and 2007, respectively, which includes a discount of approximately $3.6 million and $4.5 million at December 31, 2008 and 2007, respectively, related to the present value calculation. The reserve for DD&R benefits is included in unpaid loss and loss adjustment expenses in the accompanying Consolidated Balance Sheets. Changes in this reserve are charged or credited to income in the period in which the changes first become known.

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

The Company evaluates each ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2008 all ceded contracts are accounted for as risk transferring contracts.

The Company’s reinsurers are reviewed for financial solvency, at least quarterly. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract. At December 31, 2008 and 2007, there were no disputes with reinsurers regarding the recoverability of payment of amounts. See Note 10 for recoverable amounts from individually significant reinsurers.

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

The Company assesses the likelihood that deferred tax assets will be realized based on the availability of future taxable income in the periods when the deferred tax assets are expected to be deducted in the Company’s tax return. If it is deemed more likely than not that all, or a portion, of the Company’s deferred tax assets will not be realized, then a valuation allowance is established for the portion of the deferred tax assets that are deemed not likely to realized. Following this assessment methodology, the Company has determined that a valuation allowance is not necessary as of December 31, 2008 and 2007.

See Note 11 for additional information regarding income taxes and the related accounting treatment.

The Company records any excess tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Share-based awards

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method. Accordingly, the Company recorded share-based compensation expense of $44,000, $160,000 and $571,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for awards granted prior to, but not vested as of January 1, 2006, adjusted for estimated forfeitures, using the fair value method. Additional information regarding the Company’s share-based award plans can be found in Note 16.

2.	Effects of New Accounting Pronouncements

On January 12, 2009, The FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. Prior to the issuance of EITF 99-20-1 two models for evaluating other-than-temporary impairments existed. The EITF 99-20 model required the use of market participant assumptions exclusively regarding future cash flows used in fair value estimates, whereas SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, allowed management to use its reasonable judgment regarding the probability of future cash flows. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008 on a prospective basis. The adoption of FSP EITF99-20-1 did not have a material effect on its consolidated results of operations, financial position or liquidity as the Company did not hold any of the type of securities to which the EITF 99-20 guidance applied.

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

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at December 31, 2008 and 2007, was:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$—	$—	$—	$—
States and political subdivisions	150,098	5,844	(20)	155,922
Corporate securities	65,381	2,898	(1,339)	66,940
Mortgage-backed securities	99	—	(20)	79

Total fixed-income securities	215,578	8,742	(1,379)	222,941
Equity securities(1)	16,515	2,885	—	19,400

Total available-for-sale securities	$232,093	$11,627	$(1,379)	$242,341

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
U.S. government obligations	$2,500	$11	$—	$2,511
States and political subdivisions	132,223	2,938	—	135,161
Corporate securities	121,594	3,084	(174)	124,504
Mortgage-backed securities	119	6	—	125

Total fixed-income securities	256,436	6,039	(174)	262,301
Equity securities(1)	5,901	615	—	6,516

Total available-for-sale securities	$262,337	$6,654	$(174)	$268,817

(1)	Equity securities are included in other investments in the accompanying consolidated balance sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of December 31, 2008 and 2007. The carrying value at December 31, 2008 and 2007 includes approximately $1.9 million and $2.8 million of unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets, and will be amortized over the remaining life of the security through comprehensive income.

	2008
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$64,458	$676	$—	$65,134
States and political subdivisions	228,685	4,567	(291)	232,961
Corporate securities	37,824	369	(409)	37,784
Mortgage-backed securities	150,783	1,435	(755)	151,463

Total held-to-maturity fixed-income securities	$481,750	$7,047	$(1,455)	$487,342

	2007
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$142,510	$778	$(14)	$143,274
States and political subdivisions	133,851	2,160	—	136,011
Corporate securities	68,534	713	(1,283)	67,964
Mortgage-backed securities	152,767	192	(3,597)	149,362

Total held-to-maturity fixed-income securities	$497,662	$3,843	$(4,894)	$496,611

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, respectively.

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Available-for-sale
States and political subdivisions	$3,168	$(20)	$—	$—	$3,168	$(20)
Corporate securities	9,241	(1,359)	—	—	9,241	(1,359)

Subtotal available-for-sale	12,409	(1,379)	—	—	12,409	(1,379)
Held-to-maturity
States and political subdivisions	56,445	(291)	—	—	56,445	(291)
Corporate securities	14,244	(409)	—	—	14,244	(409)
Mortgage-backed securities	27,763	(558)	10,480	(197)	38,243	(755)

Subtotal held-to-maturity	98,452	(1,258)	10,480	(197)	108,932	(1,455)

Total temporarily impaired securities	$110,861	$(2,637)	$10,480	$(197)	$121,341	$(2,834)

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Available-for-sale
Corporate securities	$11,781	$(141)	$6,088	$(33)	$17,869	$(174)

Subtotal available-for-sale	11,781	(141)	6,088	(33)	17,869	(174)
Held-to-maturity
U.S. government obligations	—	—	18,002	(14)	18,002	(14)
Corporate securities	13,088	(51)	18,615	(1,233)	31,703	(1,284)
Mortgage-backed securities	13	—	80,252	(3,596)	80,265	(3,596)

Subtotal held-to-maturity	13,101	(51)	116,869	(4,843)	129,970	(4,894)

Total temporarily impaired securities	$24,882	$(192)	$122,957	$(4,876)	$147,839	$(5,068)

Those securities in the tables above that are in an unrealized or unrecognized loss position at December 31, 2008 or 2007 were determined to be in that position primarily as a result of changes in prevailing interest rates. All securities in an unrealized or unrecognized loss position at December 31, 2008 or 2007 were considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. In addition, all mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency and have support tranches designed to promote the predictability of principal repayment cash flows. Based on the absence of significant negative factors regarding the issuer’s credit-worthiness, combined with the Company’s ability and intent to hold the securities above that are in an unrealized or unrecognized loss position until their maturity, or for a sufficient period of time to allow for the recovery of the securities market value, the decline in their market value is deemed to be temporary in nature.

During the first quarter of the year ended December 31, 2008, the Company incurred other than temporary impairment losses of $858,000 due to its decision to sell a bond at a loss early in the second quarter of 2008. There were no other than temporary impairment losses recorded during 2007, and $178,000 during 2006.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The components of pre-tax investment income and net realized gains for the years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
	(In thousands)

Interest income	$36,782	$43,275	$44,155
Dividend income	200	8	428
Other investment income	(118)	223	670

Total investment income	36,864	43,506	45,253
Investment expenses	(1,032)	(910)	(845)

Net investment income	$35,832	$42,596	$44,408

Gross realized gains on disposal
Fixed-income	$200	$118	$148
Equity securities	—	—	2,166
Other invested assets	—	—	1,474

Total gross realized gains	200	118	3,788
Gross realized losses on disposal
Fixed-income	(860)	(134)	(146)
Equity securities	—	(90)	(7)
Other invested assets	—	—	(16)
Property and equipment	2	(5)	(131)

Total gross realized losses	(858)	(229)	(300)
Other than temporary impairments	—	—	(178)

Net realized gains	$(658)	$(111)	$3,310

The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at December 31, 2008, by contractual maturity, were:

Estimated
Fair Value
(In thousands)

Available-for-sale
Less than one year	$375
One to five years	124,797
Five to ten years	90,398
More than ten years	7,292
Mortgage-backed securities	79

Total available-for-sale	$222,941

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	Carrying	Estimated
	Value	Fair Value
	(In thousands)

Held-to-maturity
Less than one year	$4,196	$4,207
One to five years	74,546	75,661
Five to ten years	163,812	166,260
More than ten years	88,413	89,750
Mortgage-backed securities	150,783	151,464

Total held-to-maturity	$481,750	$487,342

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. During the years ended December 31, 2008 and 2007, the Company received no call premiums. Any call premiums would be recorded as investment income in the period in which the security is called.

The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2008 and 2007 was $8.3 million and $8.5 million, respectively.

Proceeds on the sales of investments in bonds totaled $11.1 million in 2008, $9.3 million in 2007, and $11.9 million in 2006. Gross gains of $23,000, $118,000, and $0 were realized on the sales of investments in bonds for the years ended December 31, 2008, 2007 and 2006, respectively. Gross losses of $60,000 and $133,000 were realized on the sales of investments in bonds for the years ended December 31, 2007 and 2006, respectively. There were no gross losses realized on the sale of investment in bonds for the year ended December 31, 2008. However, as noted previously, the Company recognized an impairment charge of $858,000 in 2008 on bonds as a result of a decision to sell the securities shortly after a reporting date. A gain of $10,000 was ultimately recognized upon the eventual sale of these securities.

4.	Fair Value Measurements

As discussed in Note 1, effective January 1, 2008, the Company implemented SFAS No. 157 relating to its financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements (continued)

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

Our financial assets with changes in fair value measured on a recurring basis at December 31, 2008 were as follows:

Available-for-sale investments:	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed-income securities	$222,941	$—	$216,722	$6,219
Equity securities (1)	19,400	19,400	—	—

Total	$242,341	$19,400	$216,722	$6,219

(1)	Included in other investments on the accompanying Consolidated Balance Sheets.

The Company had no financial liabilities that it measured at fair value at December 31, 2008.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements (continued)

The changes in the balances of Level 3 financial assets for the year ended December 31, 2008, were as follows:

Available-for-Sale
Fixed-Income
Securities
(In thousands)

Balance at January 1, 2008	$6,911
Principal paydowns	(539)
Net unrealized depreciation included
in other comprehensive income	(153)

Balance at December 31, 2008	$6,219

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures above, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing, at least annually, the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At December 31, 2008, the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

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

5.	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale investment securities arising during the period and the amortization of unrealized gains and losses on the Company’s held-to-maturity securities at the date of transfer to be included in other comprehensive income, net of tax.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Comprehensive Income (continued)

The following table shows the components of net unrealized gains on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Net unrealized gains on available-for-sale securities	$10,248	$6,480
Net unamortized unrealized gains on held-to-maturity securities	1,850	2,836
Deferred federal income taxes	(4,234)	(3,261)

Total net unrealized gains, net of deferred federal income taxes	$7,864	$6,055

The following table shows net unrealized gains (losses) on available-for-sale investment securities arising during the period, as well as the amortization of unrealized gains related to held-to-maturity securities, reclassification adjustments, and the related deferred income tax effects included in other comprehensive income for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)

Unrealized gains (losses) arising during the period:
Available-for-sale:
Fixed maturities	$663	$2,350	$(2,455)
Equity securities	2,270	615	1,950
Held-to-maturity amortization	(986)	(945)	(1,084)
Reclassification adjustments	835	(58)	(1,952)

Other comprehensive income (loss) before taxes, minority interests and equity method investees	2,782	1,962	(3,541)
Deferred federal income taxes	(973)	(687)	1,239
Minority interests and equity method investees, net of deferred taxes	—	11	(33)

Other comprehensive income (loss)	$1,809	$1,286	$(2,335)

6.	Deferred Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

	2008	2007	2006
	(In thousands)

Balance, January 1	$6,526	$7,644	$7,877
Additions	13,658	14,708	16,927
Amortization	(14,110)	(15,826)	(17,160)

Balance, December 31	$6,074	$6,526	$7,644

Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment, Net

At December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	12,108	11,865
Software developed or obatined for internal use	4,593	4,539
Furniture and leasehold improvements	3,727	3,726

	31,498	31,200
Accumulated depreciation	(18,228)	(17,411)

	$13,270	$13,789

Depreciation expense associated with property and equipment for the years ended December 31, 2008, 2007, and 2006, was $915,000, $1.0 million and $1.4 million, respectively.

8.	Unpaid Losses and Loss Adjustment Expenses

Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006
	(In thousands)

Balance, beginning of year	$664,117	$688,031	$689,857
Less, reinsurance recoverables	(104,648)	(107,965)	(107,692)

Net balance, beginning of year	559,469	580,066	582,165
Deconsolidation of PIC-Florida	—	—	(2,418)
Incurred related to
Current year	97,490	103,673	113,338
Prior years	(32,179)	(34,245)	(12,880)

Total incurred	65,311	69,428	100,458

Paid related to
Current year	3,012	2,699	3,168
Prior years	58,918	87,326	96,971

Total paid	61,930	90,025	100,139

Net balance, end of year	562,850	559,469	580,066
Plus, reinsurance recoverables	81,546	104,648	107,965

Balance, end of period	$644,396	$664,117	$688,031

Prior year development as a percentage of beginning of the year net reserves	–5.8%	–5.9%	–2.2%

In each of the last three years, claims frequency has declined and has been much lower than originally assumed in the Company’s actuarial projections. At the same time, paid claims severity has remained relatively stable,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses (continued)

contrary to previous actuarial estimates which anticipated increases in the paid loss severity. This trend of declining claim frequency, combined with the stable severity, has resulted in actual loss development that is significantly less than previous estimates of required reserves. As a result the Company has experienced favorable development in each of the last three years in the liability for unpaid loss and loss adjustment expenses relating to prior years.

Management believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at December 31, 2008, is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

9.	Long-Term Debt

The Company owns two business trusts (the “Trusts”), which were formed for the purpose of issuing, in private placement transactions, $30.0 million of mandatorily redeemable trust preferred securities (“TPS”) and using the proceeds thereof, together with the equity proceeds received from APCapital in the initial formation of the Trusts, to purchase $30.9 million of floating rate junior subordinated deferrable interest debentures (the “Debentures”) from APCapital.

The Debentures issued by APCapital mature in 30 years and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and three-month LIBOR plus 4.20% for the second trust issuance, payable quarterly. In May 2008, these debentures became callable, and APCapital repaid $5.0 million of the outstanding $30.9 million obligation in August 2008. The interest rate is adjusted on a quarterly basis. The average interest rates of 7.2% (Trust I issuance) and 7.6% (Trust II issuance) resulted in interest expense of approximately $2.1 million for the year ended December 31, 2008. Interest expense for the years ended December 31, 2007 and 2006 was $2.9 million and $2.8 million, respectively. At December 31, 2008 and 2007, accrued interest payable to the trusts was approximately $190,000 and $320,000, respectively. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.

The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. The Company estimates that the fair value of the debentures approximates their carrying, or face value, as a result of the variable rate of interest paid by these securities.

10.	Reinsurance

Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies. The Company has mainly entered into excess of loss contracts for medical malpractice and workers’ compensation. A reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)

Direct	$125,018	$129,114	$135,415	$146,078	$156,866	$163,746
Ceded	(4,894)	(4,839)	(4,619)	(7,167)	(10,097)	(14,022)
Assumed	(7)	(7)	12	12	(46)	(36)

Net	$120,117	$124,268	$130,808	$138,923	$146,723	$149,688

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Reinsurance (continued)

The net effect of ceded losses and loss adjustment expenses on our net losses and loss adjustment expenses incurred for the year ended December 31, 2008, excluding approximately $633,000 related to the commutation of the Company’s 2005 medical professional liability reinsurance treaty agreement, was an increase of $1.2 million. Losses and loss adjustment expenses incurred are net of ceded losses and loss adjustment expenses of $4.5 million and $10.4 million for the years ended December 31, 2007 and 2006, respectively.

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

The Company had reinsurance recoverables from the following reinsurers at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Hannover Ruckversicherungs	$30,479	$41,678
Munich Reins Amer	17,397	26,023
Transatlantic Reinsurance Company	8,406	8,986
Aspen Re	3,684	6,137
Lloyds of London	3,878	4,003
General Reinsurance Corporation	2,597	2,243
Montpelier	—	2,466
Others	21,900	17,314

	$88,341	$108,850

Amounts due from reinsurers on the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Reinsurance recoverable	$86,397	$106,961
Prepaid reinsurance premium (included in other assets)	1,944	1,889

Amounts recoverable from reinsurers	$88,341	$108,850

The Company commuted its 2005 medical professional liability reinsurance treaty agreement during 2008. The Company recognized the $16.6 million consideration under the commutation as a reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) in the current year. In connection with the commutation the Company released the reinsurers from their obligations under the treaty of $16.0 million (thereby increasing losses and loss adjustment expenses incurred). The net effect of the commutation was a decrease in losses and loss adjustment expenses of $633,000.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006, consists of:

	2008	2007	2006

Current provision	$15,887	$15,963	$7,614
Deferred provision	2,892	9,669	12,202

Total provision (benefit)	$18,779	$25,632	$19,816

The Company’s income tax reconciliation for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008		2007		2006
	(In thousands)

Income before income taxes	$63,975		$78,153		$63,003

Tax at statutory rate	22,391	35.0%	27,354	35.0%	22,051	35.0%
Tax effect of:
Tax exempt interest	(3,952)	–6.2%	(2,773)	–3.5%	(2,091)	–3.3%
Other items, net	340	0.5%	781	1.0%	(144)	–0.2%

	$18,779	29.4%	$25,362	32.5%	$19,816	31.5%

At December 31, 2008 and 2007, the components of the net deferred federal income tax asset were as follows:

	2008	2007
	(In thousands)

Deferred tax assets arising from:
Losses and loss adjustment expenses	$18,628	$19,548
Net operating loss carryforwards	569	889
Unearned and advanced premiums	4,971	5,472
Realized losses on investments	971	724
Goodwill	2,872	3,367
Other	1,021	1,031

Total deferred tax assets	29,032	31,031
Deferred tax liabilities arising from:
Deferred policy acquisition costs	2,126	2,284
Net unrealized gains on securities	4,234	3,261
Other	4,099	3,047

Total deferred tax liabilities	10,459	8,592

Net deferred tax asset	$18,573	$22,439

At December 31, 2008, the Company had approximately $1.0 million and $600,000 of net operating loss carryforwards that expire in 2011 and 2010, and are limited to $340,000 and $575,000 annually, respectively. The Company fully utilized its alternative minimum tax credits during 2007.

12.	Shareholders’ Equity

The Board of Directors has authorized the Company to purchase shares of its outstanding common stock under two separate plans. The Board of Directors has approved a series of authorizations to purchase shares of the

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity (continued)

Company’s outstanding common stock at the discretion of management (referred to as the “discretionary plan”). At December 31, 2008, approximately $21.4 million of the $25 million authorization made on February 7, 2008 remained available for repurchase under the discretionary plan, subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Global Select Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. Shares repurchased under these discretionary authorizations during the years ended December 31, 2008, 2007 and 2006, as well as the total number of shares repurchased pursuant to prior authorizations under the discretionary plan are shown in the table below.

	Discretionary Plan
	Inception	For the Year Ended December 31,
	to Date Totals	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	6,987,576	242,400	974,321	325,000
Cost of shares repurchased	$137,960	$10,609	$38,795	$11,117
Average cost per share repurchased	$19.74	$43.77	$39.82	$34.21

The Company’s Board has also authorized the repurchase of the Company’s common shares pursuant to a Rule 10b5-1 plan. On October 29, 2007, the Board authorized the repurchase of an additional $20 million of the Company’s common shares pursuant to a Rule 10b5-1 plan in 2008, as well as the rollover of any remaining unused dollars allocated to the 2007 plan. At December 31, 2007, $19.4 million of the 2007 Rule 10b5-1 authorization remained unused, which means there is a total of $39.4 million available for repurchase under the 2008 Rule 10b5-1 plan. On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. At December 31, 2008, the Company had $26.8 million of its 2008 Rule 10b5-1 plan authorizations remaining that could be carried over into 2009. The Rule 10b5-1 plan share repurchases are expected to continue until the authorizations are fully utilized, subject to conditions specified in the Rule 10b5-1 plan. However, the Company may terminate the plan at any time.

	Rule 10b5-1 Plan
	Inception	For the Year Ended December 31,
	to Date Totals	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	2,339,720	1,091,570	497,800	750,350
Cost of shares repurchased	$85,188	$42,592	$18,952	$23,645
Average cost per share repurchased	$36.41	$39.02	$38.07	$31.51

13.	Fair Value of Financial Instruments

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

Under SFAS No. 107, the Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments approximated their fair values at December 31, 2008 and 2007. The fair value of fixed-income held-to-maturity securities is disclosed in Note 3.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring Charges and Exit Costs

Contract Termination Costs

The Company has subleased approximately 13,000 square feet of office space in Chicago, Illinois to an unrelated third party. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next five years has been discounted using an interest rate of approximately six-percent to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the original liability.

Activity in the liability for contract termination costs for the years ended December 31, 2008, 2007 and 2006, was as follows:

	2008	2007	2006
	(In thousands)

Balance, January 1	$899	$1,068	$1,120
Payments	(169)	(177)	(181)
Changes in estimated cash flows	47	(52)	61
Discount accretion	50	60	68

Balance, December 31	$827	$899	$1,068

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

The Company offers benefits under certain defined contribution plans. In 2008, 2007 and 2006 the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $841,000, $855,000, and $831,000 for 2008, 2007 and 2006, respectively.

16.	Share-Based Compensation

Equity Compensation Plans

The Board of Directors and shareholders have authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and other share-based awards for officers, directors and employees of the Company. These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock authorized for issuance under the Plan is 1,800,000 shares, of which only 10,350 remain available at December 31, 2008 for future grants.

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

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the year ended December 31, 2008:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In thousands)

Options outstanding at January 1, 2008	458,255	$17.33
Granted during the period	—	—
Exercised during the period	(19,480)	$17.68
Canceled during the period	(765)	$26.50

Options outstanding at December 31, 2008	438,010	$17.29	4.77	$13,493

Options exercisable at December 31, 2008	438,010	$17.29	4.77	$13,493

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s common stock for the options that were in-the-money at December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised was $503,000, $2.5 million, and $5.9 million, respectively, determined as of the date of option exercise.

The total fair value, at the date of vesting, of stock options and other share awards vested during the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $2.0 million and $3.5 million, respectively.

In 2008 and 2007, the Company recognized pre-tax compensation cost of $44,000 and $160,000, respectively, related to share-based payment arrangements. Such costs are included in the accompanying Consolidated Statements of Income as either underwriting expense or loss adjustment expense. As of December 31, 2008, the Company had no unrecognized compensation costs related to non-vested share-based payment awards.

The Company determines its pool of “windfall” tax benefits accumulated in additional-paid-in-capital following the ’short-cut” method as permitted by FASB Staff Position No. FAS 123(R)-3: Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. During the years ended December 31, 2008, 2007 and 2006, the excess tax benefit realized from the exercise of options and vesting of other share-based awards resulted in increases in additional-paid-in-capital of $164,000, $1.0 million, and $2.1 million, respectively.

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

Valuation Assumptions

There were no stock options or other share-based awards granted during any of the three years ended December 31, 2008.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands, except
	per share amounts)

Numerator for basic and diluted income per common share:
Net income	$45,196	$52,791	$43,187

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	9,628	10,951	12,015
Effect of dilutive stock options and awards	192	212	259

Denominator for diluted income per common share - adjusted weighted average shares outstanding	9,820	11,163	12,274

Income per common share:
Net income
Basic	$4.69	$4.82	$3.59
Diluted	$4.60	$4.73	$3.52

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares outstanding. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. There were no stock options that were considered to be anti-dilutive, and therefore excluded from the calculation, during any of the three years ended December 31, 2008.

18.	Commitments and Contingencies

The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues for its portion of assessments in accordance with American Institute of Certified Public Accountants’ Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company. At December 31, 2008 and 2007, the Company had a recorded liability of $100,000 for amounts assessed by state guarantee associations, as well as the Company’s estimate of its share of any insolvencies not yet assessed.

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

The Company is obligated under operating leases, which have various expiration dates through October 2013. Minimum future lease payments are as follows: 2009 — $876,000; 2010 — $852,000; 2011 — $759,000; 2012 - $746,000 and 2013 and thereafter — $510,000. Rental expense was $244,000 in 2008, $342,000 in 2007, and $546,000 in 2006. Note that rent expense is consistently less than the reported lease commitments as the lease commitment amounts do not anticipate the payments we receive for subleased office space related to our Chicago, Illinois lease. Sublease rentals under non-cancelable subleases are estimated to be $395,000 in 2009; $406,000 — 2010; $417,000 — 2011; and $794,000 in 2012 and thereafter.

In addition to obligations for operating leases, the Company is also obligated to fund certain infrastructure improvement assessments imposed by the City of East Lansing, Michigan in connection with the development of the area surrounding investment real estate owned by the Company. These assessments are due annually in the following amounts: 2009 — $110,000, 2010 — $105,000; and 2011 — $100,000. These, and other assessments, have also been imposed on a real estate LLC that the Company has a 50% ownership stake in. In the event that the cash resources of the LLC are not sufficient to fund the assessment payments, the Company may be called upon to make a capital contribution to the LLC to cover 50% of the assessment payments. In such an event, the amounts that the Company may be required to fund are as follows: 2009 — $262,000; 2010 — $252,000 2011 — $242,000; 2012 — $143,000; and 2013 and thereafter — $517,000.

The Company was not subject to any litigation at December 31, 2008 other than routine litigation in the ordinary course of the Company’s business. Management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

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

The following table sets forth the reported combined statutory surplus levels at December 31, 2008, 2007, and 2006 and the combined statutory net income for the years then ended for the Company’s American Physicians, APSpecialty and ICA insurance subsidiaries. Note that because of the parent/subsidiary relationship between American Physicians and APSpecialty, APSpecialty’s surplus has been eliminated from the combined results to avoid double counting its effect.

	2008	2007	2006
		(In thousands)

Statutory surplus, December 31	$204,975	$221,595	$248,929

Statutory net income for the year ended December 31	$49,135	$63,725	$54,470

The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period without prior regulatory approval is limited to the greater of statutory net income for the preceding year, excluding net realized gains (losses) on the sale of investments, or 10% of statutory surplus as of the preceding year end on an individual company basis. In accordance with these limits, during 2008 APCapital’s insurance subsidiaries paid it dividends totaling $63.0 million. The insurance subsidiaries could pay dividends to APCapital of approximately $48.0 million in 2009 without prior regulatory approval. However, the $48.0 million that may be paid in 2009 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months. Accordingly, no dividends may be paid, without prior regulatory approval, until the third quarter of 2009, at which time dividends of $25.0 million may be paid. The remaining $23.0 million in “ordinary” dividend payments are not permitted until December of 2009.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

The unaudited operating results by quarter for 2008 and 2007 are summarized below:

				Net Income
		Income		Per Common
	Total	Before Federal	Net	Share Assuming
	Revenues	Income Taxes	Income	Dilution
	(In thousands, except per share data)

2008
1st Quarter	$41,011	$16,580	$11,374	$1.13
2nd Quarter	40,935	15,530	11,043	1.11
3rd Quarter	39,563	15,670	11,168	1.13
4th Quarter	39,695	16,195	11,611	1.24

	$161,204	$63,975	$45,196

2007
1st Quarter	$46,420	$15,402	$10,505	$0.90
2nd Quarter	46,159	24,303	16,333	1.44
3rd Quarter	46,366	19,497	13,281	1.21
4th Quarter	44,188	18,951	12,672	1.19

	$183,133	$78,153	$52,791

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

The audits referred to in our report dated March 13, 2009 relating to the consolidated financial statements of American Physicians Capital, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Grand Rapids, Michigan
March 13, 2009

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
	(In thousands)

ASSETS
Investments in subsidiaries	$238,832	$253,058
Equity securities	778	928
Cash and cash equivalents	39,266	41,434
Deferred federal income taxes	216	250
Federal income taxes recoverable from affiliates	1,156	1,991
Other assets	462	591

Total assets	$280,710	$298,252

LIABILITIES
Long-term debt	$25,928	$30,928
Accrued expenses and other liabilities	745	3,767

Total liabilities	26,673	34,695
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized, 8,811,802 and
10,127,740 shares outstanding at December 31, 2008 and 2007, respectively
Retained earnings	246,173	257,502
Accumulated other comprehensive income, net of deferred federal income taxes	7,864	6,055

Total shareholders’ equity	254,037	263,557

Total liabilities and shareholders’ equity	$280,710	$298,252

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues
Investment income	$603	$1,619	$637
Net realized losses	—	—	(212)
Other income	—	31	1,600

Total revenues	603	1,650	2,025
Expenses
Investment expense	9	15	—
Interest expense	2,137	3,073	2,986
General and administrative expenses	1,185	1,410	1,310

Total expenses	3,331	4,498	4,296

Loss before income taxes and equity in
net income of subsidiaries	(2,728)	(2,848)	(2,271)
Federal income tax benefit	(959)	(1,017)	(635)

Loss before equity in net income of subisidiaries	(1,769)	(1,831)	(1,636)
Equity in net income of subsidiaries	46,965	54,622	44,823

Net income	$45,196	$52,791	$43,187

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 AND 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from (for) operating activities
Net income	$45,196	$52,791	$43,187
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in undistributed income of subsidiaries	(46,965)	(54,622)	(44,823)
Dividends from subsidiaries	63,000	81,950	43,000
Net realized losses	—	—	212
Stock based compensation	44	160	571
Excess tax benefits from share-based awards	(164)	(1,031)	(2,137)
Deferred federal income taxes	34	(53)	1,545
Changes in:
Federal or intercompany income taxes recoverable/payable	1,000	3,356	1,068
Accrued expenses and other liabilities	(308)	(1,177)	1,303
Other assets	128	(344)	608

Net cash from operating activities	61,965	81,030	44,534
Cash flows from (for) investing activities
Other investments	150	—	—
Liquidation of APIndemnity	—	—	999

Net cash from investing activities	150	—	999
Cash flows from (for) financing activities
Common stock repurchased	(53,201)	(57,746)	(34,762)
Excess tax benefits from share-based awards	164	1,031	2,137
Taxes paid in connection with net option exercise	—	(785)	—
Repayment of long-term debt	(5,000)	—	—
Cash dividends paid	(3,813)	(2,097)	560
Proceeds from stock options exercised	281	107	(1,714)
Other	(2,714)	2,397	406

Net cash for financing activities	(64,283)	(57,093)	(33,373)

Net (decrease) increase in cash and cash equivalents	(2,168)	23,937	12,160
Cash and cash equivalents, beginning of year	41,434	17,497	5,337

Cash and cash equivalents, end of year	$39,266	$41,434	$17,497

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

American Physicians Capital Statutory Trust I — a trust formed in Connecticut for the purpose of issuing mandatorily redeemable trust preferred securities to institutional investors (Note 9).

APCapital Trust II — a trust formed in Delaware for the purpose of issuing mandatorily redeemable trust preferred securities to institutional investors (Note 9).

APCapital’s subsidiaries, APManagement Ltd and APIndemnity (Bermuda) Ltd., were liquidated effective February 28, 2006 and May 10, 2006, respectively.

At December 31, 2008 and 2007, APCapital’s investment in subsidiaries is stated at the initial consolidation value plus any additional capital contribution made to the subsidiaries by APCapital, adjusted for the equity in undistributed earnings of subsidiaries since the date of acquisition, less any dividends received from the subsidiaries.

(2)	Long Term Debt

APCapital has issued $30.9 million of floating rate junior subordinated deferrable interest debentures (“Debentures”) to subsidiary trusts. The trusts have issued mandatorily redeemable trust preferred securities that have terms that are essentially the same as the Debentures issued by APCapital, which are the only assets of the trusts. See Note 9 of the Notes to Consolidated Financial Statements for a description of the Debentures and the transactions in which they were issued. As of December 31, 2008, the outstanding balance of the debentures was $25.9 million.

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

APCapital received the following dividend payments from its American Physicians insurance subsidiary during 2008: $10 million in June, $30 million in September, and $23 million in December.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

APCapital received the following dividends payment from its American Physicians insurance subsidiary during 2007: $13 million in March, $13 million in May, $6 million in July and $46.2 million in August. In addition, APCapital received a $3.8 million dividend payment from ICA in August 2007. Of the $46.2 million and $3.8 million paid by American Physicians and ICA, respectively, in August 2007, $40 million and $2.3 million, respectively, required prior regulatory approval as they exceeded ordinary dividend limits imposed by the State of Michigan.

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

The Board of Directors of the Company has authorized the Company to purchase shares of its outstanding common stock under two separate plans, the discretionary plan and a Rule 10b5-1 plan. For additional information on share repurchases, see Note 12 of the Notes to Consolidated Financial Statements.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under the framework in Internal Control — Integrated Framework. BDO Seidman, LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. BDO Seidman, LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Physicians Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Physicians Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Grand Rapids, Michigan
March 12, 2009

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

The required information will be contained in the Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals and Nominees,” and other than the Report of the Audit Committee, is incorporated herein by reference.

Item 11.	Executive Compensation

The required information will be contained in the Proxy Statement under the captions “Compensation of Executive Officers” and “Election of Directors — Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information will be contained in the Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The Company has a Stock Compensation Plan pursuant to which it has granted stock options and other share-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2008, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance. The Compensation Committee of the Company’s Board of Directors has stated its intention not to make any further grants under the Stock Compensation Plan.

Equity Compensation Plans
Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders:	438,010	$17.29	10,350
Equity compensation plans not approved by shareholders:	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) and (2)

Financial Statements:

Reports of independent registered public accounting firms

Consolidated balance sheets as of December 31, 2008 and 2007

Consolidated statements of income for the years ended December 31, 2008, 2007 and 2006

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2008, 2007 and 2006

Consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 12, 2009.

American Physicians Capital, Inc.

By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 12, 2009 on behalf of the registrant and in the capacities indicated.

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

EXHIBIT INDEX

The following documents are filed as exhibits to this report or were filed previously and are incorporated by reference to the filing indicated. Exhibits not required for this report have been omitted. APCapital’s Commission file number is 000-32057.

Exhibit
Number		Description

3.1		Articles of Incorporation (APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended)
3.2		Amended and Restated Bylaws, as amended October 30, 2008 (APCapital’s Current Report on Form 8-K dated November 5, 2008)
4.1		Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003 (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
4.2		Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003 (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
*10	.1	American Physicians Capital, Inc. Stock Compensation Plan (APCapital’s Registration Statement on Form S-8 (no. 333-56428))
10.14		MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians (APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended)
*10	.18	Form of Nonqualified Stock Option Agreement (Directors Version), dated December 5, 2000 (APCapital’s 2000 Annual Report on Form 10-K)
*10	.19	Form of Nonqualified Stock Option Agreement (Employee Version), dated December 5, 2000 (APCapital’s 2000 Annual Report on Form 10-K)
10.26		Amended And Restated Declaration of Trust dated as of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.27		Amended And Restated Declaration of Trust dated as of May 22, 2003 of APCapital Trust II (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.28		Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.29		Placement Agreement, dated as of May 13, 2003, with Sandler O’Neill & Partners L.P. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.30		Guarantee Agreement dated as of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.31		Guarantee Agreement dated as of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
**10	.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004 (APCapital’s 2003 Annual Report on Form 10-K, as amended)
*10	.42	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood (APCapital’s Current Report on Form 8-K dated February 28, 2005)

Exhibit
Number		Description

*10	.47	Amendment No. 1 to American Physicians Capital, Inc. Stock Compensation Plan (APCapital’s 2006 Annual Report on Form 10-K)
*10	.48	Summary of Incentive Compensation Plan as of March 2007 (APCapital’s Current Report on Form 8-K dated March 14, 2007)
*10	.49	Amendment No. 2, dated October 25, 2007 to American Physicians Capital, Inc. Stock Compensation Plan. (APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
*10	.50	Form of Amendment No. 1 to Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood. (APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
*10	.51	Amendment No. 1, dated October 1, 2007, to the Incentive Compensation Plan as of March 2007. (APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
**10	.52	Amendment No. 1 Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective October 1, 2007. (APCapital’s 2007 Annual Report on Form 10-K)
*10	.53	Summary Amendment No. 2, dated May 9, 2008, to the Incentive Compensation Plan as of March 2007 (APCapital’s Current Report on Form 8-K filed on May 15, 2008)
10.54		Letters, dated July 16, 2008 and August 27, 2008, among American Physicians Assurance Corporation and SCW Agency Group, Inc. evidencing agreement to extend term of Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc. (APCapital’s Quarterly Report on Form 10-Q dated November 8, 2008)
**10	.55	Adoption of Master Agency Agreement, effective as of November 1, 2008, between American Physicians Assurance Corporation and SCW Agency Group, Inc. amending Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc. (APCapital’s Quarterly Report on Form 10-Q dated November 8, 2008)
21.1		Subsidiaries of APCapital
23.1		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.