Form 10-Q
period 2009-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2009-05-08
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(517) 351-1150

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2009, was 8,442,982.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$231,046	$222,941
Held-to-maturity, at amortized cost	458,928	481,750
Other investments	18,963	24,320

Total investments	708,937	729,011
Cash and cash equivalents	118,729	101,637
Premiums receivable	31,599	34,024
Reinsurance recoverable	83,503	86,397
Deferred federal income taxes	19,355	18,573
Property and equipment, net of accumulated depreciation	8,499	8,678
Other assets	25,893	27,503

Total assets	$996,515	$1,005,823

LIABILITIES
Unpaid losses and loss adjustment expenses	$645,197	$644,396
Unearned premiums	55,645	55,984
Long-term debt	25,928	25,928
Other liabilities	21,653	25,478

Total liabilities	748,423	751,786
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 8,569,382 and 8,811,802 shares outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	242,881	246,173
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	5,211	7,864

Total shareholders’ equity	248,092	254,037

Total liabilities and shareholders’ equity	$996,515	$1,005,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$28,720	$32,175
Change in net unearned premiums	586	(528)

Net premiums earned	29,306	31,647
Investment income	8,190	9,957
Net realized losses	—	(782)
Other income	223	189

Total revenues and other income	37,719	41,011
Losses and loss adjustment expenses	15,612	16,198
Underwriting expenses	7,132	7,016
Investment expenses	324	262
Interest expense	385	688
General and administrative expenses	263	267

Total expenses	23,716	24,431

Income before federal income taxes	14,003	16,580
Federal income tax expense	3,916	5,206

Net income	$10,087	$11,374

Net income — per common share
Basic	$1.15	$1.15
Diluted	$1.13	$1.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2008	8,811,802	$—	$246,173	$7,864	$254,037
Comprehensive income:
Net income			10,087		10,087
Other comprehensive loss, net of taxes				(2,653)	(2,653)

Total comprehensive income, net of taxes					7,434
Options exercised	123,500	1,873			1,873
Shares tendered/netted in connection with option exercise	(70,720)	(3,176)	(105)		(3,281)
Cash dividends to shareholders, $0.11 per share			(959)		(959)
Excess tax benefits from share-based awards		1,303			1,303
Purchase and retirement of common stock	(295,200)		(12,315)		(12,315)

Balance, March 31, 2009	8,569,382	$—	$242,881	$5,211	$248,092

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2007	10,127,740	$—	$257,502	$6,055	$263,557
Comprehensive income:
Net income			11,374		11,374
Other comprehensive income, net of taxes				1,411	1,411

Total comprehensive income, net of taxes					12,785
Options exercised	10,960	168			168
Shares tendered/netted in connection with option exercise	(1,448)	(63)			(63)
Cash dividends to shareholders, $0.10 per share			(980)		(980)
Excess tax benefits from share-based awards		101			101
Fair value compensation of share-based awards		19			19
Purchase and retirement of common stock	(404,000)	(225)	(17,120)		(17,345)

Balance, March 31, 2008	9,733,252	$—	$250,776	$7,466	$258,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net income	$10,087	$11,374
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation on available-for-sale investment securities arising during the period	(3,779)	1,514
Amortization of net unrealized appreciation on held-to-maturity investment securities related to their transfer from the available-for-sale category	(303)	(202)
Adjustment for net realized losses on available-for-sale investment securities included in net income	—	858

Other comprehensive (loss) income before tax	(4,082)	2,170
Deferred federal income tax (benefit) expense	(1,429)	759

Other comprehensive (loss) income	(2,653)	1,411

Comprehensive income	$7,434	$12,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$10,087	$11,374
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,326	912
Net realized losses	—	782
Deferred federal income taxes	648	1,123
Current federal income taxes	3,306	4,083
Excess tax benefits from share-based awards	(1,303)	(101)
Share-based compensation	—	19
Changes in:
Unpaid loss and loss adjustment expenses	801	(2,733)
Unearned premiums	(340)	840
Other assets and liabilities	(234)	(3,491)

Net cash from operating activities	14,291	12,808
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(5,959)	(11,848)
Held-to-maturity — fixed income	—	(46,550)
Other investments	(1,314)	—
Property and equipment	(50)	(1,286)
Proceeds from sales and maturities
Available-for-sale — fixed income	395	18,034
Held-to-maturity — fixed income	22,085	65,231
Other	108	—

Net cash from investing activities	15,265	23,581
Cash flows from (for) financing activities
Common stock repurchased	(12,315)	(17,345)
Excess tax benefits from share-based awards	1,303	101
Taxes paid in connection with net option exercise	(1,448)	—
Change in payable for shares repurchased	915	(2,803)
Cash dividends paid	(959)	(980)
Proceeds from stock options exercised	40	105

Net cash for financing activities	(12,464)	(20,922)

Net increase in cash and cash equivalents	17,092	15,467
Cash and cash equivalents, beginning of period	101,637	87,498

Cash and cash equivalents, end of period	$118,729	$102,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America, APSpecialty Insurance Corporation, Alpha Advisors, Inc., and American Physicians Assurance Corporation (“American Physicians”). APCapital and its consolidated subsidiaries are referred to collectively herein as “the Company”. All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2008 Condensed Consolidated Balance Sheet of the Company presented in this Report on Form 10-Q was derived from audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

The portion of internally developed software that had not been placed in service as of December 31, 2008, approximately $4.6 million, has been reclassified from property and equipment to other assets in the December 31, 2008 balance sheet to conform to the current year presentation and to enhance comparability.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, the fair value of investments, including whether securities are other-than-temporarily impaired, revenue recognition, income taxes, reinsurance assets and liabilities, the reserve for extended reporting period claims and deferred policy acquisition costs. Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates changed.

Nature of Business

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers, with an emphasis on markets in the Midwest.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2.	Effects of New Accounting Pronouncements

The Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) and Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), is discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements. In addition, SFAS No. 157 was also amended by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are not measured at fair value in the financial statements on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 did not have a material effect on its consolidated results of operations, financial position or liquidity. However, additional disclosures were required, which may be found in Note 5.

In April 2009, the FASB issued three related Staff Positions to provide additional technical guidance regarding the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These Staff Positions are effective for interim and annual periods ending after June 15, 2009. FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), supersedes FSP 157-3 and provides additional technical guidance regarding the factors that should be considered in estimating fair value in the current economic environment while reemphasizing that the objective of a fair value measurement remains an exit price. This Staff Position also contains additional interim and annual financial statement disclosure requirements which will result in more disaggregated disclosures than previously required under SFAS No. 157. FASB Staff Position No. 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), modifies the requirements for recognizing other-than-temporarily-impaired debt securities and changes the existing impairment model for such securities. This Staff Position also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. FASB Staff Position No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), relates to fair value disclosures for financial instruments that are within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). This Staff Position increases the frequency of fair value disclosures from annual to quarterly in an effort to provide financial statement users with more timely information about the effects of current market conditions on financial instruments. The adoption of these Staff Positions by the Company in the second quarter of 2009 is not expected to have a material impact on its consolidated results of operations, financial position or liquidity. However, additional and enhanced disclosures will be required.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 improves financial reporting by providing a consistent framework for selecting accounting principles to be used when preparing GAAP financial statements. This statement assigns a hierarchical rank to the various sources of accounting literature from Level A through Level D. SFAS No. 162 is effective 60 days after the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, which is expected to be sometime during the third quarter of 2009. The Company does not expect the provision of SFAS No. 162 to have a material effect on its consolidated results of operations, financial position or liquidity. However, references to authoritative GAAP literature in the Company’s financial statements, notes thereto and periodic reports on Forms 10-Q and 10-K will need to be updated to reflect to reflect new Codification references.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

3.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$10,087	$11,374

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	8,739	9,916
Effect of dilutive stock options and awards	151	194

Denominator for diluted income per common share — adjusted weighted average shares outstanding	8,890	10,110

Net income — basic	$1.15	$1.15
Net income — diluted	$1.13	$1.13

In accordance with SFAS No. 128, “Earnings per Share,” the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method as required by SFAS No. 128, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three months ended March 31, 2009 and 2008 there were no stock options that were considered to be anti-dilutive.

4.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at March 31, 2009 and December 31, 2008, was as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
States and political subdivisions	$149,731	$8,606	$—	$158,337
Corporate securities	70,964	2,732	(1,061)	72,635
Mortgage-backed securities	95	—	(21)	74

Total fixed-income securities	220,790	11,338	(1,082)	231,046
Equity securities(1)	17,829	52	(3,838)	14,043

Total available-for-sale securities	$238,619	$11,390	$(4,920)	$245,089

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
States and political subdivisions	$150,098	$5,844	$(20)	$155,922
Corporate securities	65,381	2,898	(1,339)	66,940
Mortgage-backed securities	99	—	(20)	79

Total fixed-income securities	215,578	8,742	(1,379)	222,941
Equity securities(1)	16,515	2,885	—	19,400

Total available-for-sale securities	$232,093	$11,627	$(1,379)	$242,341

(1)	Available-for-sale equity securities are included in “Other investments” on the accompanying Condensed Consolidated Balance Sheets.

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of March 31, 2009 and December 31, 2008. The carrying value at March 31, 2009 and December 31, 2008, includes approximately $1.5 million and $1.9 million of unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, and will be amortized over the remaining life of the security through comprehensive income.

	March 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$44,435	$248	$—	$44,683
States and political subdivisions	227,384	7,886	(5)	235,265
Corporate securities	37,663	565	(276)	37,952
Mortgage-backed securities	149,446	2,352	(35)	151,763

Total held-to-maturity fixed-income securities	$458,928	$11,051	$(316)	$469,663

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$64,458	$676	$—	$65,134
States and political subdivisions	228,685	4,567	(291)	232,961
Corporate securities	37,824	369	(409)	37,784
Mortgage-backed securities	150,783	1,435	(755)	151,463

Total held-to-maturity fixed-income securities	$481,750	$7,047	$(1,455)	$487,342

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Those fixed-income securities in the tables above that are in an unrealized or unrecognized loss position at March 31, 2009 or December 31, 2008 were determined to be in that position primarily as a result of changes in prevailing interest rates. All fixed-income securities in an unrealized or unrecognized loss position at March 31, 2009 or December 31, 2008 were considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. In addition, all mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies. Based on the absence of significant negative factors regarding the issuer’s credit-worthiness, combined with the Company’s ability and intent to hold the securities above that are in an unrealized or unrecognized loss position until their maturity, or for a sufficient period of time to allow for the recovery of the securities market value, the decline in their market value is deemed to be temporary in nature.

One of the Company’s strategic equity security investments has experienced a significant decline in fair value since December 31, 2008. This investment was not deemed other-than-temporarily impaired at March 31, 2009, as management of the investee in question had not had sufficient time to execute its turnaround strategy. This investment will be closely monitored, and should the financial condition and results of operations of the investee not improve in the near future, an other-than-temporary impairment charge may become necessary later in 2009. The unrealized loss on this equity security was approximately $3.8 million at March 31, 2009.

5.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Valuation of Investments

Fair values for the Company’s investment securities are obtained from a variety of independent pricing sources. Prices obtained from the various sources are then subjected to a series of tolerance and validation checks. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and non-binding bid or ask price quotes are just a few of the observable inputs utilized. Prices determined by the model are then compared with prices provided by other vendors and against prior prices to ensure that deviations are within tolerable limits. If none of the pricing vendors are able to provide a current price for a security, a fair value must be developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).

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

Our financial assets with changes in fair value measured on a recurring basis at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securities	$231,046	$—	$224,840	$6,206
Equity securities(1)	14,043	14,043	—	—

Total	$245,089	$14,043	$224,840	$6,206

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securities	$222,941	$—	$216,722	$6,219
Equity securities(1)	19,400	19,400	—	—

Total	$242,341	$19,400	$216,722	$6,219

(1)	Included in other investments on the accompanying Condensed Consolidated Balance Sheets.

The Company had no financial liabilities that it measured at fair value at March 31, 2009 or December 31, 2009.

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2009 and 2008 were as follows:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Available-for-sale fixed-income securities
Balance at January 1,	$6,219	$6,911
Principal paydowns	(16)	—
Net unrealized appreciation included in other comprehensive income	3	153

Balance at March 31,	$6,206	$7,064

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures above, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing, at least

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

annually, the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At March 31, 2009 the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment, internally developed software and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. At March 31, 2009 none of the aforementioned non-financial assets and non-financial liabilities were included in the financial statements at fair value, in accordance with the fair value redetermination guidance applicable to such assets and liabilities. Therefore, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “we,” “our” and “us” are references to the Company.

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

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies” of our most recent Annual Report on Form 10-K. There have been no material changes to these policies since the most recent year end.

Results of Operations — Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table shows our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the quarter ended March 31, 2009 and 2008.

			Change
	2009	2008	Dollar	Percentage(2)
	(Dollars in thousands)

Direct premiums written	$30,121	$33,671	$(3,550)	(10.5)%

Net premiums written	$28,720	$32,175	$(3,455)	(10.7)%

Net premiums earned	$29,306	$31,647	$(2,341)	(7.4)%
Losses and loss adjustment expenses
Current year losses	23,836	24,618	(782)	3.2%
Prior year losses	(8,224)	(8,420)	196	(2.3)%

Total	15,612	16,198	(586)	3.6%
Underwriting expenses	7,132	7,016	116	(1.7)%

Total underwriting gain	6,562	8,433	(1,871)	(22.2)%
Other revenue (expense) items
Investment income	8,190	9,957	(1,767)	(17.7)%
Net realized losses	—	(782)	782	100.0%
Other income	223	189	34	18.0%
Other expenses(1)	(972)	(1,217)	245	20.1%

Total other revenue and expense items	7,441	8,147	(706)	(8.7)%

Income before federal income taxes	14,003	16,580	(2,577)	(15.5)%
Federal income tax expense	3,916	5,206	(1,290)	24.8%

Net income	$10,087	$11,374	$(1,287)	(11.3)%

Loss Ratio:
Accident year	81.3%	77.8%		3.5%
Prior years	(28.0)%	(26.6)%		(1.4)%

Calendar year	53.3%	51.2%		2.1%
Underwriting expense ratio	24.3%	22.2%		2.1%
Combined ratio	77.6%	73.4%		4.2%
Pre-tax investment yield	3.98%	4.71%		(0.7)%
Net-of-tax investment yield	3.11%	3.43%		(0.3)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

Overview

Net income for the first quarter of 2009 was $1.3 million less than the first quarter of 2008. The decrease in net income was the result of decreases in the gain from underwriting and investment income. The decrease in the underwriting gain was principally due to the decline in net premiums earned, which was the result of declining net premiums written over the last several quarters. Investment income was down due to the decreases in short-term interest rates in 2008 and our increased position in tax exempt securities. As a result of our increased position in tax exempt securities, our effective tax rate decreased to 28.0% in the first quarter of 2009 compared with 31.4% in the first quarter of last year. The $1.3 million decrease in federal income tax expense, along with decreases in realized losses and interest expense, partially offset the effects of the decreases in underwriting gains and investment income on net income.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the quarters ended March 31, 2009 and 2008.

			Change
	2009	2008	Dollar	Percentage
	(Dollars in thousands)

Direct premiums written
Michigan	$8,669	$9,840	$(1,171)	(11.9)%
Illinois	8,347	8,554	(207)	(2.4)%
Ohio	5,873	7,447	(1,574)	(21.1)%
New Mexico	4,809	5,072	(263)	(5.2)%
Kentucky	1,863	2,137	(274)	(12.8)%
Other	560	621	(61)	(9.8)%

Total	$30,121	$33,671	$(3,550)	(10.5)%

Net premiums written	$28,720	$32,175	$(3,455)	(10.7)%

Ratio of net premiums written to direct	95.3%	95.6%		(0.3)%

The medical professional liability insurance market remains highly competitive, which continues to place downward pressure on premium rates. As a result of premium rate decreases and the loss of accounts to competitors, we wrote $3.6 million, or 10.5%, less direct premiums in the first quarter of 2009 than in the first quarter of 2008. Despite the loss of policies in the first quarter of 2009, our retention ratio was again strong at 88.3% for the quarter, up slightly from the 87.8% in the first quarter of 2008.

The rate decreases that we have recently taken have been in response to favorable claim trends noted in virtually all markets of the medical professional liability industry. These favorable claim trends have caused other carriers to decrease their rates as well, thus increasing overall competition in the industry. We anticipate that the medical professional liability insurance pricing environment will remain highly competitive in the near future with additional premium rate decreases likely. However, we plan to continue to adhere to our philosophy of underwriting discipline and adequate pricing in this soft market cycle.

The decrease in net premiums written in the first quarter of 2009, compared to the first quarter of 2008, was almost identical with the decrease in direct premiums written. This was expected as the 2009 year reinsurance treaty terms are substantially the same as the terms of the 2008 year treaty.

Net premiums earned decreased only 7.4%. This decrease was less than the net premiums written decrease for the quarter as premiums are earned pro rata over the policy term, typically one year. This means that premiums earned in the first quarter of 2009 are based on premiums written not only during the quarter, but the previous 12 months as well. Net premiums written in calendar year 2008 decreased 8.2% when compared with 2007. We commonly refer to this timing difference between when premiums are written and when they are earned as the “premium lag” effect.

Loss and Loss Adjustment Expenses

Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, for the first quarter of 2009 decreased $0.6 million compared with the first quarter a year ago. The accident year loss ratio for the first quarter of 2009 was 81.3%, up from 77.8% in the first quarter of 2008. The increase in the accident year loss ratio was principally the result of premium rate decreases.

Favorable development on prior years’ loss reserves for the first quarter of 2009 was $8.2 million, compared with $8.4 million in the first quarter of 2008. The favorable development in the first quarters of 2009 and 2008, annualized, represented 5.8% of beginning net loss and loss adjustment expense reserves. The $8.2 million of favorable development in 2009 consisted of favorable development on medical professional liability reserves of $10.0 million, partially offset by adverse development on workers’ compensation reserves of $1.8 million. The medical professional liability favorable development came from all markets, the most significant of which was Illinois, which generated $4.0 million of the total $10.0 million.

Medical professional liability reported claims in the first quarter of 2009 were 244, a slight increase over the 232 reported during the same period of 2008 and the average reported claim count for the last eight quarters of 232. Paid loss severity during the first quarter of 2009 increased modestly to $74,500, compared with an average of $69,100 over the last eight quarters. We measure paid loss severity as the average net paid loss and loss adjustment expense per claim closed with payment over a four quarter trailing period. The slight increase in average paid loss severity was largely offset by a decrease in the total amount of net paid losses and loss adjustment expenses.

We believe that our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of March 31, 2009. However, should actual loss trends continue to develop more favorably than our prior estimates, we likely will experience additional favorable development in future periods. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the claim trends we have noted in recent years, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.

Underwriting Expenses

Underwriting expenses for the first quarter of 2009 increased $116,000 compared to the first quarter of last year. This increase in underwriting expenses was primarily attributable to the implementation of significant portions of our new policy and claims system in the fourth quarter of 2008 and first quarter of 2009. In addition to the amortization expense now being recorded, we have discontinued the capitalization of salary and other benefit costs associated with internal staff that has been working on the project now that it is substantially completed. As a result of the amortization expense and discontinued capitalization of salary and other benefit costs, we anticipate that our underwriting expense ratio will be approximately 1% — 2% higher in 2009 when compared with the same period of 2008. In addition, if our premium volume continues to decrease, the underwriting expense ratio will continue to increase as there will be a lower premium base over which to spread certain fixed overhead and other costs.

Investment Income

Investment income for the first quarter of 2009 was down $1.8 million compared to the first quarter of 2008. The decrease was principally due to the decrease in short-term interest rates and the increase in the allocation of our portfolio to tax-exempt securities and cash. Throughout 2008 we utilized the proceeds from calls of several higher-yielding corporate and government-agency issues to purchase additional tax-exempt securities and to fund our corporate capital initiatives. The increase in our cash and cash equivalents was largely attributable to the uncertainty regarding long-term interest rates and our desire to maintain investment flexibility.

Net Realized Losses

We had no net realized gains or losses during the first quarter of 2009, compared with net realized losses of $782,000 during the first quarter of 2008. The first quarter of 2008 net realized loss was attributable to a pre-tax charge of $858,000 related to the other-than-temporary impairment of CIT Group bonds. Our review of our investment portfolio at March 31, 2009 did not indicate that any securities were other than temporarily impaired.

Other Expenses

The decrease in other expenses was the result of lower interest rates and a lower outstanding principal balance on our long-term debt. The interest rate on the debt is 4.14% plus the three-month London Interbank Offered Rate (LIBOR). The LIBOR rate is reset quarterly in approximately the middle of February, May, August and November. In August 2008, we repaid $5 million of the outstanding $30.9 million principal, which has effectively reduced our interest expense by approximately 16%.

Income Taxes

The effective tax rate for the first quarter of 2009 was 28.0%, down from 31.4% in the first quarter of 2008. As mentioned previously, we increased our position in tax-exempt securities in 2008. This increase in tax-exempt interest income along with the $2.6 million decrease in pre-tax income, were the principal causes of the decrease in the effective tax rate. Based on our current investment holdings, we believe that the current quarter’s effective tax rate of 28.0% reasonably reflects the anticipated effective tax rate we expect for the remainder of 2009.

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

Parent Company

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 19 of the Notes to Consolidated Financial Statements included in our most recent Annual Report on Form 10-K. In accordance with these limits, American Physicians could pay “ordinary” dividends to APCapital of approximately $48.0 million in 2009 without prior regulatory approval. However, the timing of these dividend payments is subject to regulatory limitations based on the timing and amount of the dividends that were paid in the preceding 12 months. Accordingly, no dividends may be paid, without prior regulatory approval, until the third quarter of 2009, at which time dividends of $25.0 million may be paid. The remaining $23.0 million in “ordinary” dividend payments are not permitted until December of 2009. At March 31, 2009, APCapital’s cash and cash equivalent resources totaled approximately $24.9 million.

We paid a quarterly cash dividend of $0.11 per common share on March 31, 2009, which totaled approximately $1.0 million. On April 30, 2009, the Board of Directors declared a second-quarter cash dividend of $0.11 per common share payable on June 30, 2009, to shareholders of record on June 12, 2009, which is expected to result in a total payout of approximately $0.9 million.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

We continued to repurchase shares of our outstanding common stock during the first quarter of 2009. A total of 295,200 shares were repurchased during the quarter at a cost of $12.3 million, or $41.72 per share. Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Report on Form 10-Q, contains additional details of our share repurchase programs, as well as the restrictions and limitations pertaining to any share repurchases. Our current intent is to continue with our share repurchase programs for the foreseeable future, subject to any restrictions and limitations imposed by law or contained in such programs and the availability of cash resources.

APCapital has $25.9 million of outstanding long-term debt. The debt matures in 2033, but is callable, in whole or in part, by us at any time subject to certain notification requirements. The debt pays a variable rate of interest of 4.14% plus the three-month LIBOR rate. We frequently evaluate our capital management strategies with the intention of providing the most value to APCapital shareholders and making prudent use of APCapital’s cash resources. Any decision to make early payments on the debt would be based on such evaluations, as well as changes in our available cash resources, capital needs and other relevant factors.

Consolidated

Our net cash flow from operations during the first quarter of 2009 was $14.3 million, an increase of $1.5 million compared to the first quarter of 2008. The increase was primarily the result of a $3.7 million decrease in loss and loss adjustment expense payments as well as the receipt of cash from reinsurers related to our commutation of our 2005 reinsurance treaty, which was effective December 31, 2008. Partially offsetting the increases in cash flows were decreases in premium receipts and investment income collected of $2.5 million and $0.5 million, respectively, as well as an increase in federal income taxes paid of $1.2 million.

The following table shows the composition of our net cash flows from operations for the quarters ended March 31, 2009 and 2008.

	2009	2008
	(Dollars in thousands)

Cash from (for):
Premiums received	$30,844	$33,375
Investment income collected	9,106	9,619
Loss and loss adjustment expenses paid	(12,136)	(15,833)
Commissions and other acquisition costs	(3,245)	(3,222)
Net reinsurance impact	2,445	1,027
Income taxes paid	(1,266)	(101)
Salaries and other employee costs	(8,859)	(8,937)
Other	(2,598)	(3,120)

Net cash flows from operations	$14,291	$12,808

At March 31, 2009, in addition to the $24.9 million of cash at APCapital, our insurance and other operating subsidiaries had $93.8 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, at March 31, 2009, we had $231.0 million of available-for-sale fixed-income securities that could be sold to generate cash. Our held-to-maturity fixed-income security portfolio includes $9.1 million, $68.7 million $153.5 million and $78.3 million of securities that mature in the next year, one to five years, five to 10 years, and more than 10 years, respectively. In addition, we have $149.4 million of mortgage-backed securities classified as held-to-maturity that provide periodic principal repayments.

Financial Condition

In evaluating our financial condition, three factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our current A.M. Best rating, which currently stands at A- (Excellent); second, the adequacy of our reserves for unpaid loss and loss adjustment expenses; and third, the quality of assets in our investment portfolio.

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at March 31, 2009 remains strong, at approximately $209.8 million. This results in a net premium written to surplus ratio of 0.56:1 based on $116.7 million of net premiums written in the 12 months ended March 31, 2009. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premium written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. Our net leverage ratio, which is the sum of the net premiums written and net liabilities divided by statutory surplus at March 31, 2009, was 3.6. The net leverage ratio is used by regulators and rating agencies to measure a company’s combined exposure to pricing errors and errors in the estimation of its liabilities, net of reinsurance, in relation to its surplus. Generally, the industry considers a ratio of less than 6.0 acceptable for long-tailed casualty line carriers.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Medical professional liability insurance is a long-tailed line of business, which means that claims may take several years from the date they are reported to us until the time at which they are either settled or closed. In addition, we also offer occurrence-based coverage in select markets, primarily Michigan and New Mexico. Occurrence-based policies offer coverage for insured events that occurred during the dates that a policy was in-force. This means that claims that have been incurred may not be reported to us until several years after the insured event has occurred. These claims, and their associated reserves, are referred to as incurred but not reported, or IBNR. IBNR reserves may also be recorded as part of the actuarial estimation of total reserves to cover any deficiency or redundancy in case reserves that may be indicated by the actuary’s analyses. Case reserves are established for open claims and represent management’s estimate of the ultimate net settlement cost of a claim, and the costs to investigate, defend and settle the claim, based on the current information available about a given claim.

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of March 31, 2009, and December 31, 2008. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	March 31,	December 31,
	2009	2008	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$255,804	$236,093	$19,711	8.3%
Number of open claims	1,429	1,418	11	0.8%
Average net case reserve per open claim	$179,009	$166,497	$12,512	7.5%
Net IBNR reserves	$284,036	$303,856	$(19,820)	(6.5)%
Total net reserves	$539,840	$539,949	$(109)	0.0%

Medical professional liability total net reserves at March 31, 2009 were relatively unchanged from December 31, 2008. The increase in case reserves primarily pertained to the 2008 accident year, and was an acceleration of the recognition of the ultimate claim cost in the case reserves. Accordingly, we reduced our IBNR reserve estimate by approximately the same amount.

Open claims increased slightly (0.8%) in the first quarter of 2009. This ends a trend of decreasing open claim counts that we have experienced for several years. The trend of decreasing open claims could not continue indefinitely as our reported claim counts seem to have leveled off, and at some point the number of claims closed had to decrease simply as a function of the number of open claims. It is unclear whether we have reached that point yet. However, we anticipate that if our open claim count does continue to decrease, the rate of decrease will be less than what we have experienced over the last several years.

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

Although we initiated our exit from workers’ co4mpensation in 2003, and the last policy expired in the second quarter of 2005, workers’ compensation is also a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Workers’ compensation net reserves at March 31, 2009, were $23.1 million compared with $22.3 million at December 31, 2008. Workers’ compensation net reserves developed unfavorably in the first quarter of 2009 by $1.8 million. The increase in reserves and the adverse development in the first quarter was mostly the result of increases in the case reserves related to approximately one dozen claims in Kentucky and Minnesota. These case reserve increases appear to reflect an increase in claim severity that was not contemplated in the actuary’s December 31, 2008 projection of ultimate losses. Open workers compensation claims decreased to 208 at March 31, 2009 from 210 at December 31, 2008.

As with medical professional liability reserves, there is a great deal of uncertainty inherent in workers’ compensation reserves estimates, and while we believe our estimate at March 31, 2009 is adequate, there can be no assurance that the ultimate cost of claims settlement will not exceed the reserves we have established, or that we will not later determine that our reserve estimates were inadequate.

Activity in the liability for unpaid loss and loss adjustment expenses for the quarter ended March 31, 2009 and the year ended December 31, 2008 was as follows:

	Three Months
	Ended	Year Ended
	March 31, 2009	December 31, 2008
	(In thousands)

Beginning balance, gross	$644,396	$664,117
Less, reinsurance recoverables	(81,546)	(104,648)

Net reserves, beginning balance	562,850	559,469
Incurred related to
Current year	23,836	97,490
Prior years	(8,224)	(32,179)

	15,612	65,311

Paid related to
Current year	(339)	(3,012)
Prior years	(14,642)	(58,918)

	(14,981)	(61,930)

Net reserves, ending balance	563,481	562,850
Plus, reinsurance recoverables	81,716	81,546

Ending balance, gross	$645,197	$644,396

Development as a % of beginning net reserves	(1.5)%	(5.8)%

The $8.2 million of favorable development recorded during the first quarter of 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Investments

Our fixed-income investment security portfolio consists principally of high quality corporate, government-sponsored agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value(1)	Portfolio	Value(1)	Portfolio

U.S. government obligations	$44,435	6.4%	$64,458	9.1%
Tax-exempt municipal securities	384,651	55.7%	383,547	54.4%
Corporate securities	111,368	16.1%	105,824	15.0%
Mortgage-backed securities	149,520	21.7%	150,862	21.4%

Total fixed-income securities	$689,974	100.0%	$704,691	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.

Most of our tax-exempt municipal securities are insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services. These bonds are often general obligations and are backed by the full taxing authority of the city, county or state, and have a very low historical rate of default. Our mortgage-backed securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan

Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency and have support tranches designed to promote the predictability of principal repayment cash flows.

The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s (“S&P”) credit quality rating at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$348,979	50.6%	$377,392	53.6%
AA	248,558	36.0%	234,543	33.3%
A	63,431	9.2%	63,723	9.0%
BBB	22,800	3.3%	22,812	3.2%

	683,768	99.1%	698,470	99.1%
Private Placement	6,206	0.9%	6,221	0.9%

Total	$689,974	100.0%	$704,691	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities, which we define as having an S&P credit quality rating of less than BBB, typically bear more credit risk than those of investment grade quality. For additional information regarding the risks inherent in our fixed-income investment security portfolio see “Item 3, Quantitative and Qualitative Disclosures About Market Risk.”

Other investments decreased to $19.0 million at March 31, 2009 from $24.3 million at December 31, 2008. This decrease was primarily attributable to a decline in the fair value of one of our strategic equity security investments. We do not believe that this investment is other than temporarily impaired at this time, as management of the investee in question has not had sufficient time to execute its turnaround strategy. We will continue to closely monitor this investment, and should the financial condition and results of operations of the investee not improve over the next few quarters, an other than temporary impairment charge may become necessary. Our unrealized loss on this equity security was approximately $3.8 million at March 31, 2009. See “Item 3, Quantitative and Qualitative Disclosures About Market Risk,” for additional information about the risks inherent in our equity security investments.

Other Significant Balance Sheet Items

Assets, other than our cash and invested assets, at March 31, 2009 decreased approximately $6.3 million from December 31, 2008. Reinsurance recoverables decreased $2.9 million as we collected the remaining $3.8 million due from reinsurers related to the commutation of our 2005 reinsurance treaty. Premiums receivable decreased $2.4 million in the first quarter of 2009 as a result of our recent decreases in direct premium written volume.

Total liabilities decreased $3.4 million during the first quarter of 2009. The decrease was primarily the result of the payout during the first quarter of 2009 of employee related expenses accrued at December 31, 2008 such as accrued bonuses and pension contributions.

Shareholders’ equity decreased $5.9 million during the quarter to $248.1 million at March 31, 2009. The decrease was due primarily due to a combination of share repurchases ($12.3 million), a decrease in the net unrealized gains on investment securities ($2.7 million, net of tax) and shareholder dividends ($1.0 million). These decreases were partially offset by net income of $10.1 million earned during the quarter. Shares outstanding at March 31, 2009, were 8,569,382, a decrease of 242,420 shares from December 31, 2008. Book value per share increased to $28.95 at March 31, 2009, from $28.83 at December 31, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the most recent fiscal year end.

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

At March 31, 2009, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At March 31, 2009 our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $6.2 million of private placement issues (which constitutes 0.9% of our fixed-income security portfolio), was considered investment grade. See table in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition” for the allocation of our fixed-income security portfolio by S&P credit quality rating.

In addition to closely monitoring the credit quality of individual securities in our fixed-income portfolio, our investment guidelines limit our fixed-income security holdings pertaining to any one issuer, other than U.S. Government and agency backed securities, in excess of three-percent of statutory admitted assets, or five-percent of statutory surplus. In practice this has generally resulted in limiting such investments to $6 million per issuer at our American Physicians subsidiary. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region.

Furthermore, we periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. As a result of these reviews, we have determined that none of our fixed-income securities or strategic equity investments were other than temporarily impaired at March 31, 2009.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 32.6%, or $149.4 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

Interest Rate Risk

At March 31, 2009, our available-for-sale fixed-income security portfolio was valued at $231.0 million and had an average modified duration of 3.21 years, compared to a portfolio valued at $222.9 million with an average modified duration of 3.43 years at December 31, 2008. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at March 31, 2009 and December 31, 2008. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	March 31, 2009			December 31, 2008
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$217,972	$(13,074)	2.94	$209,579	$(13,362)	3.22
+1%	224,564	(6,482)	2.95	216,320	(6,621)	3.16
0	231,046		3.21	222,941		3.43
-1%	239,152	8,106	3.26	231,609	8,668	3.50
-2%	247,033	15,987	3.32	239,957	17,016	3.57

Equity Price Risk

At March 31, 2009 the fair value of our available-for-sale equity securities was $14.0 million. These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.57 at March 31, 2009. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10% the fair value of our equity securities would be expected to increase by 5.7% to $14.8 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 5.7% in the fair value of our equity securities to $13.2 million. The selected hypothetical changes of plus or minus 10% assumed in this illustration are not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2009:

				Maximum Dollar Value of
			Total Number	Shares that May Yet Be
	Total		of Shares	Repurchased Under the Plans or
	Number of	Average	Repurchased as	Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Rule 10b5-1
	Repurchased	per Share	Announced Plans	Plan(a)	Plan(b)

For the month ended January 31, 2009	54,000	$42.10	54,000	$21,409,312	$24,538,131
For the month ended February 28, 2009	65,300	$43.18	65,300	$20,292,414	$22,835,442
For the month ended March 31, 2009	175,900	$41.06	175,900	$17,148,519	$18,757,048
For the three months ended March 31, 2009	295,200	$41.72	295,200	$17,148,519	$18,757,048

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million, respectively, of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. Such unused Rule 10b5-1 authorizations totalled $26,811,583 at December 31, 2009. The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the plan have been used. The Company may terminate the Rule 10b5-1 plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 8, 2008, at which the shareholders approved the ratification of BDO Seidman, LLP as the Company’s independent registered public accountants and elected three directors. All nominees were elected. The following tables set forth the results of the voting at the meeting.

	Number of Votes
Nominee	For	Against	Withheld

Billy B. Baumann, M.D.	7,693,995	—	239,314
R. Kevin Clinton	7,694,001	—	239,308
Larry W. Thomas	7,691,127	—	242,182

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	7,920,408	10,548	2,351	2

Item 6.	Exhibits

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
Frank H. Freund
Its: Executive Vice President, Treasurer
and Chief Financial Officer

Date: May 8, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
99.1	Fixed-Income Security Detail of American Physicians Capital, Inc. and Subsidiaries’ Investment Portfolio as of March 31, 2009.