Form 10-Q
period 2009-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2009-08-10
CIK 1118148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(517) 351-1150

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2009, was 10,608,606.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Shareholders’ Equity	5
	Condensed Consolidated Statements of Comprehensive Income	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	36
Signatures		37
Exhibit Index		38
EX-31.1
EX-31.2
EX-32.1
EX-99.1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments:
Fixed-income securities
Available-for-sale, at fair value	$238,378	$222,941
Held-to-maturity, at amortized cost	411,383	481,750
Other investments	22,754	24,320

Total investments	672,515	729,011
Cash and cash equivalents	139,079	101,637
Premiums receivable	28,426	34,024
Reinsurance recoverable	80,122	86,397
Deferred federal income taxes	17,537	18,573
Property and equipment, net of accumulated depreciation	8,350	8,678
Other assets	26,180	27,503

Total assets	$972,209	$1,005,823

LIABILITIES
Unpaid losses and loss adjustment expenses	$635,796	$644,396
Unearned premiums	50,377	55,984
Long-term debt	25,928	25,928
Other liabilities	19,899	25,478

Total liabilities	732,000	751,786
Commitments & Contingencies
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 10,737,983 and 11,749,069 shares outstanding at June 30, 2009 and December 31, 2008, respectively (Note 2)	—	—
Additional paid-in-capital	—	—
Retained earnings	232,271	246,173
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	7,938	7,864

Total shareholders’ equity	240,209	254,037

Total liabilities and shareholders’ equity	$972,209	$1,005,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Net premiums written	$23,389	$25,499	$52,109	$57,674
Change in net unearned premiums	4,993	5,921	5,579	5,393

Net premiums earned	28,382	31,420	57,688	63,067
Investment income	8,028	9,235	16,218	19,192
Net realized gains (losses)	—	74	—	(708)
Other income	212	206	435	395

Total revenues and other income	36,622	40,935	74,341	81,946
Losses and loss adjustment expenses	13,113	17,667	28,725	33,865
Underwriting expenses	7,319	6,623	14,451	13,639
Investment expenses	215	241	539	503
Interest expense	344	555	729	1,243
General and administrative expenses	327	319	590	586
Other expenses	(40)	—	(40)	—

Total expenses	21,278	25,405	44,994	49,836

Income before federal income taxes	15,344	15,530	29,347	32,110
Federal income tax expense	4,354	4,487	8,270	9,693

Net income	$10,990	$11,043	$21,077	$22,417

Net income — per common share (Note 2)
Basic	$0.99	$0.85	$1.85	$1.71
Diluted	$0.97	$0.83	$1.82	$1.68

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2008	11,749,069	$—	$246,173	$7,864	$254,037
Comprehensive income:
Net income			21,077		21,077
Other comprehensive income, net of taxes				74	74

Total comprehensive income, net of taxes					21,151
Options exercised	178,647	2,056			2,056
Shares tendered/netted in connection with option exercise	(99,733)	(3,384)	—		(3,384)
Cash dividends to shareholders, $0.0825 per share(1)			(1,858)		(1,858)
Excess tax benefits from share-based awards		1,380			1,380
Purchase and retirement of common stock	(1,090,000)	(52)	(33,121)		(33,173)

Balance, June 30, 2009	10,737,983	$—	$232,271	$7,938	$240,209

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding(1)	Capital	Earnings	Income	Total
	(Unaudited)
	(In thousands, except share data)

Balance, December 31, 2007	13,503,653	$—	$257,502	$6,055	$263,557
Comprehensive income:
Net income			22,417		22,417
Other comprehensive loss, net of taxes				(1,376)	(1,376)

Total comprehensive income, net of taxes					21,041
Options exercised	14,613	168			168
Shares tendered/netted in connection with option exercise	(1,930)	(63)			(63)
Cash dividends to shareholders, $0.075 per share(1)			(1,952)		(1,952)
Excess tax benefits from share-based awards		101			101
Fair value compensation of share-based awards		37			37
Purchase and retirement of common stock	(554,666)	(243)	(17,644)		(17,887)

Balance, June 30, 2008	12,961,670	$—	$260,323	$4,679	$265,002

(1)	See Note 2

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

Net income	$10,990	$11,043	$21,077	$22,417
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period	4,452	(4,015)	673	(785)
Amortization of net unrealized appreciation on held-to-maturity
investment securities related to their transfer from the available-for-sale category	(256)	(303)	(559)	(505)
Adjustment for net realized gains (losses) on available-for-sale investment securities included in net income	—	31	—	(827)

Other comprehensive income (loss) before tax	4,196	(4,287)	114	(2,117)
Deferred federal income tax expense (benefit)	1,469	(1,500)	40	(741)

Other comprehensive income (loss)	2,727	(2,787)	74	(1,376)

Comprehensive income	$13,717	$8,256	$21,151	$21,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from (for) operating activities
Net income	$21,077	$22,417
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,644	1,948
Net realized losses	—	708
Deferred federal income taxes	997	1,340
Current federal income taxes	812	953
Excess tax benefits from share-based awards	(1,380)	(101)
Share-based compensation	—	37
Loss on equity method investees	71	—
Changes in:
Unpaid loss and loss adjustment expenses	(8,599)	(6,208)
Unearned premiums	(5,607)	(5,305)
Other assets and liabilities	7,232	2,413

Net cash from operating activities	17,247	18,202
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(12,988)	(15,478)
Held-to-maturity — fixed income	—	(96,766)
Other investments	(1,437)	(3,364)
Property and equipment	(132)	(2,136)
Proceeds from sales and maturities
Available-for-sale — fixed income	452	44,878
Held-to-maturity — fixed income	69,013	99,329
Other	—	2,343

Net cash from investing activities	54,908	28,806
Cash flows from (for) financing activities
Common stock repurchased	(33,173)	(17,887)
Excess tax benefits from share-based awards	1,380	101
Taxes paid in connection with net option exercise	(1,448)	—
Change in payable for shares repurchased	266	(2,803)
Cash dividends paid	(1,858)	(1,952)
Proceeds from stock options exercised	120	105

Net cash for financing activities	(34,713)	(22,436)

Net increase in cash and cash equivalents	37,442	24,572
Cash and cash equivalents, beginning of period	101,637	87,498

Cash and cash equivalents, end of period	$139,079	$112,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Basis of Consolidation and Reporting

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Insurance Corporation of America, APSpecialty Insurance Corporation, Alpha Advisors, Inc., and American Physicians Assurance Corporation (“American Physicians”). APCapital and its consolidated subsidiaries are referred to collectively herein as “the Company.” All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2008 Condensed Consolidated Balance Sheet of the Company presented in this Report on Form 10-Q was derived from audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated its activities and transactions for subsequent events, which may need to be recorded or disclosed, through the time of the filing of this Report on Form 10-Q on August 10, 2009. Other than the stock-split described in Note 2, no subsequent events were noted.

Reclassifications

The portion of internally developed software that had not been placed in service as of December 31, 2008, approximately $4.6 million, has been reclassified from property and equipment to other assets in the December 31, 2008 balance sheet to conform to the current year presentation and to enhance comparability.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Nature of Business

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers, with an emphasis on markets in the Midwest.

2.	Stock Split

On June 23, 2009 the Company’s Board of Directors declared a four-for-three stock split of its common shares to shareholders of record as of the close of business on July 10, 2009. Shares resulting from the stock split were distributed to shareholders on July 31, 2009. Share and per share data, including dividends paid to shareholders, have been retroactively adjusted in these unaudited Condensed Consolidated Financial Statements and notes thereto, to reflect the stock split.

3.	Effects of New Accounting Pronouncements

SFAS No. 168

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” This SFAS will be effective for the Company on July 1, 2009 and applies to all subsequent interim and annual financial statements. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”), which when effective will supersede all existing non-Securities and Exchange Commission accounting and reporting standards for non-governmental entities and become the single source of authoritative U.S. GAAP. Following SFAS No. 168, the FASB will not issue new standards in the form of SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

As the Codification does not change U.S. GAAP, it will not have a material impact on our financial position, results of operations or liquidity. However, previous references to applicable literature via our disclosures will be updated with the new Codification section reference where applicable.

SFAS Nos. 167 and 166

In June 2009 the FASB issued SFAS Nos. 167 and 166, which change the way entities account for securitizations and special purpose entities. Both SFASs are effective for the Company beginning January 1, 2010.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights, should be consolidated. Following the new guidance, the determination of whether a reporting entity is required to consolidate another entity is based on, among other factors, the entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. In addition, additional disclosures about the reporting entity’s involvement with variable interest entities will be required. The Company has not yet assessed the impact that SFAS No. 167 may have on its financial position, results of operations, liquidity, or disclosures.

SFAS No. 166, “Accounting for Transfers of Financial Assets,” is a revision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 will require additional information about transfers of financial assets, including securitization transactions, as well as where entities have a continuing exposure to the risks related to transferred financial assets to be disclosed. It also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

financial assets. The adoption of SFAS No. 166 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company as of the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

4.	Income Per Share

The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Numerator for basic and diluted income per common share:
Net income	$10,990	$11,043	$21,077	$22,417

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	11,108	12,970	11,380	13,096
Effect of dilutive stock options and awards	167	268	184	263

Denominator for diluted income per common share — adjusted weighted average shares outstanding	11,275	13,238	11,564	13,359

Net income — basic	$0.99	$0.85	$1.85	$1.71
Net income — diluted	$0.97	$0.83	$1.82	$1.68

The diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three and six months ended June 30, 2009 and 2008 there were no stock options that were considered to be anti-dilutive.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses, at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(In thousands)

Available-for-sale
States and political subdivisions	$149,360	$8,267	$—	$157,627
Corporate securities	77,959	3,800	(1,083)	80,676
Mortgage-backed securities	90	—	(15)	75

Total fixed-income securities	227,409	12,067	(1,098)	238,378
Equity securities(1)	17,833	2,141	(2,188)	17,786

Total available-for-sale securities	$245,242	$14,208	$(3,286)	$256,164

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(In thousands)

Available-for-sale
States and political subdivisions	$150,098	$5,844	$(20)	$155,922
Corporate securities	65,381	2,898	(1,339)	66,940
Mortgage-backed securities	99	—	(20)	79

Total fixed-income securities	215,578	8,742	(1,379)	222,941
Equity securities(1)	16,515	2,885	—	19,400

Total available-for-sale securities	$232,093	$11,627	$(1,379)	$242,341

(1)	Available-for-sale equity securities are included in “Other investments” on the accompanying unaudited Condensed Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of June 30, 2009 and December 31, 2008. The carrying value at June 30, 2009 and December 31, 2008 includes approximately $1.3 million and $1.9 million of net unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. Accordingly, the amortized cost of held-to-maturity securities was $410.1 million and $479.9 million at June 30, 2009 and December 31, 2008, respectively. These net unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets, and will be amortized over the remaining life of the applicable securities through comprehensive income.

	June 30, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
		(In thousands)

Held-to-maturity
U.S. government obligations	$14,952	$—	$(83)	$14,869
States and political subdivisions	226,182	7,415	(35)	233,562
Corporate securities	37,102	809	(198)	37,713
Mortgage-backed securities	133,147	2,507	(7)	135,647

Total held-to-maturity fixed-income securities	$411,383	$10,731	$(323)	$421,791

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
		(In thousands)

Held-to-maturity
U.S. government obligations	$64,458	$676	$—	$65,134
States and political subdivisions	228,685	4,567	(291)	232,961
Corporate securities	37,824	369	(409)	37,784
Mortgage-backed securities	150,783	1,435	(755)	151,463

Total held-to-maturity fixed-income securities	$481,750	$7,047	$(1,455)	$487,342

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Available-for-sale
Corporate securities	$3,954	$(47)	$5,464	$(1,036)	$9,418	$(1,083)
Mortgage-backed securities	—	—	75	(15)	75	(15)

Subtotal fixed-income securities	3,954	(47)	5,539	(1,051)	9,493	(1,098)
Equity securities	4,320	(2,188)	—	—	4,320	(2,188)

Subtotal available-for-sale securities	8,274	(2,235)	5,539	(1,051)	13,813	(3,286)
Held-to-maturity
U.S. government obligations	$14,869	$(83)	$—	$—	$14,869	$(83)
States and political subdivisions	6,583	(35)	—	—	6,583	(35)
Corporate securities	5,847	(198)	—	—	5,847	(198)
Mortgage-backed securities	4,231	(6)	59	(1)	4,290	(7)

Subtotal held-to-maturity	31,530	(322)	59	(1)	31,589	(323)

Total temporarily impaired securities	$39,804	$(2,557)	$5,598	$(1,052)	$45,402	$(3,609)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Available-for-sale
States and political subdivisions	$3,168	$(20)	$—	$—	$3,168	$(20)
Corporate securities	9,241	(1,359)	—	—	9,241	(1,359)

Subtotal available-for-sale	12,409	(1,379)	—	—	12,409	(1,379)
Held-to-maturity
States and political subdivisions	56,445	(291)	—	—	56,445	(291)
Corporate securities	14,244	(409)	—	—	14,244	(409)
Mortgage-backed securities	27,763	(558)	10,480	(197)	38,243	(755)

Subtotal held-to-maturity	98,452	(1,258)	10,480	(197)	108,932	(1,455)

Total temporarily impaired securities	$110,861	$(2,637)	$10,480	$(197)	$121,341	$(2,834)

Unrealized or unrecognized losses for fixed-income securities included in the table above at June 30, 2009 pertain to 12 securities. Only one of these securities is in a substantial unrealized loss position, which the Company defines as a fair value that is less than 95% of the securities amortized cost. This one security has an unrealized loss of $1.0 million on an amortized cost of $6.5 million. The Company does not intend to sell, nor is it more likely than not to be required to sell,

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

those fixed-income securities in the tables above that were in an unrealized or unrecognized loss position at June 30, 2009. In addition, the Company expects to fully recover the amortized cost of such securities when they mature or are called. The one security in a substantial unrealized loss position is backed by collateral with an estimated fair value that is in excess of the security’s amortized cost.

All fixed-income securities in an unrealized or unrecognized loss position at June 30, 2009 or December 31, 2008 were considered investment grade. The Company defines investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above.

One of the Company’s strategic equity security investments has experienced a decline in fair value since its purchase in late 2008. The issuer is currently in the process of executing a turnaround plan. In light of this development and the partial recovery in the fair value of the investment in the second quarter of 2009, the investment was not considered to be other than temporarily impaired as of June 30, 2009. This investment will continue to be closely monitored, and should the financial condition and results of operations of the company not improve over the next few quarters, an other than temporary impairment charge may become necessary. The Company’s unrealized loss on this equity security was approximately $2.2 million at June 30, 2009.

The Company has not sold any securities during 2009. Proceeds on the sales of investments in bonds for the three and six months ended June 30, 2008 totaled $11.1 million each. Gross gains and losses of $23,000 and $0, respectively, were realized on these sales.

The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at June 30, 2009, by contractual maturity, were:

Estimated
Fair Value
(In thousands)

Available-for-sale
Less than one year	$—
One to five years	164,022
Five to ten years	67,081
More than ten years	7,200
Mortgage-backed securities	75

Total available-for-sale	$238,378

	Carrying	Estimated
	Value	Fair Value
	(In thousands)

Held-to-maturity
Less than one year	$12,328	$12,523
One to five years	50,174	51,933
Five to ten years	161,478	166,249
More than ten years	54,255	55,439
Mortgage-backed securities	133,148	135,647

Total held-to-maturity	$411,383	$421,791

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Fair Values

Assets and liabilities reported in the financial statements at fair value are required to be classified according to a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

In determining the fair value of securities with a Level 2 fair value, the Company solicits prices from between four and ten pricing vendors or sources. Typically, each security type, e.g., corporate bonds, mortgage-backed securities or municipal bonds, has a preferred pricing vendor that specializes in that particular security type. In these cases, the preferred vendor price is used and the prices from other vendors are used to check the reasonableness of the preferred vendor’s price by making sure that all prices for a given security fall within a specified range. This type of tolerance check helps to ensure the accuracy of the preferred vendor’s price. The tolerance threshold can vary for individual securities based on security type, region and other factors. Preferred vendor prices are also tolerance checked against previously provided prices, which are provided daily, with the exception of some municipal bonds, which are provided weekly and at month-ends.

Prices provided by pricing vendors are based on proprietary pricing models, as described above, which produce an institutional bid evaluation. Institutional bid evaluations are an estimated price that a broker would pay for a security, typically in an institutional round lot. A bid evaluation is not a binding bid quote.

The Company’s Level 2 fair value fixed-income securities are not actively traded. However, transactions involving these securities are frequent enough that their markets are deemed to be active. Accordingly, prices obtained from pricing vendors for Level 2 fair value fixed-income securities have not been adjusted by the Company as the prices provided by vendors appear to be based on current information that reflects orderly transactions.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company currently has two private placement fixed-income securities that currently have Level 3 fair value classifications. One of these securities is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The other security with a Level 3 fair value is valued based on the present values of cash flows and contemplates interest rate, principal repayment and other assumptions made by the Company. The resulting fair value of the security approximates its par value. There have been no significant changes in the assumptions used to value Level 3 fair value securities during either the three or six months ended June 30, 2009 or 2008.

Available-for-sale equity securities — are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.

Our financial assets with changes in fair value measured on a recurring basis at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)

Available-for-sale investments:
Fixed-income securities	$238,378	$—	$232,233	$6,145
Equity securities(1)	17,786	17,786	—	—

Total	$256,164	$17,786	$232,233	$6,145

	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(In thousands)

Available-for-sale investments:
Fixed-income securities	$222,941	$—	$216,722	$6,219
Equity securities(1)	19,400	19,400	—	—

Total	$242,341	$19,400	$216,722	$6,219

(1)	Included in other investments on the accompanying unaudited Condensed Consolidated Balance Sheets.

The Company had no financial liabilities that it measured at fair value at June 30, 2009 or December 31, 2008.

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Available-for-sale fixed-income securities
Beginning balance	$6,206	$7,064	$6,219	$6,911
Principal paydowns	(53)	(210)	(69)	(210)
Net unrealized appreciation included in other comprehensive income	(8)	(130)	(5)	23

Ending balance	$6,145	$6,724	$6,145	$6,724

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures described above for available-for-sale fixed-income securities, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At June 30, 2009 and December 31, 2008 the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment, internally developed software and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs, and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. At June 30, 2009 none of the aforementioned non-financial assets and non-financial liabilities were included in the unaudited Condensed Consolidated Financial Statements at fair value in accordance with the fair value redetermination guidance applicable to such assets and liabilities. Therefore, there are no disclosures concerning non-financial assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments in the unaudited Condensed Consolidated Balance Sheets approximated their fair values at June 30, 2009 and December 31, 2008. The fair value of fixed-income held-to-maturity securities as of both dates is disclosed in Note 5.

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

On June 23, 2009 our Board of Directors declared a four-for-three stock split of APCapital’s common shares to shareholders of record as of the close of business on July 10, 2009. Shares resulting from the stock split were distributed to shareholders on July 31, 2009. Share and per share data, including dividends paid to shareholders, have been retroactively adjusted in this Quarterly Report on Form 10-Q to reflect the stock split.

Description of Ratios and Other Metrics Analyzed

We measure our performance using several different ratios and other key metrics. These ratios and other metrics are calculated in accordance with accounting principles generally accepted in the United States of America, which we refer to as GAAP, and include:

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

Investment Yield:  Investment yield represents the average return on investments as determined by dividing investment income for the period by the average ending monthly investment balance for the period. As we use average month ending balances, the yield for certain individual asset classes that are subject to fluctuations in a given month, such as cash and cash equivalents, may be skewed slightly. However, we believe that when calculated for the cash and invested asset portfolio in its entirety, the overall investment yield is an accurate and reliable measure for evaluating investment performance. We calculate our investment yield on a pre-tax basis. Our calculation of investment yields may differ from those employed by other companies.

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

As a way of evaluating our capital management strategies we measure and monitor our return on equity, or ROE, in addition to our results of operations. We measure ROE as our net income for the period, annualized if necessary, divided by our total shareholders’ equity as of the beginning of the year. Other companies sometimes calculate ROE by dividing annualized net income by an average of beginning and ending shareholders’ equity. Accordingly, the ROE percentage we provide may not be comparable with those provided by other companies. We use a modified version of ROE as the basis for determining performance-based compensation.

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

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies” of our most recent Annual Report on Form 10-K. With the exception of items noted below, there have been no material changes to these policies since the most recent year end.

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

The fair values of all of our investment securities are determined as follows. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and quoted bid or ask prices are just a few of the observable inputs utilized. If the pricing vendors are unable to provide a current price for a security, a fair value is developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).

We currently have only two securities in our available-for-sale investment portfolio that have Level 1 fair values. These securities are publicly traded equity securities with a total fair value of $17.8 million at June 30, 2009. We also have two available-for sale securities with Level 3 fair values, one of which is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The other security with a Level 3 fair value is valued based on the present value of cash flows and contemplates interest rates, principal repayments and other assumptions made by us. The resulting fair value of the security approximates its par value and there were no material changes in the assumptions we used to determine the fair value of this security. Securities with Level 3 fair values had a total fair value of $6.1 million at June 30, 2009. The rest of our available for sale fixed-income security portfolio, $232.2 million at June 30, 2009, consists of securities deemed to be Level 2.

In determining the fair value of securities with a Level 2 fair value, prices are solicited from between four and ten pricing vendors or sources. Typically, each security type, e.g., corporate bonds, mortgage-backed securities or municipal bonds, has a preferred pricing vendor that specializes in that particular security type. In these cases, the preferred vendor price is used and the prices from other vendors are used to check the reasonableness of the preferred vendor’s price by making sure that all prices for a given security fall within a specified range. This type of tolerance check helps to ensure the accuracy of the preferred vendor’s price. The tolerance threshold can vary for individual securities based on security type, region and other factors. Preferred vendor prices are also tolerance checked against previously provided prices, which are provided daily, with the exception of some municipal bonds, which are provided weekly and at month-ends.

Prices provided by pricing vendors are based on proprietary pricing models, as described above, which produce an institutional bid evaluation. Institutional bid evaluations are an estimated price that a broker would pay for a security, typically in an institutional round lot. A bid evaluation is not a binding bid quote.

With the exception of our two fixed-income securities with Level 3 fair values, we have determined that the markets for our other fixed-income securities are active. Accordingly, prices obtained from pricing vendors for our Level 2 fair value fixed-income securities have not been adjusted as the prices provided by vendors appear to be based on current information that reflects orderly transactions. The market for our Level 3 fair value securities, both of which are private placement securities, is inactive due to the nature of and restrictions associated with private placement securities. The determination of whether a market is inactive is made on a security-by-security basis using factors such as the following.

•	Few recent transactions

•	Price quotations that are not based on current information

•	Significant increases in implied liquidity risk premiums and yields

•	Wide bid-ask spreads or a significant increase in bid-ask spreads

•	Significant decline or absence of a market for new issuances

•	Little publicly released information

We have made no adjustment to the fair value of our one Level 3 fair value security that is priced by a pricing vendor. Our other Level 3 fair value security is not priced by vendors, but rather is priced by us as described above.

Quarterly, we review our investment portfolio for any potential credit quality or collection issues that may be indicative of an other than temporary impairment, or OTTI. Recent changes in GAAP have required us to modify the manner in which we conduct such evaluations with respects to our fixed-income securities. We must now positively affirm for all impaired securities, i.e., a security whose fair value is less than its amortized cost, that we do not intend to sell the security and that it is more likely than not that we will not be required to sell an impaired security before its entire amortized cost is recovered. Evaluating whether a security is more likely than not to be required to be sold before its full amortized cost is recovered requires judgment in assessing the reasons that a sale may be required, such as to maintain regulatory compliance or to meet liquidity needs, and the likelihood and timing of such events occurring. If both criteria cannot be positively affirmed, the security is deemed to be OTTI and must be written down to its fair value as of the end of the reporting period through a charge to income.

In determining if the full amortized cost of an impaired security is recoverable, we must make a best estimate of the present value of the security’s expected cash flows. In making our best estimate of the cash flows related to a particular security, we consider the following:

•	The remaining payment terms of the security;

•	Prepayment risk and speeds;

•	The financial condition of the issuer;

•	Expected defaults; and

•	The value of any underlying collateral.

If an impaired security’s full amortized cost is not expected to be recovered, then the security is deemed to be OTTI and must be written down to its fair value as of the reporting date. The security’s amortized cost is written down for the portion of the OTTI due to credit losses, which is the difference between the original amortized cost of the security and the present value of its expected cash flows. This write down is charged to income and the new amortized cost basis of the security is accreted to par value as interest income. Any remaining difference between the security’s fair value and the present value of the expected cash flows is deemed to be the non-credit loss portion of the OTTI and is recognized in other comprehensive income, net of taxes, separately from unrealized gains and losses on available-for-sale securities. If the OTTI security is a held-to-maturity security, the non-credit loss portion of the OTTI is accreted from accumulated other comprehensive income to the new amortized cost basis of the security over its remaining life in a prospective manner. This accretion will increase the carrying value of the OTTI held-to-maturity security with no effect on income.

We have not recognized an OTTI charge in 2009 as a result of this change in evaluation methodology. We did, however, record an OTTI charge of $858,000 in 2008 related to the impairment of bonds whose decline in fair value was deemed to be other than temporary.

There have been no changes in the manner in which we evaluate equity securities for other than temporary impairments. Equity securities, if impaired, continue to be evaluated based on the following criteria.

•	Our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

•	The duration and extent to which the fair value has been less than cost;

•	The financial condition, near-term and long-term earnings and cash flow prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions; and

•	The specific reasons that a security is in a significant unrealized loss position, including market conditions that could affect access to liquidity.

One of our strategic equity security investments was impaired at June 30, 2009. The issuer is currently in the process of executing a turnaround plan. In light of this development and the partial recovery of the fair value of the investment in the second quarter of 2009, we believe that recording an OTTI charge at June 30, 2009 would not be appropriate. We will continue to closely monitor this investment, and should the financial condition and results of operations of the investee not improve over the next few quarters, an OTTI charge may become necessary. Our unrealized loss on this equity security was approximately $2.2 million at June 30, 2009.

Results of Operations — Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and six-month periods ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,		Change
	2009	2008	Dollar	Percentage(2)
	(Dollars in thousands)

Direct premiums written	$24,245	$26,444	$(2,199)	(8.3)%

Net premiums written	$23,389	$25,499	$(2,110)	(8.3)%

Net premiums earned	$28,382	$31,420	$(3,038)	(9.7)%
Losses and loss adjustment expenses
Current year losses	23,200	24,670	(1,470)	6.0%
Prior year losses	(10,087)	(7,003)	(3,084)	44.0%

Total	13,113	17,667	(4,554)	25.8%
Underwriting expenses	7,319	6,623	696	(10.5)%

Total underwriting gain	7,950	7,130	820	11.5%
Other revenue (expense) items
Investment income	8,028	9,235	(1,207)	(13.1)%
Net realized losses	—	74	(74)	100.0%
Other income	212	206	6	2.9%
Other expenses(1)	(846)	(1,115)	269	24.1%

Total other revenue and expense items	7,394	8,400	(1,006)	(12.0)%

Income before federal income taxes	15,344	15,530	(186)	(1.2)%
Federal income tax expense	4,354	4,487	(133)	3.0%

Net income	$10,990	$11,043	$(53)	(0.5)%

Loss Ratio:
Accident year	81.7%	78.5%		3.2%
Prior years	(35.5)%	(22.3)%		(13.2)%

Calendar year	46.2%	56.2%		(10.0)%
Underwriting expense ratio	25.8%	21.1%		4.7%
Combined ratio	72.0%	77.3%		(5.3)%
Pre-tax investment yield	3.97%	4.38%		(0.4)%
Return on beginning equity (annualized)	17.3%	16.8%		0.5%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

	Six Months Ended
	June 30,		Change
	2009	2008	Dollar	Percentage(2)
	(Dollars in thousands)

Direct premiums written	$54,367	$60,115	$(5,748)	(9.6)%

Net premiums written	$52,109	$57,674	$(5,565)	(9.6)%

Net premiums earned	$57,688	$63,067	$(5,379)	(8.5)%
Losses and loss adjustment expenses
Current year losses	47,036	49,288	(2,252)	4.6%
Prior year losses	(18,311)	(15,423)	(2,888)	18.7%

Total	28,725	33,865	(5,140)	15.2%
Underwriting expenses	14,451	13,639	812	(6.0)%

Total underwriting gain	14,512	15,563	(1,051)	(6.8)%
Other revenue (expense) items
Investment income	16,218	19,192	(2,974)	(15.5)%
Net realized losses	—	(708)	708	100.0%
Other income	435	395	40	10.1%
Other expenses(1)	(1,818)	(2,332)	514	22.0%

Total other revenue and expense items	14,835	16,547	(1,712)	(10.3)%

Income before federal income taxes	29,347	32,110	(2,763)	(8.6)%
Federal income tax expense	8,270	9,693	(1,423)	14.7%

Net income	$21,077	$22,417	$(1,340)	(6.0)%

Loss Ratio:
Accident year	81.5%	78.2%		3.3%
Prior years	(31.7)%	(24.5)%		(7.2)%

Calendar year	49.8%	53.7%		(3.9)%
Underwriting expense ratio	25.1%	21.6%		3.5%
Combined ratio	74.9%	75.3%		(0.4)%
Pre-tax investment yield	3.97%	4.53%		(0.6)%
Return on beginning equity (annualized)	16.6%	17.0%		(0.4)%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

Overview

Net income for the three and six months ended June 30, 2009 was down $0.1 million and $1.3 million compared to the same periods of last year. The decreases in net income were primarily attributable to a decrease in investment income. However, an increase in our underwriting gain during the second quarter of 2009, compared to last year’s second quarter, partially offset the loss of investment income during the quarter.

Premiums Written and Earned

The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the quarter and year-to-date periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2009	2008	Dollar	Percentage	2009	2008	Dollar	Percentage
	(Dollars in thousands)				(Dollars in thousands)

Direct premiums written
Michigan	$8,883	$9,409	$(526)	(5.6)%	$17,552	$19,249	$(1,697)	(8.8)%
Illinois	6,988	7,252	(264)	(3.6)%	15,335	15,806	(471)	(3.0)%
Ohio	4,077	4,830	(753)	(15.6)%	9,950	12,277	(2,327)	(19.0)%
New Mexico	3,378	3,952	(574)	(14.5)%	8,187	9,024	(837)	(9.3)%
Kentucky	524	574	(50)	(8.7)%	2,387	2,711	(324)	(12.0)%
Other	395	427	(32)	(7.5)%	956	1,048	(92)	(8.8)%

Total	$24,245	$26,444	$(2,199)	(8.3)%	$54,367	$60,115	$(5,748)	(9.6)%

Net premiums written	$23,389	$25,499	$(2,110)	(8.3)%	$52,109	$57,674	$(5,565)	(9.6)%

Ratio of net premiums written to direct	96.5%	96.4%		0.1%	95.8%	95.9%		(0.1)%

The medical professional liability insurance market remains highly competitive, which continues to place downward pressure on premium rates. As a result of premium rate decreases our direct written premiums for both the quarter and year-to-date periods in 2009 were down from the same periods last year. Despite the competition in many of our core markets we retained 88.1% of our insureds whose policies were up for renewal during the first six months of 2009.

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

The decreases in net premiums written for the quarter and year-to-date periods ended June 30, 2009, compared to the comparable periods of 2008, were almost identical with the decrease in direct premiums written. This was expected as the 2009 year reinsurance treaty terms are substantially the same as the terms of the 2008 year treaty.

Net premiums earned decreased slightly more quarter over quarter than net premiums written, but slightly less when comparing the year-to-date periods. This variability in earned premiums compared with premiums written is the result of the premium “earn out” or “lag”. Premiums are earned pro rata over the policy term, typically one year. This means that premiums earned during 2009 are based on premiums written not only during 2009, but the previous 12 months as well.

Loss and Loss Adjustment Expenses

Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, for the second quarter of 2009 decreased $4.6 million compared with the second quarter a year ago. The accident year loss ratio for the second quarter of 2009 was 81.7%, up from 78.5% in the second quarter of 2008. Losses for the first half of 2009 were down $5.1 million from the same period a year ago and the accident year loss ratio increased to 81.5% from 78.2% in the first half of 2008. The increase in the accident year loss ratio was principally the result of premium rate decreases, and the resulting decreases in net premiums earned, partially offset by the continued favorable trends in reported claim frequency. Reported claims during the second quarter and first half of 2009 were 254 and 498, respectively, compared with 261 and 493 for the same periods last year. The average number of reported claims per quarter over the last 20 quarters was 292 as of June 30, 2009. The trends that have resulted in favorable development on prior accident years in 2009 and 2008, as discussed below, also had a moderating effect on the increase in the 2009 accident year loss ratios.

Favorable development on prior years’ loss reserves for the second quarter and first half of 2009 increased by $3.1 million and $2.9 million, respectively, compared to the same periods a year ago. The increases in favorable development were the result of continued favorable severity trends on our medical professional liability business, partially offset by an increase in severity experienced on our run-off workers’ compensation business. Medical professional liability paid loss severity has increased slightly in recent quarters to $76,200 per claim closed with payment in the second quarter of 2009, compared with an average of $67,000 over the last 20 quarters. This recent increase in severity follows several years of stable paid loss severity. However, our paid loss severity remains lower than anticipated.

Our actuarial estimates of reserves include projections of higher severity contemplating medical loss cost inflation, our higher reinsurance retention levels, and a general change in the composition of our outstanding claims inventory. As the number of outstanding claims and frequency of non-meritorious claims have declined, we have assumed the remaining claims would be more severe and have a higher likelihood of loss. To date, the impact of medical loss cost inflation and the higher reinsurance levels have not been as severe as we anticipated. While the severity of the open claims has increased, the actual loss payments on these claims have not been as much as we projected. In addition, we continue to close a consistent percentage of claims with no indemnity payments. As a result of these less than expected severity trends, our actuarially projected ultimate losses for prior accident years have decreased, which has resulted in the additional favorable development noted during 2009 and 2008.

We believe that our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of June 30, 2009. However, should actual loss trends continue to develop more favorably than our prior estimates, we likely will experience additional favorable development in future periods. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the claim trends we have noted in recent years, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.

Underwriting Expenses

Underwriting expenses for the quarter and year-to-date periods of 2009 increased compared to the same periods last year. The increases in underwriting expenses were primarily attributable to the implementation of significant portions of our new policy and claims system in the fourth quarter of 2008 and first quarter of 2009. In addition to the amortization expense currently being recorded, we have discontinued the capitalization of salary and other benefit costs now that the development stage of the project is complete. We have also incurred approximately $0.5 million in 2009 of vendor and other contractor costs associated with the post-development phase of the project. We anticipate that our underwriting expense ratio will continue to be higher throughout the remainder of 2009 than the ratios we have historically reported. Underwriting expense ratios in future periods are expected to decrease slightly from the 2009 ratios as they will not bear the burden of the additional vendor costs as noted above. However, the underwriting expense ratio will likely continue at elevated levels, compared to historic norms, until the end of 2013 as we amortize off the cost of the new system. If our premium volume continues to decrease, however, the underwriting expense ratio will continue to increase as there will be a lower premium base over which to spread certain fixed overhead and other costs.

Investment Income

Investment income was down 13.1% for the second quarter of 2009 and down 15.5% year-to-date compared to the same periods a year ago. These decreases in investment income were attributable to lower short-term interest rates, $49.7 million of long-term bonds that were called during the first half of 2009 and an increase in our cash and cash equivalents position.

Net Realized Losses

We have had no net realized gains or losses during 2009. The net realized losses reported for the year-to-date period of 2008 were attributable to a pre-tax charge of $858,000 related to the OTTI of CIT Group bonds in the first quarter of 2008. Partially offsetting the first quarter 2008 impairment charge were realized gains on bonds that were called in the second quarter of 2008. Our review of our investment portfolio at June 30, 2009 indicated that none of the securities in our portfolio were other than temporarily impaired.

Other Expenses

The decreases in other expenses were the result of lower interest rates and a lower outstanding principal balance on our long-term debt. The average interest rate on the debt is 4.14% plus the three-month London Interbank Offered Rate (LIBOR). The LIBOR rate is reset quarterly in approximately the middle of February, May, August and November. In August 2008, we repaid $5 million of the outstanding $30.9 million principal, which has effectively reduced our interest expense by approximately 16%.

Income Taxes

The effective tax rates for the quarter and year-to-date periods ended June 30, 2009 were 28.4% and 28.2%, respectively, down from 28.9% and 30.2% for the same periods of 2008. The decreases in the effective tax rates were attributable to additional tax-exempt securities purchased in the first and second quarters of 2008.

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

Parent Company

APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 19 of the Notes to Consolidated Financial Statements included in our most recent Annual Report on Form 10-K. In June 2009, American Physicians obtained permission from the State of Michigan Office of Financial and Insurance Regulation to pay “extraordinary” dividends of $30 million to APCapital. The $30 million dividend, which was paid in June 2009, could not otherwise have been paid until September 2009. American Physicians may make additional ordinary dividends to APCapital of up to $18 million during the remainder of 2009. However, due to the limitations on the timing of ordinary dividend payments, the $18 million cannot be paid until December of 2009 without prior regulatory approval.

We paid a quarterly cash dividend of $0.0825 per common share at the end of both the first and second quarters of 2009. The second quarter dividend totaled approximately $0.9 million, bringing the year to date total to approximately $1.9 million. On July 30, 2009, the Board of Directors declared a third-quarter cash dividend of

$0.0825 per common share payable on September 30, 2009, to shareholders of record on September 11, 2009. Third quarter dividends are expected to result in a total cash payment of approximately $0.9 million.

The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

We continued to repurchase shares of our outstanding common stock during the first and second quarters of 2009. A total of 1,090,000 shares were repurchased during the first half of 2009 at a cost of $33.2 million, or $30.43 per share. Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Report on Form 10-Q, contains additional details of our share repurchase programs, as well as the restrictions and limitations pertaining to any share repurchases. Our current intent is to continue with our share repurchase programs for the foreseeable future, subject to any restrictions and limitations imposed by law or contained in such programs, and the availability of cash resources.

APCapital has $25.9 million of outstanding long-term debt. The debt matures in 2033, but is callable, in whole or in part, by us at any time subject to certain notification requirements. The debt’s rate of interest is 4.14% plus the three-month LIBOR rate. We frequently evaluate our capital management strategies with the intention of providing the most value to APCapital shareholders and making prudent use of APCapital’s cash resources. Any decision to make early payments on the debt would be based on such evaluations, as well as changes in our available cash resources, capital needs and other relevant factors.

Consolidated

Our net cash flow from operations decreased during the six months ended June 30, 2009 compared to the same period of 2008. The decrease was primarily the result of decreases in premium receipts and investment income collected of $4.2 million and $2.3 million, respectively. Partially offsetting the decreases in premium receipts and investment income collected was a $5.6 million decrease in loss and loss adjustment expense payments.

The following table shows the composition of our net cash flows from operations for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Cash from (for):
Premiums received	$60,040	$64,253
Investment income collected	18,398	20,734
Loss and loss adjustment expenses paid	(29,573)	(35,129)
Commissions and other acquisition costs	(5,295)	(6,021)
Net reinsurance impact	891	585
Income taxes paid	(7,843)	(7,501)
Salaries and other employee costs	(12,337)	(11,873)
Other	(7,034)	(6,846)

Net cash flows from operations	$17,247	$18,202

At June 30, 2009, we had $32.0 million of cash at APCapital, and our insurance and other operating subsidiaries had $107.1 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, we had $238.4 million of available-for-sale fixed-income securities that could be sold to generate cash. Our held-to-maturity fixed-income security portfolio includes $12.3 million, $50.2 million $161.5 million and $54.3 million of securities that mature in the next year, one to five years, five to 10 years, and more than 10 years, respectively. In addition, we have $133.1 million of mortgage-backed securities classified as held-to-maturity that provide periodic principal repayments.

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

Statutory Capital and Surplus

Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2009 was $194.9 million, which results in a net premium written to surplus ratio of 0.59:1 based on $114.6 million of net premiums written during the 12 months ended June 30, 2009. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premium written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. Our net leverage ratio, which is the sum of the net premiums written and net liabilities divided by statutory surplus, at June 30, 2009 was 3.8. The net leverage ratio is used by regulators and rating agencies to measure a company’s combined exposure to pricing errors and errors in the estimation of its liabilities, net of reinsurance, in relation to its surplus. Generally, the industry considers a ratio of less than 6.0 acceptable for long-tailed casualty line carriers.

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

The table below shows the net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of June 30, 2009 and December 31, 2008. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	June 30,	December 31,
	2009	2008	Change	% Change
	(In thousands, except claim and per claim data)

Net case reserves	$240,817	$236,093	$4,724	2.0%
Number of open claims	1,349	1,418	(69)	(4.9)%
Average net case reserve per open claim	$178,515	$166,497	$12,018	7.2%
Net IBNR reserves	$291,253	$303,856	$(12,603)	(4.1)%
Total net reserves	$532,070	$539,949	$(7,879)	(1.5)%

Net case reserves and the average net case reserve per open claim at June 30, 2009 both increased compared with December 31, 2008. The increases were primarily the result of increases in case reserves pertaining to the 2008 accident year. However, claims associated with prior years continue to settle for less than expected, which along with decreases in our open and IBNR claim counts, has led to a reduction in IBNR reserves.

Our run-off workers’ compensation net reserves at June 30, 2009 were $23.7 million compared with $22.3 million at December 31, 2008. Workers’ compensation net reserves developed unfavorably in the first half of 2009 by $2.9 million. The increase in reserves and the adverse development were mostly the result of increases in the case reserves principally related to claims in Kentucky and Minnesota. These case reserve increases appear to reflect an increase in claim severity that was not contemplated in the actuary’s December 31, 2008 projection of ultimate losses and thus have resulted in adverse prior year development. Open workers compensation claims decreased to 200 at June 30, 2009 from 210 at December 31, 2008. Workers’ compensation, like medical professional liability, is a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims.

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

Activity in the liability for unpaid loss and loss adjustment expenses for the quarter ended June 30, 2009 and the year ended December 31, 2008 was as follows:

	Six Months
	Ended	Year Ended
	June 30, 2009	December 31, 2008
	(In thousands)

Beginning balance, gross	$644,396	$664,117
Less, reinsurance recoverables	(81,546)	(104,648)

Net reserves, beginning balance	562,850	559,469
Incurred related to
Current year	47,036	97,490
Prior years	(18,311)	(32,179)

	28,725	65,311

Paid related to
Current year	(1,101)	(3,012)
Prior years	(34,131)	(58,918)

	(35,232)	(61,930)

Net reserves, ending balance	556,343	562,850
Plus, reinsurance recoverables	79,453	81,546

Ending balance, gross	$635,796	$644,396

Development as a % of beginning net reserves	(3.3)%	(5.8)%

The $18.3 million of favorable development recorded during the six months ended June 30, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Investments

Our fixed-income investment security portfolio consists principally of high quality corporate, government-sponsored agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value(1)	Portfolio	Value(1)	Portfolio

U.S. government obligations	$14,952	2.3%	$64,458	9.2%
Tax-exempt municipal securities	382,735	58.9%	383,547	54.4%
Corporate securities	118,852	18.3%	105,824	15.0%
Mortgage-backed securities	133,222	20.5%	150,862	21.4%

Total fixed-income securities	$649,761	100.0%	$704,691	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.

Most of our tax-exempt municipal securities are insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services. These bonds are often general obligations and are backed by the full taxing authority of the city, county or state, and have a very low historical rate of default. Our mortgage-backed securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency, and have support tranches designed to promote the predictability of principal repayment cash flows.

The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s (“S&P”) credit quality rating at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$303,005	46.7%	$377,392	53.6%
AA	247,063	38.0%	234,543	33.3%
A	65,303	10.1%	63,723	9.0%
BBB	28,246	4.3%	22,812	3.2%

	643,617	99.1%	698,470	99.1%
Private Placement	6,144	0.9%	6,221	0.9%

Total	$649,761	100.0%	$704,691	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities, which we define as having an S&P credit quality rating of less than BBB, typically bear more credit risk than those of investment grade quality. The decrease in our AAA rated fixed-income securities was the result of the call of $49.7 million government agency issuer bonds in the first half of 2009. The proceeds from these calls were largely not reinvested as of June 30, 2009 and remain in cash. For additional information regarding the risks inherent in our fixed-income investment security portfolio see “Item 3, Quantitative and Qualitative Disclosures About Market Risk.” Exhibit 99.1, filed with this Quarterly Report on Form 10-Q, contains a detailed listing of our fixed-income security and cash our cash equivalent investment holdings

Other investments decreased $1.6 million during the six months ended June 30, 2009. This decrease was primarily attributable to a decline in the fair value of one of our strategic equity security investments as discussed under “— Critical Accounting Polices” section early in Management’s Discussion and Analysis.

Other Significant Balance Sheet Items

Assets, other than our cash and invested assets, at June 30, 2009 decreased approximately $14.6 million from December 31, 2008. Reinsurance recoverables decreased $6.3 million due to the collection of the remaining $3.8 million due from reinsurers at December 31, 2008 related to the commutation of our 2005 reinsurance treaty and a reduction in ceded IBNR reserves as the actuary’s projected ultimate losses decreased in the second quarter of 2009. Premiums receivable decreased $5.6 million in the six months ended June 30, 2009 as a result of our recent decreases in direct premium written volume as well as the timing of premium writings.

Total liabilities at June 30, 2009 decreased $19.8 million when compared to December 31, 2008. The decrease was primarily due to a combination of a decrease in reserves, as a result of prior year favorable development, a decrease in unearned premiums, as a result of a lower volume of direct premiums written and the timing of premium writings, and a decrease in other liabilities. The decrease in other liabilities was the product of bonus payouts in the first quarter of 2009 and the payment of accrued vendor invoices associated with our new policy and claims system.

Shareholders’ equity decreased $13.8 million from December 31, 2008 to $240.2 million at June 30, 2009. This decrease was the result of share repurchases totaling $33.2 million and shareholder dividends of $1.9 million, partially offset by net income of $21.1 million during the first half of 2009. Shares outstanding at June 30, 2009, were 10,737,983, a decrease of 1,011,086 shares from December 31, 2008. Book value per share increased to $22.37 at June 30, 2009, from $21.62 at December 31, 2008.

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

At June 30, 2009 the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

At June 30, 2009 our entire fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $6.1 million of private placement issues (which constitutes 0.9% of our fixed-income security portfolio), was considered investment grade. See table in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition” for the allocation of our fixed-income security portfolio by S&P credit quality rating.

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

Furthermore, we periodically review our investment portfolio for any potential credit quality or collection issues and for any equity securities whose decline in fair value is deemed to be other than temporary. As a result of these reviews, we have determined that none of our fixed-income securities or strategic equity investments were other than temporarily impaired at June 30, 2009.

Our held-to-maturity portfolio is not carried at estimated fair value. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 32.4%, or $133.1 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. While the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

Quantitative Information About Market Risk

Interest Rate Risk

At June 30, 2009, our available-for-sale fixed-income security portfolio was valued at $238.4 million and had an average modified duration of 3.13 years, compared to a portfolio valued at $222.9 million with an average modified duration of 3.43 years at December 31, 2008. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at June 30, 2009 and December 31, 2008. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	June 30, 2009			December 31, 2008
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(Dollars in thousands)			(Dollars in thousands)

+2%	$224,850	$(13,528)	2.86	$209,579	$(13,362)	3.22
+1%	231,482	(6,896)	2.88	216,320	(6,621)	3.16
0	238,378		3.13	222,941		3.43
-1%	246,119	7,741	3.19	231,609	8,668	3.50
-2%	253,981	15,603	3.25	239,957	17,016	3.57

Equity Price Risk

At June 30, 2009 the fair value of our available-for-sale equity securities was $17.8 million. These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.59 at June 30, 2009. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10% the fair value of our equity securities would be expected to increase by 5.9% to $18.8 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 5.9% in the fair value of our equity securities to $16.7 million. The selected hypothetical changes of plus or minus 10% assumed in this illustration are not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2009:

				Maximum Dollar Value of
			Total Number	Shares that May Yet Be
	Total		of Shares	Repurchased Under the Plans or
	Number of	Average	Repurchased as	Programs
	Shares	Price Paid	Part of Publicly	Discretionary	Rule 10b5-1
	Repurchased	per Share	Announced Plans	Plan(a)	Plan(b)

For the month ended April 30, 2009	170,533	$31.07	170,533	$17,148,519	$13,458,774
For the month ended May 31, 2009	285,467	$29.17	285,467	$17,148,519	$5,132,541
For the month ended June 30, 2009	240,400	$30.09	240,400	$15,955,191	$19,092,646
For the three months ended June 30, 2009	696,400	$29.95	696,400	$15,955,191	$19,092,646

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million, respectively, of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. Such unused Rule 10b5-1 authorizations totalled $26,811,583 at December 31, 2008. The December 2008 authorizations were fully utilized in June 2009 and on June 23, 2009, the Board authorized the repurchase of an additional $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2009. The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the plan have been used. The Company may terminate the Rule 10b5-1 plan at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 8, 2008, at which the shareholders approved the ratification of BDO Seidman, LLP as the Company’s independent registered public accountants and elected three directors. All nominees were elected. The following tables set forth the results of the voting at the meeting.

	Number of Votes
Nominee	For	Withheld

Billy B. Baumann, M.D.	10,258,660	319,085
R. Kevin Clinton	10,258,668	319,077
Larry W. Thomas	10,254,836	322,909

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes

Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	10,560,544	14,064	3,135	2

Item 6.	Exhibits

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
Frank H. Freund
Its: Executive Vice President, Treasurer
and Chief Financial Officer

Date: August 10, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
99.1	Fixed-Income Security Detail of American Physicians Capital, Inc. and Subsidiaries’ Investment Portfolio as of June 30, 2009.