Form 10-Q
period 2009-09-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2009-11-06
CIK 1118148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 31, 2009, was 10,301,106.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed-income securities
Available-for-sale, at fair value	$243,482	$222,941
Held-to-maturity, at amortized cost	398,364	481,750
Other investments	27,206	24,320

Total investments	669,052	729,011

Cash and cash equivalents	145,020	101,637
Premiums receivable	31,588	34,024
Reinsurance recoverable	74,949	86,397
Deferred federal income taxes	15,342	18,573
Property and equipment, net of accumulated depreciation	8,186	8,678
Other assets	25,724	27,503

Total assets	$969,861	$1,005,823

Liabilities
Unpaid losses and loss adjustment expenses	$625,036	$644,396
Unearned premiums	55,665	55,984
Long-term debt	25,928	25,928
Other liabilities	18,906	25,478

Total liabilities	725,535	751,786

Commitments & Contingencies

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 10,424,706 and 11,749,069 shares outstanding at September 30, 2009 and December 31, 2008, respectively (Note 2)	—	—
Additional paid-in-capital	—	—
Retained earnings	231,514	246,173
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	12,812	7,864

Total shareholders’ equity	244,326	254,037

Total liabilities and shareholders’ equity	$969,861	$1,005,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net premiums written	$33,344	$36,257	$85,453	$93,931
Change in net unearned premiums	(5,084)	(5,760)	495	(367)

Net premiums earned	28,260	30,497	85,948	93,564

Investment income	7,375	8,886	23,593	28,078
Net realized gains (losses)	3	22	3	(686)
Other income	163	158	598	553

Total revenues and other income	35,801	39,563	110,142	121,509

Losses and loss adjustment expenses	14,684	16,537	43,409	50,402
Underwriting expenses	6,674	6,366	21,125	20,005
Investment expenses	255	234	794	737
Interest expense	317	509	1,046	1,752
General and administrative expenses	248	247	838	833
Other expenses	—	—	(40)	—

Total expenses	22,178	23,893	67,172	73,729

Income before federal income taxes	13,623	15,670	42,970	47,780
Federal income tax expense	3,872	4,502	12,142	14,195

Net income	$9,751	$11,168	$30,828	$33,585

Net income — per common share (Note 4)
Basic	$0.92	$0.87	$2.77	$2.58
Diluted	$0.91	$0.85	$2.73	$2.53
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
Balance, December 31, 2008	11,749,069	$—	$246,173	$7,864	$254,037
Comprehensive income:
Net income			30,828		30,828
Other comprehensive income, net of taxes				4,948	4,948

Total comprehensive income, net of taxes					35,776

Options exercised	178,647	2,056			2,056
Amortization of unearned stock compensation, net of tax Shares tendered/netted in connection with option exercise	(99,733)	(3,435)	(4)		(3,439)
Cash dividends to shareholders, $0.2475 per share			(2,726)		(2,726)
Excess tax benefits from share-based awards		1,380			1,380
Fractional shares retired in connection with stock-split	(44)	(1)			(1)
Purchase and retirement of common stock	(1,403,233)		(42,757)		(42,757)

Balance, September 30, 2009	10,424,706	$—	$231,514	$12,812	$244,326

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
Balance, December 31, 2007	13,503,653	$—	$257,502	$6,055	$263,557
Comprehensive income:
Net income			45,196		45,196
Other comprehensive income, net of taxes				1,809	1,809

Total comprehensive income, net of taxes					47,005

Options exercised	25,973	344			344
Amortization of unearned stock compensation, net of tax Shares tendered/netted in connection with option exercise	(1,931)	(63)			(63)
Cash dividends to shareholders, $0.2275 per share			(3,813)		(3,813)
Excess tax benefits from share-based awards		164			164
Fair value compensation of share-based awards		44			44
Purchase and retirement of common stock	(1,778,627)	(489)	(52,712)		(53,201)

Balance, December 31, 2008	11,749,069	$—	$246,173	$7,864	$254,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$9,751	$11,168	$30,828	$33,585
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period	7,779	(2,125)	8,453	(2,910)
Amortization of net unrealized appreciation on held-to-maturity investment securities related to their transfer from the available-for-sale category	(281)	(247)	(840)	(752)
Adjustment for net realized gains (losses) on available-for-sale investment securities included in net income	—	8	—	(819)

Other comprehensive income (loss) before tax	7,498	(2,364)	7,613	(4,481)
Deferred federal income tax expense (benefit)	2,625	(827)	2,665	(1,568)

Other comprehensive income (loss)	4,873	(1,537)	4,948	(2,913)

Comprehensive income	$14,624	$9,631	$35,776	$30,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from (for) operating activities
Net income	$30,828	$33,585
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,105	3,074
Net realized (gains) losses	(3)	686
Deferred federal income taxes	566	1,522
Current federal income taxes	1,112	1,573
Excess tax benefits from share-based awards	(1,380)	(136)
Share-based compensation	—	44
Loss on equity method investees	108	85
Changes in:
Unpaid loss and loss adjustment expenses	(19,360)	(11,381)
Unearned premiums	(319)	753
Other assets and liabilities	7,779	(4,069)

Net cash from operating activities	23,436	25,736

Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(12,988)	(21,255)
Held-to-maturity — fixed income	—	(96,766)
Other investments	(3,626)	(3,607)
Property and equipment	(162)	(3,022)
Proceeds from sales and maturities
Available-for-sale — fixed income	472	52,446
Held-to-maturity — fixed income	81,261	105,021
Other investments	—	150
Property and equipment	8	2
Other	49	5,846

Net cash from investing activities	65,014	38,815

Cash flows from (for) financing activities
Common stock repurchased	(42,757)	(23,524)
Excess tax benefits from share-based awards	1,380	136
Taxes paid in connection with net option exercise	(1,503)	—
Change in payable for shares repurchased	420	(2,331)
Repayment of long-term debt	—	(5,000)
Cash dividends paid	(2,726)	(2,915)
Proceeds from stock options exercised	120	154
Other	(1)	—

Net cash for financing activities	(45,067)	(33,480)

Net increase in cash and cash equivalents	43,383	31,071
Cash and cash equivalents, beginning of period	101,637	87,498

Cash and cash equivalents, end of period	$145,020	$118,569

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
     Effective September 1, 2009, Insurance Corporation of America was merged into American Physicians Assurance Corporation. The merger of these entities had no effect on the unaudited Condensed Consolidated Financial Statements.
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company has evaluated its activities and transactions for subsequent events, which may need to be recorded or disclosed, through the time of the filing of this Report on Form 10-Q on November 6, 2009.
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
3. Effects of New Accounting Pronouncements
     Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”), which superseded all previously existing non-Securities and Exchange Commission accounting and reporting standards for non-governmental entities and became the single source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.
     The Codification does not change U.S. GAAP. Accordingly, its adoption did not have an impact on the Company’s financial position, results of operations or liquidity. However, previous references to applicable accounting literature, via disclosures, may have changed to reflect the new applicable Codification section reference.
     None of the Accounting Standards Updates issued by the FASB in 2009 are expected to have a material impact on the Company’s financial position, results of operations, liquidity or disclosures.

     SFAS Nos. 167 and 166
     In June 2009 the FASB issued Statement of Financial Accounting Standard (“SFAS”) Nos. 167 and 166, which change the way entities account for securitizations and special purpose entities. Both SFASs are effective for the Company beginning January 1, 2010. These SFASs have not formally been adopted as part of the Codification discussed above and consequently the discussion of these new SFASs will retain their references to the pre-Codification accounting standards literature until they are formally adopted as part of the Codification.
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
     SFAS No. 166, “Accounting for Transfers of Financial Assets,” is a revision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 will require additional information about transfers of financial assets, including securitization transactions, as well as where entities have a continuing exposure to the risks related to transferred financial assets to be disclosed. It also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The adoption of SFAS No. 166 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.
4. Income Per Share
     The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$9,751	$11,168	$30,828	$33,585

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	10,580	12,893	11,113	13,028
Effect of dilutive stock options and awards	170	259	180	262

Denominator for diluted income per common share — adjusted weighted average shares outstanding	10,750	13,152	11,293	13,290

Net income — basic	$0.92	$0.87	$2.77	$2.58
Net income — diluted	$0.91	$0.85	$2.73	$2.53

     The diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three and nine months ended September 30, 2009 and 2008 there were no stock options that were considered to be anti-dilutive.
5. Investments
     The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses, at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
States and political subdivisions	$148,986	$11,020	$—	$160,006
Corporate securities	77,961	5,823	(385)	83,399
Mortgage-backed securities	87	—	(10)	77

Total fixed-income securities	227,034	16,843	(395)	243,482
Equity securities (1)	19,631	2,356	(103)	21,884

Total available-for-sale securities	$246,665	$19,199	$(498)	$265,366

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
States and political subdivisions	$150,098	$5,844	$(20)	$155,922
Corporate securities	65,381	2,898	(1,339)	66,940
Mortgage-backed securities	99	—	(20)	79

Total fixed-income securities	215,578	8,742	(1,379)	222,941
Equity securities (1)	16,515	2,885	—	19,400

Total available-for-sale securities	$232,093	$11,627	$(1,379)	$242,341

(1)	Available-for-sale equity securities are included in “Other investments” on the accompanying unaudited Condensed Consolidated Balance Sheets.
     The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of September 30, 2009 and December 31, 2008. The carrying value at September 30, 2009 and December 31, 2008 includes approximately $1.0 million and $1.9 million of net unrealized gains, respectively, as a result of the transfer of certain securities from the available-

for-sale to the held-to-maturity category in previous years. Accordingly, the amortized cost of held-to-maturity securities was $397.4 million and $479.9 million at September 30, 2009 and December 31, 2008, respectively. These net unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets, and will be amortized over the remaining life of the applicable securities through comprehensive income.

	September 30, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government obligations	$14,953	$61	$—	$15,014
States and political subdivisions	225,629	14,268	—	239,897
Corporate securities	36,113	825	(137)	36,801
Mortgage-backed securities	121,669	2,882	(7)	124,544

Total held-to-maturity fixed-income securities	$398,364	$18,036	$(144)	$416,256

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government obligations	$64,458	$676	$—	$65,134
States and political subdivisions	228,685	4,567	(291)	232,961
Corporate securities	37,824	369	(409)	37,784
Mortgage-backed securities	150,783	1,435	(755)	151,463

Total held-to-maturity fixed-income securities	$481,750	$7,047	$(1,455)	$487,342

     The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position, at September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale
Corporate securities	$3,966	$(34)	$6,149	$(351)	$10,115	$(385)
Mortgage-backed securities	—	—	77	(10)	77	(10)

Subtotal fixed-income securities	3,966	(34)	6,226	(361)	10,192	(395)

Equity securities	6,405	(103)	—	—	6,405	(103)

Subtotal available-for-sale securities	10,371	(137)	6,226	(361)	16,597	(498)

Held-to-maturity
Corporate securities	$5,906	$(137)	$—	$—	$5,906	$(137)
Mortgage-backed securities	1,074	(6)	59	(1)	1,133	(7)

Subtotal held-to-maturity	6,980	(143)	59	(1)	7,039	(144)

Total temporarily impaired securities	$17,351	$(280)	$6,285	$(362)	$23,636	$(642)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale
States and political subdivisions	$3,168	$(20)	$—	$—	$3,168	$(20)
Corporate securities	9,241	(1,359)	—	—	9,241	(1,359)

Subtotal available-for-sale	12,409	(1,379)	—	—	12,409	(1,379)

Held-to-maturity
States and political subdivisions	56,445	(291)	—	—	56,445	(291)
Corporate securities	14,244	(409)	—	—	14,244	(409)
Mortgage-backed securities	27,763	(558)	10,480	(197)	38,243	(755)

Subtotal held-to-maturity	98,452	(1,258)	10,480	(197)	108,932	(1,455)

Total temporarily impaired securities	$110,861	$(2,637)	$10,480	$(197)	$121,341	$(2,834)

     Unrealized or unrecognized losses for fixed-income securities included in the table above at September 30, 2009 pertain to 7 securities. The unrealized losses on equity securities pertain to a single equity position. None of these securities are in a substantial unrealized or unrecognized loss position, which the Company defines as a fair value that is less than 95% of the securities amortized cost, or a security whose amortized cost is less than $250,000. The Company does not intend to sell, nor is it more likely than not to be required to sell, those fixed-income securities in the tables above that were in an unrealized or unrecognized loss position at September 30, 2009. In addition, the Company expects to fully recover the amortized cost of such securities when they mature or are called.
     The Company has not sold any securities during 2009. Proceeds on the sales of investments in bonds for the nine months ended September 30, 2008 totaled $11.1 million. Gross gains and losses of $23,000 and $0, respectively, were realized on these sales. The Company uses specific identification as the basis for determining cost for the purposes of computing realized gains and losses. An other than temporary impairment charge of $858,000 was taken during the first nine months of 2008 on one of the securities sold prior to its sale.

     The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at September 30, 2009, by contractual maturity, were:

Estimated
Fair Value
(In thousands)
Available-for-sale
Less than one year	$6,555
One to five years	181,185
Five to ten years	48,149
More than ten years	7,516
Mortgage-backed securities	77

Total available-for-sale	$243,482

	Carrying	Estimated
	Value	Fair Value
	(In thousands)
Held-to-maturity
Less than one year	$11,426	$11,579
One to five years	68,003	71,242
Five to ten years	158,372	168,402
More than ten years	38,894	40,490
Mortgage-backed securities	121,669	124,543

Total held-to-maturity	$398,364	$416,256

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
Investments Measured at Fair Value on a Recurring Basis
     Available-for-sale fixed-income securities - are recorded at fair value on a recurring basis. With the exception of U.S. Treasury securities, very few fixed-income securities are actively traded. Most fixed-income securities, such as government or agency mortgage-backed securities, tax-exempt municipal or state securities and corporate securities, are priced using a vendor’s pricing model and fall within Level 2 of the hierarchy.
     In determining the fair value of securities with a Level 2 fair value, the Company solicits prices from between four and ten pricing vendors or sources. Typically, each security type, e.g., corporate bonds, mortgage-backed securities or municipal bonds, has a preferred pricing vendor that specializes in that particular security type. In these cases, the preferred vendor price is typically used and the prices from other vendors are used to check the reasonableness of the preferred vendor’s price by making sure that all prices for a given security fall within a specified tolerance threshold. The tolerance threshold varies by security type. Our fixed-income securities with Level 2 fair value classifications principally consist of tax-exempt state and municipal securities, high-quality corporate securities and government-enterprise sponsored mortgage backed securities, which have tolerance thresholds of 2%, 5% and 10%, respectively. Thresholds are selected that are tight enough to ensure the reasonableness of the price used to determine fair value, while still allowing some tolerance for differences in assumptions used among the various vendors pricing models. As mortgage-backed securities are more sensitive to certain valuation model assumptions, such as anticipated interest rate movements and their related impact on principal repayments, the tolerance threshold for mortgage-backed securities is greater than for other security types where prepayment risk is not as significant.
     An algorithm is used to evaluate whether the various prices provided by vendors fall within the tolerance threshold. This algorithm looks for commonality among the various prices by evaluating them in order of a provider preference hierarchy, starting with the preferred pricing vendor. If the algorithm finds that there is commonality among the various vendors’ prices, the price from the highest level provider, in terms of the provider preference hierarchy, will be selected. The selected price is then compared to that vendor’s price from the previous day as an added reasonableness check. If the price passes the previous day comparison check, it will become the final selected price used to determine the fair value of the Level 2 fair value security.
     If the algorithm does not indicate commonality, or an algorithm indicated price does not pass the previous day price comparison check, then the security is sent to an exception queue for manual review by an analyst. Such a review will consider the following, among other, factors:

•	How are other sources, such as Bloomberg, pricing this security?

•	What have been the historic prices of the security?

•	Is there any news which would affect the price of the security?

•	How are similar securities being priced?
     Based on the results of this review, either the preferred provider’s price will be selected, if it appears reasonable, or the price that represents the least change from the previous day’s price will be used. If the preferred provider’s price is not used, the analyst will send a confirmation to each vendor that provided a price and ask them to review their price to ensure that they are comfortable with assumptions used in the vendor’s pricing model. If a vendor indicates a change in assumptions, the process is repeated using the vendor’s new price. If the repeat of the tolerance threshold evaluation process indicates a change in the security’s price used to determine its fair value, the Company will adjust the security’s fair value prior to the issuance of the financial statements. Such adjustments are extremely rare.
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
     The Company currently has two private placement fixed-income securities that currently have Level 3 fair value classifications. One of these securities is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The other security with a Level 3 fair value is valued based on the present values of cash flows and contemplates interest rate, principal repayment and other assumptions made by the Company. The resulting fair value of the security approximates its par value. There have been no significant changes in the assumptions used to value Level 3 fair value securities during either the three or nine months ended September 30, 2009 or 2008.
     Available-for-sale equity securities - are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.
     Our financial assets with changes in fair value measured on a recurring basis at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Available-for-sale investments:	(in thousands)
Fixed-income securities	$243,482	$—	$237,340	$6,142
Equity securities (1)	21,884	21,884	—	—

Total	$265,366	$21,884	$237,340	$6,142

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Available-for-sale investments:	(in thousands)
Fixed-income securities	$222,941	$—	$216,722	$6,219
Equity securities (1)	19,400	19,400	—	—

Total	$242,341	$19,400	$216,722	$6,219

(1)	Included in other investments on the accompanying unaudited Condensed Consolidated Balance Sheets.
     The Company had no financial liabilities that it measured at fair value at September 30, 2009 or December 31, 2008.
     The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Available-for-sale fixed-income securities	(in thousands)		(in thousands)
Beginning balance	$6,145	$6,724	$6,219	$6,911
Principal paydowns	(15)	(313)	(84)	(523)
Net unrealized appreciation included in other comprehensive income	12	(76)	7	(53)

Ending balance	$6,142	$6,335	$6,142	$6,335

Investment Measured at Fair Value on a Nonrecurring Basis
     Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures described above for available-for-sale fixed-income securities, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At September 30, 2009 and December 31, 2008 the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment, internally developed software and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs, and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. At September 30, 2009 none of the aforementioned non-financial assets and non-financial liabilities were included in the unaudited Condensed Consolidated Financial Statements at fair value in accordance with the fair value redetermination guidance applicable to such assets and liabilities. Therefore, there are no disclosures concerning non-financial assets and liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
     The Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments in the unaudited Condensed Consolidated Balance Sheets approximated their fair values at September 30, 2009 and December 31, 2008. The fair value of fixed-income held-to-maturity securities as of both dates is disclosed in Note 5.

7. Unpaid Losses and Loss Adjustment Expenses
     Activity in the liability for unpaid loss and loss adjustment expenses for the quarter ended September 30, 2009 and the year ended December 31, 2008 was as follows:

	Nine Months
	Ended	Year Ended
	September 30, 2009	December 31, 2008
	(in thousands)
Beginning balance, gross	$644,396	$664,117
Less, reinsurance recoverables	(81,546)	(104,648)

Net reserves, beginning balance	562,850	559,469

Incurred related to
Current year	70,585	97,490
Prior years	(27,176)	(32,179)

	43,409	65,311

Paid related to
Current year	(2,236)	(3,012)
Prior years	(52,720)	(58,918)

	(54,956)	(61,930)

Net reserves, ending balance	551,303	562,850
Plus, reinsurance recoverables	73,733	81,546

Ending balance, gross	$625,036	$644,396

Development as a % of beginning net reserves	-4.8%	-5.8%

     Favorable development on prior years’ loss reserves was experienced during both the year ended December 31, 2008 and the nine months ended September 30, 2009, as shown in the table above. Favorable development on prior years’ loss reserves during a given period represents changes in the estimate of the net liability for unpaid losses and loss adjustment expenses as of the preceding year end. Such changes in estimates, when they occur, are included in current period earnings.
     The favorable development experienced during the nine months ended September 30, 2009 and the year ended December 31, 2008 was the result of continued better than expected trends in paid claim severity. The Company’s actuarial estimates of loss reserves include projections of higher severity in contemplation of medical loss cost inflation, higher reinsurance retention levels in recent years and a general change in the composition of the outstanding claim inventory. While the severity of open and paid claims has increased, the payments on claims that have been closed have been less than anticipated in the actuarial projections of loss reserves.
     The Company believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at September 30, 2009 is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying unaudited Condensed Consolidated Balance Sheets. However, the favorable development recorded during the nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008, particularly “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “we,” “our” and “us” are references to the Company.
          The following discussion of our financial condition and results of operations contains certain forward-looking statements related to our anticipated future financial condition and operating results and our current business plans. In addition, when we discuss our future operating results or plans, or use words such as “will,” “should,” “likely,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report.
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
          For further information regarding the operations of our medical professional liability insurance business see “Item 1. Business – Medical Professional Liability Operations” of our most recent Annual Report on Form 10-K.
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
     Loss Ratio: This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The loss ratio uses all losses and loss adjustment expenses incurred in the current calendar year (i.e., related to all accident years). The lower the loss ratio percentage is, the more profitable our insurance business is, all other factors being equal.
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
     Investment Yield: Investment yield represents the average return on investments as determined by dividing investment income for the period, annualized if necessary, by the average ending monthly investment balance for the period. As we use average month ending balances, the yield for certain individual asset classes that are subject to fluctuations in a given month, such as cash and cash equivalents, may be skewed slightly. However, we believe that when calculated for the cash and invested asset portfolio in its entirety, the overall investment yield is an accurate and reliable measure for evaluating investment performance. Our calculation of investment yields may differ from those employed by other companies.
     Return on Equity: As a way of evaluating our capital management strategies we measure and monitor our return on equity, or ROE, in addition to our results of operations. We measure ROE as our net income for the period, annualized if necessary, divided by our total shareholders’ equity as of the beginning of the year. Other companies sometimes calculate ROE by dividing annualized net income by an average of beginning and ending shareholders’ equity. Accordingly, the ROE percentage we provide may not be comparable with those provided by other companies. We use a modified version of ROE as the basis for determining performance-based compensation.
     Book Value per Share: We also track the net asset value per common share outstanding, which is calculated by dividing shareholders’ equity as of the end of the period by the total number of common shares outstanding at that date. This is commonly referred to as “book value per share” in the property and casualty insurance industry. Evaluating the relationship between the book value per common share and the cost of a common share in the open market helps us compare our stock value with that of our peers and to determine the relative premium that the market places on our stock and the stock of our peers.
          The above ratios and other financial measures, when calculated using our reported statutory results, will differ from the GAAP ratios as a result of differences in accounting between the statutory basis of accounting and GAAP. Additionally, the denominator for the underwriting expense ratio for GAAP is net premiums earned, compared to net premiums written for the statutory underwriting expense ratio.
          In addition to the above financial measures of operating performance and capital management, we also use certain non-financial measures to monitor our premium writings and price level changes. We measure policy retention by comparing the number of policies that were renewed during a given period with the number of policies that expired. This retention ratio helps us to measure our success at retaining insured accounts. We also monitor our insured physician count, which counts the number of doctor equivalents associated with all policies. For this purpose a corporation or ancillary health care provider on a policy is assigned a value of one doctor equivalent. When used in conjunction with the retention ratio, the insured physician count helps us to monitor the overall increase or decrease in insureds that comprise our premium base.
Non-GAAP Financial Measures
     Accident Year Loss Ratio: In addition to the loss ratio, which uses calendar year incurred losses as described above, we also use an accident year loss ratio, which is a non-GAAP financial measure, to evaluate our loss experience. The accident year loss ratio uses only those loss and loss adjustment expenses incurred that relate to the current accident year, and therefore excludes the effect of development on prior year loss reserves. We believe the accident year loss ratio is useful in evaluating our current underwriting performance, as it focuses on the relationship between premiums earned in the current year and losses incurred related to the exposure represented by the premiums earned in the current year related to those policies. As with the calendar year loss ratio, a lower accident year loss indicates that the premiums currently being earned will result in a greater profit, all other factors being equal. Accident year loss ratios are reconciled to calendar loss ratios in the first two tables under “—Results of Operations – Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30.”
          Net of Tax Investment Yield: We measure the performance of our investment portfolio through the use of both pre-tax and net of tax investment yields. Due to the federal income tax savings associated with state, municipal and other local government issued debt securities, and the attractive yields on these securities relative to Treasury securities with comparable durations, we have increased our allocation of the overall investment portfolio in tax-exempt securities in recent years. As higher-yielding corporate, U.S. Government agency and mortgage-backed securities have matured, been called or paid down in recent years, we have reinvested a substantial share of the proceeds in tax-exempt securities, which typically have a lower pre-tax yield. The use of net of tax investment yields allows us to monitor and measure investment performance on a more comparative basis by compensating for the lower pre-tax yields on tax-exempt securities, with the benefit of the additional federal income tax savings.
          With the exception of considering the federal income tax attributable to investment income, the net of tax investment yield is calculated in the same manner as the investment yield, as described above. As with the investment yield, the use of the average month-end balances as the denominator in the net of tax investment yield calculation may produce slightly skewed results for asset classes that are subject to fluctuations within the month. Our calculation of net of tax investment yields, as with traditional investment yields, may differ from those employed by other companies, and therefore the comparability of these yields with those of other companies may be limited.
          The following table shows the reconciliation of pre-tax investment yields and net of tax investment yields, in accordance with calculation described above. As a property and casualty insurance company, federal income tax law limits the tax benefit of exempt interest income we may deduct to 85% of the exempt interest income.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pre-tax investment income	$7,375	$8,886	$23,593	$28,078
Less 85% of tax-exempt investment income	(3,057)	(3,068)	(9,217)	(8,056)

Taxable investment income	4,318	5,818	14,376	20,022

Federal statutory tax rate	35%	35%	35%	35%

Federal income tax expense	$1,511	$2,036	$5,032	$7,008

Pre-tax investment income[1]	$29,500	$35,544	$31,457	$37,437
Federal income tax expense[1]	(6,044)	(8,144)	(6,709)	(9,344)

Net of tax investment income	$23,456	$27,400	$24,748	$28,093

Average cash and invested assets	$798,666	$843,499	$810,694	$845,648

Pre-tax investment yield	3.69%	4.21%	3.88%	4.43%
Reducition in yield related to federal income tax expense	-0.76%	-0.97%	-0.83%	-1.10%

Net of tax investment yield	2.93%	3.24%	3.05%	3.33%

[1]	These amounts represent corresponding amounts from the table immediately preceding, annualized to give effecty to a full year’s income.
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
          We currently have only two securities in our available-for-sale investment portfolio that have Level 1 fair values. These securities are publicly traded equity securities with a total fair value of $21.9 million at September 30, 2009. We also have two available-for sale securities with Level 3 fair values, one of which is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The fair value of this security at September 30, 2009 was $4._ million. The other security with a Level 3 fair value is valued based on the present value of expected cash flows associated with the security. The assumptions implicit in fair values based on the present value of cash flows, such as the discount rate, interest rate, and principal repayments, are deemed to be unobservable due to the structure and nature of this security. However, the resulting fair value of the security approximates its par value, which was $2._ million at September 30, 2009. There were no material changes in the assumptions we used to determine the fair value of this security during the nine months ended September 30, 2009. The rest of our available for sale fixed-income security portfolio, $237.3 million at September 30, 2009, consists of securities deemed to be Level 2.
          The means and methods we use to select and validate the prices provided by pricing vendors are described in Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements. Such cross-referenced information is included herein by reference.
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
•	Few recent transactions;

•	Price quotations that are not based on current information;

•	Significant increases in implied liquidity risk premiums and yields;

•	Wide bid-ask spreads or a significant increase in bid-ask spreads;

•	Significant decline or absence of a market for new issuances; and

•	Little publicly released information
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
          We have not recognized an OTTI charge in 2009 as a result of this change in evaluation methodology. We did, however, record an OTTI charge of $858,000 in 2008, related to the impairment of bonds whose decline in fair value was deemed to be other than temporary under the previous guidance for assessing OTTI.
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
          None of our equity security positions were deemed to be other than temporarily impaired during the nine months ended September 30, 2009 or 2008. We have one equity security that has been in a substantial unrealized loss position for most of 2009. However, at September 30, 2009 the fair value of this security had significantly recovered and our unrealized loss on this equity position was approximately $0.1 million on holdings of $6.5 million. The fair value recovery is attributable to the execution of many of the major restructuring initiatives identified by the issuer. However, as some of these initiatives are ongoing, we believe it is likely that the operating results and financial condition of the issuer will continue to improve in the future. In light of the potential for future improved financial results, and the recovery of the fair value of this security experienced so far in 2009, we do not believe that it was other than temporarily impaired at September 30, 2009.

Results of Operations — Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008
          The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Change
	2009	2008	Dollar	Percentage(2)
		(dollars in thousands)
Direct premiums written	$34,658	$37,820	$(3,162)	-8.4%

Net premiums written	$33,344	$36,257	$(2,913)	-8.0%

Net premiums earned	$28,260	$30,497	$(2,237)	-7.3%
Losses and loss adjustment expenses
Current year losses	23,549	24,085	(536)	2.2%
Prior year losses	(8,865)	(7,548)	(1,317)	17.4%

Total	14,684	16,537	(1,853)	11.2%
Underwriting expenses	6,674	6,366	308	-4.8%

Total underwriting gain	6,902	7,594	(692)	-9.1%
Other revenue (expense) items
Investment income	7,375	8,886	(1,511)	-17.0%
Net realized losses	3	22	(19)	86.4%
Other income	163	158	5	3.2%
Other expenses (1)	(820)	(990)	170	17.2%

Total other revenue and expense items	6,721	8,076	(1,355)	-16.8%

Income before federal income taxes	13,623	15,670	(2,047)	-13.1%
Federal income tax expense	3,872	4,502	(630)	14.0%

Net income	$9,751	$11,168	$(1,417)	-12.7%

Loss Ratio:
Accident year	83.3%	79.0%		4.3%
Prior years	-31.3%	-24.8%		-6.5%

Calendar year	52.0%	54.2%		-2.2%
Underwriting expense ratio	23.6%	20.9%		2.7%
Combined ratio	75.6%	75.1%		0.5%
Pre-tax investment yield	3.69%	4.21%		-0.5%
Return on beginning equity (annualized)	15.4%	16.9%		-1.5%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

	Nine Months Ended
	September 30,		Change
	2009	2008	Dollar	Percentage(2)
		(dollars in thousands)
Direct premiums written	$89,025	$97,935	$(8,910)	-9.1%

Net premiums written	$85,453	$93,931	$(8,478)	-9.0%

Net premiums earned	$85,948	$93,564	$(7,616)	-8.1%
Losses and loss adjustment expenses
Current year losses	70,585	73,373	(2,788)	3.8%
Prior year losses	(27,176)	(22,971)	(4,205)	18.3%

Total	43,409	50,402	(6,993)	13.9%
Underwriting expenses	21,125	20,005	1,120	-5.6%

Total underwriting gain	21,414	23,157	(1,743)	-7.5%
Other revenue (expense) items
Investment income	23,593	28,078	(4,485)	-16.0%
Net realized losses	3	(686)	689	100.4%
Other income	598	553	45	8.1%
Other expenses (1)	(2,638)	(3,322)	684	20.6%

Total other revenue and expense items	21,556	24,623	(3,067)	-12.5%

Income before federal income taxes	42,970	47,780	(4,810)	-10.1%
Federal income tax expense	12,142	14,195	(2,053)	14.5%

Net income	$30,828	$33,585	$(2,757)	-8.2%

Loss Ratio:
Accident year	82.1%	78.4%		3.7%
Prior years	-31.6%	-24.5%		-7.1%

Calendar year	50.5%	53.9%		-3.4%
Underwriting expense ratio	24.6%	21.4%		3.2%
Combined ratio	75.1%	75.3%		-0.2%
Pre-tax investment yield	3.88%	4.43%		-0.6%
Return on beginning equity (annualized)	16.2%	17.0%		-0.8%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

Overview
          Net income for the three and nine months ended September 30, 2009 was down compared to the same periods of last year. The decreases in net income were primarily attributable to decreases in investment income and underwriting gains. These decreases in pre-tax income were partially offset by decreases in federal income tax expense.
Premiums Written and Earned
          The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the quarter and year-to-date periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2009	2008	Dollar	Percentage	2009	2008	Dollar	Percentage
		(dollars in thousands)				(dollars in thousands)
Direct premiums written
Michigan	$13,149	$14,030	$(881)	-6.3%	$30,701	$33,279	$(2,578)	-7.7%
Illinois	11,109	11,407	(298)	-2.6%	26,444	27,213	(769)	-2.8%
Ohio	4,122	5,093	(971)	-19.1%	14,072	17,370	(3,298)	-19.0%
New Mexico	4,888	5,207	(319)	-6.1%	13,075	14,231	(1,156)	-8.1%
Kentucky	840	809	31	3.8%	3,227	3,520	(293)	-8.3%
Other	550	1,274	(724)	-56.8%	1,506	2,322	(816)	-35.1%

Total	$34,658	$37,820	$(3,162)	-8.4%	$89,025	$97,935	$(8,910)	-9.1%

Net premiums written	$33,344	$36,257	$(2,913)	-8.0%	$85,453	$93,931	$(8,478)	-9.0%

Ratio of net premiums written to direct	96.2%	95.9%		0.3%	96.0%	95.9%		0.1%

          The medical professional liability insurance market remains highly competitive, which continues to place downward pressure on premium rates. As a result of premium rate decreases, our direct written premiums for both the quarter and year-to-date periods in 2009 were down from the same periods last year. Despite the competition in many of our core markets, we retained 88.2% of our insureds whose policies were up for renewal during the first nine months of 2009.
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
          The decreases in net premiums written for the quarter and year-to-date periods ended September 30, 2009, compared to the comparable periods of 2008, were almost identical with the decrease in direct premiums written. This was expected as the 2009 year reinsurance treaty terms are substantially the same as the terms of the 2008 year treaty.

          Net premiums earned during the quarter and year-to-date periods ended September 30, 2009, compared with the same periods last year, decreased slightly less than net premiums written. This variability in earned premiums compared with premiums written is the result of the premium “earn out” or “lag”. Premiums are earned pro rata over the policy term, typically one year. This means that premiums earned during 2009 are based on premiums written not only during 2009, but the previous 12 months as well.
Loss and Loss Adjustment Expenses
          Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, for the third quarter and year-to-date periods of 2009 decreased $1.9 million and $7.0 million, respectively, compared with the same periods of 2008. The decreases in losses were principally the result of increased favorable development on prior years’ loss reserves. However, current accident year losses also decreased despite increases in the accident year loss ratios due to the lower net premiums earned volume. The accident year loss ratio for the third quarter of 2009 was 83.3%, up from 79.0% in the third quarter of 2008 and 82.1% for the year-to-date 2009 period, compared with 78.4% during the nine months ended September 30, 2008. The increase in the accident year loss ratio was principally the result of premium rate decreases and the resulting decreases in net premiums earned, partially offset by the continued favorable claim trends that have resulted in the favorable development on prior years’ loss reserves, as discussed below.
          Reported claims for the three and nine months ended September 30, 2009 were 237 and 735, respectively, compared with 233 and 726 for the same periods last year. The average number of reported claims per quarter over the last 20 quarters was 282 as of September 30, 2009. While claims frequency continued to be at historically low levels, we believe that the downward trend has leveled off. Medical professional liability paid loss severity has increased slightly in recent quarters to $83,400 per claim closed with payment in the third quarter of 2009, compared with an average of $68,200 over the last 20 quarters. This recent increase in severity follows several years of stable paid loss severity. However, our paid loss severity remains lower than anticipated.
          The favorable development on prior years’ loss reserves for the three and nine months ended September 30, 2009 increased by $1.3 million and $4.2 million, respectively, compared to the same periods a year ago. The increases in favorable development were primarily the result of continued favorable paid claim trends on our medical professional liability business, as discussed below, partially offset by an increase in severity experienced on our run-off workers’ compensation business.
     Our actuarial estimates of reserves include projections of higher severity contemplating medical loss cost inflation, our higher reinsurance retention levels in recent years and a general change in the composition of our outstanding claims inventory. As the number of outstanding claims and frequency of non-meritorious claims have declined, we assumed the remaining claims would be more severe and have a higher likelihood of loss. While paid claim severity has increased slightly in recent quarters, it remains lower than anticipated given the decline in claim frequency. In addition, the impact of medical loss cost inflation and higher reinsurance levels have not been as severe as we anticipated. As a result of these less than expected severity trends, our actuarially projected ultimate losses for prior accident years have decreased.

          We believe that our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of September 30, 2009. However, should actual loss trends continue to develop more favorably than our prior estimates, we likely will experience additional favorable development in future periods. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the claim trends we have noted in recent years, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.
Underwriting Expenses
          Underwriting expenses and the underwriting expense ratios for the quarter and year-to-date periods of 2009 increased compared to the same periods last year. The increases in underwriting expenses were primarily attributable to the implementation of significant portions of our new policy and claims system in the fourth quarter of 2008 and first quarter of 2009. In addition to the amortization expense currently being recorded, we have discontinued the capitalization of salary and other benefit costs now that the development stage of the project is complete. We have also incurred approximately $0.6 million in 2009 of vendor and other contractor costs associated with the post-development phase of the project. We anticipate that our underwriting expense ratio will continue to be higher throughout the remainder of 2009 than the ratios we have historically reported. Underwriting expense ratios in future periods are expected to decrease slightly from the 2009 ratios as they will not bear the burden of the additional vendor costs as noted above. However, the underwriting expense ratio will likely continue at elevated levels, compared to historic norms, until the end of 2013 as we amortize the cost of the new system. If our premium volume continues to decrease, however, the underwriting expense ratio will continue to increase as there will be a lower premium base over which to spread certain fixed overhead and other costs.
Investment Income
          Investment income was down for the third quarter and year-to-date periods of 2009 compared to the same periods a year ago. The decreases were primarily due to the historically low short-term interest rates during 2009, combined with an increase in our cash and cash equivalents position throughout 2009, compared to 2008. During 2009, $81.7 million of our fixed-income securities, having a weighted average annual yield of 5.81%, matured, were called or were paid down, The proceeds from these disposals, partially offset by the $42.7 million spent on share repurchases during 2009 remained principally in cash and cash equivalents at September 30, 2009. The proceeds from the maturity, call or pay down of higher-yielding corporate, government agency and mortgage-backed securities in 2008 were used to purchase lower-yielding tax-exempt bonds, which has also contributed to the decreases in investment income during 2009 compared to 2008.
          Our pre-tax investment yield for the quarter and year-to-date periods in 2009 decreased 52 and 55 basis points to 3.69% and 3.88%, respectively, compared to the same periods last year. However, as a result of the additional tax savings associated with the increase in our tax-exempt investment income, our net of tax yield for the same periods decreased only 31 and 28 basis points, respectively, to 2.93% for the quarter and 3.05% for the nine months ended September 30, 2009. If short-term interest rates remain at the historically low levels seen since late 2008, and we continue with our share-repurchase plan, it is likely that investment income will continue to moderately decline in future periods.
Net Realized Losses
          We have had no net realized gains or losses on investments during 2009. The net realized losses reported for the year-to-date period of 2008 were principally attributable to a pre-tax impairment charge of $858,000 related to the OTTI of CIT Group bonds in the first quarter of 2008. We subsequently sold our CIT Group bonds early in the second quarter of 2008 for a small gain. Partially offsetting the impairment charge were realized gains on bonds that were called in the first nine months of 2008. Our review of our investment portfolio at September 30, 2009 indicated that none of the securities in our portfolio were other than temporarily impaired.
Other Expenses
          The decreases in other expenses were the result of lower interest rates and a lower outstanding principal balance on our long-term debt. The average interest rate on the debt is 4.14% plus the three-month London Interbank Offered Rate (LIBOR). The LIBOR rate is reset quarterly in approximately the middle of February, May, August and November. In August 2008, we repaid $5 million of the outstanding $30.9 million principal.
Income Taxes
          The effective tax rates for the quarter and year-to-date periods ended September 30, 2009 were 28.4% and 28.3%, respectively, down from 28.7% and 29.7% for the same periods of 2008. The decreases in the effective tax rates were attributable to the full effect of additional tax-exempt securities purchased in the first and second quarters of 2008.
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
          We paid a quarterly cash dividend of $0.0825 per common share at the end of each of the first three quarters of 2009. The third quarter dividend totaled approximately $0.9 million, bringing the year to date total to approximately $2.7 million. On October 29, 2009, the Board of Directors declared a fourth-quarter cash dividend of $0.09 per common share payable on December 31, 2009, to shareholders of record on December 11, 2009. Fourth quarter dividends are expected to result in a total cash payment of approximately $0.9 million.
          The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.
          We continued to repurchase shares of our outstanding common stock during the first three quarters of 2009. A total of 1,403,233 shares were repurchased during 2009 at a cost of $42.8 million, or $30.47 per share. Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Report on Form 10-Q, contains additional details of our share repurchase programs, as well as the restrictions and limitations pertaining to any share repurchases. In addition to the share repurchase authorizations listed in Part II, Item 2 on October 2, 2009 the Company’s Board of Directors authorized an additional $10 million of the Company’s common shares pursuant to our Rule 10b5-1 plan. Our current intent is to continue with our share repurchase programs for the foreseeable future, subject to any restrictions and limitations imposed by law or contained in such programs, and the availability of cash resources.
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

Consolidated
          Our net cash flow from operations decreased during the nine months ended September 30, 2009 compared to the same period of 2008. The decrease was primarily the result of decreases in premium receipts and investment income collected of $3.5 million and $3.4 million, respectively. Partially offsetting the decreases in premium receipts and investment income collected was a $4.3 million decrease in loss and loss adjustment expense payments.
          The following table shows the composition of our net cash flows from operations for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended
	September 30,
	2009	2008
	(dollars in thousands)
Cash from (for):
Premiums received	$89,446	$92,967
Investment income collected	26,682	30,101
Loss and loss adjustment expenses paid	(47,958)	(52,209)
Commissions and other acquisition cost	(8,188)	(9,064)
Net reinsurance impact	1,026	18
Income taxes paid	(11,843)	(11,236)
Salaries and other employee costs	(16,292)	(15,114)
Other	(9,437)	(9,727)

Net cash flows from operations	$23,436	$25,736

          At September 30, 2009, we had $21.2 million of cash at APCapital, and our insurance and other operating subsidiaries had $123.8 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, we had $243.5 million of available-for-sale fixed-income securities that could be sold to generate cash. Our held-to-maturity fixed-income security portfolio includes $11.4 million, $68.0 million $158.4 million and $38.9 million of securities that mature in the next year, one to five years, five to 10 years, and more than 10 years, respectively. In addition, we have $121.7 million of mortgage-backed securities classified as held-to-maturity that provide periodic principal repayments.
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
Statutory Capital and Surplus
          Our statutory capital and surplus (collectively referred to herein as “surplus”) at September 30, 2009 was $206.3 million, which results in a net premium written to surplus ratio of 0.54:1 based on $111.6 million of net premiums written during the 12 months ended

September 30, 2009. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premium written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. Our net leverage ratio, which is the sum of the net premiums written and net liabilities divided by statutory surplus, was 3.6 at September 30, 2009. The net leverage ratio is used by regulators and rating agencies to measure a company’s combined exposure to pricing errors and errors in the estimation of its liabilities, net of reinsurance, in relation to its surplus. Generally, the industry considers a ratio of less than 6.0 acceptable for long-tailed casualty line carriers.
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
     The table below shows net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of September 30, 2009 and December 31, 2008. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	September 30,	December 31,
	2009	2008	Change	% Change
	(In thousands, except claim and per claim data)
Net case reserves	$236,206	$236,093	$113	0.0%
Number of open claims	1,359	1,418	(59)	-4.2%
Average net case reserve per open claim	$173,809	$166,497	$7,312	4.4%
Net IBNR reserves	$290,816	$303,856	$(13,040)	-4.3%
Total net reserves	$527,022	$539,949	$(12,927)	-2.4%
     The average net case reserve per open claim at September 30, 2009 increased compared with December 31, 2008. This increase was primarily the result of increases in case reserves pertaining to the 2008 accident year. However, claims associated with prior years continue to settle for less than expected, which along with decreases in our open and IBNR claim counts, has led to a reduction in IBNR reserves.

          Our run-off workers’ compensation net reserves at September 30, 2009 were $23.7 million compared with $22.3 million at December 31, 2008. Workers’ compensation net reserves developed unfavorably in the first nine months of 2009 by $3.8 million. The increase in reserves and the adverse development were mostly the result of increases in the case reserves related to claims in Kentucky and Minnesota. These case reserve increases reflect an increase in claim severity that was not contemplated in our December 31, 2008 projection of ultimate losses and thus have resulted in adverse prior year development. Open workers compensation claims decreased to 181 at September 30, 2009 from 210 at December 31, 2008. Workers’ compensation, like medical professional liability, is a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims.
          Although considerable judgment is inherent in the estimation of net loss and loss adjustment expense reserves, we believe that our net reserves for unpaid losses and loss adjustment expenses are adequate. However, there can be no assurance that losses will not exceed the reserves we have recorded, or that we will not later determine that our reserve estimates were inadequate, as future trends related to the frequency and severity of claims, and other factors may develop differently than management has projected. The assumptions and methodologies used in estimating and establishing reserves for unpaid loss and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustment is made. Historically, such adjustments have not exceeded eight-percent (8%) of our recorded net reserves as of the beginning of the period, but such adjustments can materially and adversely affect our results of operations when they are made.
          Activity in the net liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2009 and year ended December 31, 2008 can be found in Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such information is incorporated herein by reference.
Investments
          Our fixed-income investment security portfolio consists principally of high quality corporate, government-sponsored agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value (1)	Portfolio	Value (1)	Portfolio
U.S. government obligations	$14,953	2.3%	$64,458	9.2%
Tax-exempt municipal securities	384,551	59.9%	383,547	54.4%
Corporate securities	120,596	18.8%	105,824	15.0%
Mortgage-backed securities	121,746	19.0%	150,862	21.4%

Total fixed-income securities	$641,846	100.0%	$704,691	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.

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
          The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s (“S&P”) credit quality rating at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value (1)	Total	Value (1)	Total
Rating
AAA	$291,959	45.4%	$377,392	53.6%
AA	248,693	38.7%	234,543	33.3%
A	66,627	10.4%	63,723	9.0%
BBB	22,276	3.5%	22,812	3.2%
BB	6,149	1.0%	—	0.0%

	635,704	99.0%	698,470	99.1%

Private Placement	6,142	1.0%	6,221	0.9%

Total	$641,846	100.0%	$704,691	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.
          Non-investment grade securities, which we define as having an S&P credit quality rating of less than BBB, typically bear more credit risk than those of investment grade quality. The decrease in our AAA rated fixed-income securities was the result of the call of $49.5 million government agency issuer bonds during 2009. The proceeds from these calls were largely not reinvested as of September 30, 2009 and remain in cash. The increase in the BB category was the result of a downgrade of one of our corporate bonds. This bond holding is backed by collateral, the estimated fair value of which is in excess of our carrying value for the bonds. For additional information regarding the risks inherent in our fixed-income investment security portfolio see “Item 3, Quantitative and Qualitative Disclosures About Market Risk.” Exhibit 99.1, filed with this Quarterly Report on Form 10-Q, contains a detailed listing of our fixed-income security and cash equivalent investment holdings.

          Other investments increased $2.9 million during the nine months ended September 30, 2009. This increase was primarily attributable to an increase in the fair value of one of our strategic equity security investments, which had previously been in a significant unrealized loss position. The fair value of this equity security has returned to approximately our original cost basis.
Other Significant Balance Sheet Items
          Assets, other than our cash and invested assets, at September 30, 2009 decreased approximately $19.4 million from December 31, 2008. The principal components of this decrease were reinsurance recoverables $11.4 million, deferred federal income taxes, $3.2 million, premiums receivable $2.4 million and other assets $1.8 million. The decrease in reinsurance recoverables was due to a decrease in ceded IBNR reserves, as paid claim severity has emerged at lower than anticipated levels, as well as to the collection of the remaining $3.8 million due from reinsurers at December 31, 2008 related to the commutation of our 2005 reinsurance treaty. The decrease in deferred federal income taxes was primarily a result of an increase in the taxable temporary difference associated with the increase in unrealized gains on our investment securities. The premiums receivable decrease was the result of the decrease in our direct premiums written and the decrease in other assets was primarily the result of the amortization of internally developed software, which was placed in service during the fourth quarter of 2008 and first quarter of 2009.
          Total liabilities at September 30, 2009 decreased $26.3 million when compared to December 31, 2008. The decrease was primarily due to the $19.4 million decrease in unpaid loss and loss adjustment expenses reserves and $6.6 million decrease in other liabilities. The decrease in unpaid loss and loss adjustment expenses was mostly the result of downward revisions in the estimated reserves associated with prior accident years as discussed in “–Results of Operations.” The decrease in other liabilities was the result of decreases in the accruals for bonus payouts and pension contributions, which were fully accrued at December 31, 2008 but only three-quarters accrued at September 30, 2009. Also contributing to the decrease in other liabilities was the payment of accrued invoices related to consultants and vendors assisting with the development of our new policy and claims system, as well as for corporate insurance policies, which renew in December each year.
          Shareholders’ equity decreased $9.7 million from December 31, 2008 to $244.3 million at September 30, 2009. This decrease was the result of share repurchases, which totaled $42.8 million during the nine months ended September 30, 2009 and shareholder dividend payments of $2.7 million. Net income of $30.8 million, as well as a $4.9 million, net of tax, increase in unrealized appreciation on investments during the first nine months of 2009 partially offset the decreases in shareholders’ equity. Shares outstanding at September 30, 2009 were 10,424,706, a decrease of 1,324,363 from December 31, 2008, as a result of share repurchases, partially offset by the effect of employee stock option exercises. Book value per share increased 8.4% to $23.44 at September 30, 2009, from $21.62 at December 31, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements
          Our contractual obligations and off-balance sheet arrangements are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the most recent fiscal year end.
Effects of New Accounting Pronouncements
          The effects of new accounting pronouncements are described in Note 3 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such information is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General
          Market risk is the risk of loss due to adverse changes in market rates and prices. We invest primarily in fixed-income securities, which are interest-sensitive assets. Accordingly, in addition to the credit risk associated with such assets, the fair value of our fixed-income securities is exposed to a degree of risk associated with changes in the overall interest rate environment. Credit risk is the risk that the issuer will default on interest or principal payments, or both, which could prohibit us from recovering a portion or all of our original investment. Changes in the fair value of fixed-income securities are typically inversely related to changes in overall interest rates.
          At September 30, 2009 the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
Qualitative Information About Market Risk
          At September 30, 2009, 99.0% of our fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $6.1 million of private placement issues (which constitutes 1% of our fixed-income security portfolio), was considered investment grade. We consider fixed-income securities with a credit rating of BBB or higher to be investment grade. A table with the allocation of our fixed-income securities, by S&P credit quality rating, may be found in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition.” Non-investment grade securities are generally considered to be a greater credit risk.
          We closely monitor the credit quality of the individual securities in our fixed-income portfolio to help manage credit risk. In addition, our investment guidelines limit our fixed-

income security holdings pertaining to any one issuer, other than U.S. Government and agency backed securities, to less than three-percent of statutory admitted assets, or five-percent of statutory surplus. In practice this has generally resulted in limiting such investments to approximately $6 million per issuer at our American Physicians subsidiary. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region.
          Furthermore, we periodically review our investment portfolio for any potential credit quality or collection issues and for any equity securities whose decline in fair value is deemed to be other than temporary. As a result of these reviews, we have determined that none of our fixed-income or strategic equity security investments were other than temporarily impaired at September 30, 2009.
          Held-to-maturity fixed-income securities are not carried at fair value on the balance sheet. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 30.5%, or $121.7 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. Mortgage-backed securities, unlike most other fixed-income securities, do not have a fixed maturity date as the individual underlying mortgages that comprise these securities may be prepaid without penalty. So, while the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will typically accelerate principal payments. This variability in principal payments is known as prepayment risk.
Quantitative Information About Market Risk
Interest Rate Risk
          At September 30, 2009, our available-for-sale fixed-income security portfolio was valued at $243.5 million and had an average modified duration of 2.99 years, compared to a portfolio valued at $222.9 million with an average modified duration of 3.43 years at December 31, 2008. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at September 30, 2009 and December 31, 2008. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	September 30, 2009			December 31, 2008
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(dollars in thousands)			(dollars in thousands)
+2%	$230,036	$(13,446)	2.70	$209,579	$(13,362)	3.22
+1%	236,458	(7,024)	2.73	216,320	(6,621)	3.16
0	243,482		2.99	222,941		3.43
-1%	251,058	7,576	3.06	231,609	8,668	3.50
-2%	257,983	14,501	3.13	239,957	17,016	3.57

Equity Price Risk
          At September 30, 2009 the fair value of our available-for-sale equity securities was $21.9 million. These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.74 at September 30, 2009. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10% the fair value of our equity securities would be expected to increase by 7.4% to $23.5 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 7.4% in the fair value of our equity securities to $20.3 million. The selected hypothetical changes of plus or minus 10% assumed in this illustration are not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account current or future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.
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
          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth the repurchases of common stock for the quarter ended September 30, 2009:

			Total Number
	Total		of Shares	Maximum Dollar
	Number of	Average	Repurchased as	Value of Shares that May Yet Be
	Shares	Price Paid	Part of Publicly	Repurchased Under the Plans or Programs
	Repurchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan (b)
For the month ended July 31, 2009	129,333	$29.72	129,333	$15,955,191	$15,248,488
For the month ended August 31, 2009	76,100	$32.09	76,100	$15,955,191	$12,806,384
For the month ended September 30, 2009	107,800	$30.59	107,800	$15,955,191	$9,509,042
For the three months ended September 30, 2009	313,233	$30.60	313,233	$15,955,191	$9,509,042

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On June 23, 2009, the Company’s Board authorized the repurchase of an additional $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2009. In addition to the share repurchase authorizations outstanding at September 30, 2009, included in the table above, on October 2, 2009, the Company’s Board authorized an additional $10 million of the Company’s common shares pursuant to our Rule 10b5-1 plan, which is not included in the table above. The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the plan have been used. The Company may terminate the Rule 10b5-1 plan at any time.
Item 6. Exhibits
Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

46

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2009

AMERICAN PHYSICIANS CAPITAL, INC.
By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

By:	/s/ Frank H. Freund
Frank H. Freund
Its: Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws, as amended October 29, 2009 (APCapital’s Current Report on Form 8-k dated November 5, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Fixed-Income Security Detail of American Physicians Capital, Inc. and Subsidiaries’ Investment Portfolio as of September 30, 2009.