Form 10-K
period 2009-12-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2010-03-12
CIK 1118148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐     NO ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2009, based on $29.38 per share (the last sale price for the Common Stock on such date as reported on the Nasdaq Global Select Market), was approximately $266.2 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.

As of February 28, 2010 the registrant had 9,709,687 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders (the“Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8 Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2009 and 2008
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2009, 2008, and 2007
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME For the Years Ended December 31, 2009, 2008 and 2007
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)
CONDENSED STATEMENTS OF OPERATIONS Years Ended December 31, 2009, 2008 and 2007
CONDENSED STATEMENTS OF CASH FLOWS Years Ended December 31, 2009, 2008 and 2007
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-10.56
EX-10.57
EX-10.58
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

Explanatory Note

All of the share and per share data included in this Report on Form 10-K has been retroactively adjusted to reflect a four-for-three stock split, which was effective July 31, 2009. References to the Company, we, our and us are references to American Physicians Capital, Inc. and its subsidiaries unless the context otherwise requires. References to APCapital are references to the holding company, American Physicians Capital, Inc.

Item 1.	Business.

General

American Physicians Capital, Inc. is an insurance holding company that writes medical professional liability insurance through its primary subsidiary American Physicians Assurance Corporation, or American Physicians. Our principal offices are located at 1301 North Hagadorn Road, East Lansing, Michigan, 48823. Our website address is www.apcapital.com. All of our reports filed under the Securities Exchange Act of 1934 are available free of charge at our website promptly after they are filed. In addition, our code of ethics covering directors, officers and other employees, our corporate governance principles and Board committee charters, and insurance company statutory annual statement filings are also available on our website. Information contained on our website does not constitute part of this report.

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

American Physicians, our primary insurance subsidiary, was formed in June 1975 under the sponsorship of the Michigan State Medical Society in response to a medical professional liability insurance crisis in Michigan. Today American Physicians focuses on writing physician medical professional liability coverage in four core states: Michigan, Illinois, Ohio and New Mexico. The Company also writes a small amount of business in contiguous states.

Medical professional liability direct premiums written in our four core markets represented approximately 95% of the Company’s total direct premiums written in 2009, 2008 and 2007, as shown in the table below.

	For the Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Total		Total		Total
	(In thousands)

Direct premiums written:
Michigan	$40,284	35.6%	$44,917	35.9%	$47,583	35.1%
Illinois	33,769	29.8%	33,704	27.0%	35,160	26.0%
Ohio	16,957	15.0%	21,053	16.8%	25,751	19.0%
New Mexico	16,792	14.8%	18,565	14.8%	19,061	14.1%
All Other	5,430	4.8%	6,779	5.5%	7,860	5.8%

Total direct premiums written	$113,232	100.0%	$125,018	100.0%	$135,415	100.0%

Net premiums earned:
Medical professional liability	$115,345	79.0%	$124,275	77.1%	$138,917	75.9%
Exited lines of business	(467)	−0.3%	(7)	0.0%	6	0.0%

Total net premiums earned	114,878	78.7%	124,268	77.1%	138,923	75.9%
Investment income	30,910	21.2%	36,864	22.9%	43,506	23.8%
Realized (losses) gains	(543)	−0.4%	(658)	−0.4%	(111)	−0.1%
Other income	769	0.5%	730	0.4%	815	0.4%

Total revenue	$146,014	100.0%	$161,204	100.0%	$183,133	100.0%

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

We offer separate policy forms for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The policy issued to sole practitioners includes coverage for professional liability that arises from the medical practice. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice. We offer two types of policies for medical groups or clinics. Under the first policy type, both the individual physician and the group share the same set of policy limits. Under the second policy type, the individual physician and the group or clinic each purchase separate policy limits. At December 31, 2009, we have approximately 8,800 policies in force in 7 states, with a concentration in our core Midwestern states of Michigan, Ohio, and Illinois, as well as New Mexico.

Marketing.  Our marketing philosophy is to sell profitable business in our core states, using a focused, multi-channeled, cost-effective distribution system. In addition to our agency force, we have built our sales and marketing efforts around several strategic business alliances, which primarily include medical society endorsements.

Our medical professional liability product line is marketed through approximately 45 agencies in six states. One strategic agency, SCW Agency Group, Inc. and its wholly owned subsidiary, Kentucky Medical Agency, collectively referred to as SCW, accounted for approximately 29% and 30% of medical professional liability direct premiums written during 2009 and 2008, respectively. This relationship is discussed in more detail in “Item 1- Business-Important Agency Relationship.”

The majority of our remaining agents who write our medical professional liability insurance are independent agents. Due to the highly specialized nature of medical professional liability insurance, we are working to build a controlled distribution system to increase the percentage of our business that is produced through captive agents, which makes us less vulnerable to changes in market conditions. In 2009 and 2008, our captive agents generated 45% of our premiums, independent agents generated 40%, and we produced 15% of premiums on a direct basis without agent involvement. Our top ten agencies produced $75.6 million of direct premiums written, or 67% of total premium writings in 2009.

The Michigan State Medical Society, or MSMS, has endorsed American Physicians as its exclusive professional liability carrier of choice for 34 years. We compensate MSMS for marketing our professional medical liability products to MSMS members. American Physicians is also endorsed by the Michigan Osteopathic Association, the New Mexico Medical Society, several specialty societies and numerous physician organizations.

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

Through our management and actuarial staff, we regularly establish rates and rating classifications for our physician and medical group insureds based on the loss and loss adjustment expense, or LAE, experience we have developed over the past 34 years, and the loss and LAE experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors. We also utilize various discounts, such as claim-free credits, to encourage low risk physicians to insure with American Physicians.

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

Our strategy for handling medical professional liability claims combines a basic philosophy of vigorously defending against non-meritorious claims with a commitment to provide outstanding service to our insured physicians. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for loss and loss adjustment expenses, defense planning and coordination, working closely with attorneys engaged by us to defend a claim and negotiation of the settlement or other disposition of a claim. We emphasize early evaluation and aggressive management of claims. A part of our overall claims strategy is to establish regional claims departments in our major markets. This local presence helps to facilitate better defense attorney coordination by allowing us to meet with defense attorneys and policyholders, and to develop claims staff that has experience with the region’s legal environment, which enables us to more accurately establish case reserves.

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

Statutory accounting principles require reserves to be reported net of reinsurance. Accounting principles generally accepted in the United States of America, or GAAP, require reserves to be reported on a gross basis, i.e., before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, our statutory and GAAP reserves are identical, with the exception of DDR reserves of approximately $11.8 million and $13 million, at December 31, 2009 and 2008, respectively, which are required to be carried as unearned premium reserves for statutory accounting purposes.

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

The following table identifies our principal reinsurers, their percentage of our aggregate reinsured risk based upon amounts recoverable and their respective A.M. Best ratings as of December 31, 2009. A.M. Best Company classifies an “A” rating as “Excellent” and an “A+” rating as “Superior.”

			% of 2009
		Amounts	Amounts
	A.M. Best	Recoverable From	Recoverable From
Reinsurer	Rating	Reinsurers	Reinsurers
	(Dollars in thousands)

Hannover Ruckversicherungs	A	$21,292	32.7%
Munich Reins Amer	A+	12,308	18.9%
Transatlantic Reinsurance Company	A	4,476	6.9%
Aspen Insurance	A	3,957	6.1%

The recoverable from Hannover Ruckversicherungs, or Hannover, is secured by assets that Hannover maintains in Master U.S. Reinsurance Trust domiciled in New York. We are not aware of any collectability or credit issues with any of our reinsurers as of December 31, 2009.

Capital and Surplus.  To ensure the security of our policyholders, we must maintain an amount of qualifying assets in excess of total liabilities. This excess, or “surplus,” is the principal measure used by state insurance regulators, and rating agencies such as A.M. Best Company, to evaluate our financial strength. Medical professional liability insurers generally attempt to keep this surplus level at least equal to their annual net premiums written. The net premiums written to surplus ratio for our insurance subsidiaries were 0.53:1 and 0.59:1 at December 31, 2009 and 2008, respectively.

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

A.M. Best Company Rating

A.M. Best Company, or A.M. Best, rates the financial strength and ability to meet policyholder obligations of our insurance subsidiaries. Our primary insurance subsidiary, American Physicians, has an A.M. Best rating of A-, which is the fourth highest of 15 rating levels. The A- rating is considered Excellent, and according to A.M. Best, companies rated A- are deemed “secure.” A.M. Best assigns an A- rating to insurers that have, on average, excellent balance sheet strength, operating performance and business profiles when compared to the standards established by A.M. Best, and in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders. An insurance company’s rating is a potential source of competitive advantage or disadvantage in the marketplace.

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

Direct premiums written for us by SCW during 2009, 2008 and 2007 totaled $32.6 million, $37.6 million and $43.1 million respectively, representing 28.8%, 30.0% and 31.9% of the Company’s direct premiums written during such years. Commission expense we incurred related to SCW approximated $2.6 million, $2.9 million and $3.3 million in 2009, 2008 and 2007, respectively. The commission rates we have paid to SCW have been the same as the commission rates we paid to our other agents.

Effective January 2009, we renewed for another five years our contract with SCW. The agreement provides for American Physicians to be the exclusive medical professional liability carrier SCW represents in the states of Michigan, Illinois and Ohio, subject to limited exceptions, such as a downgrade of our A.M. Best rating. We continue to have the right to appoint other agents in all three of these states. SCW may continue to represent other insurance companies in states other than Michigan, Illinois and Ohio for lines of business other than medical professional liability. The contract provides for SCW to be paid commissions consistent with the marketplace.

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

Holding Company Regulation.  Most states, including Michigan, have enacted legislation that regulates insurance holding company systems such as ours. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit OFIR or any other relevant insurance departments to examine APCapital’s insurance subsidiaries at any time, to require disclosure of material transactions between APCapital and its insurance subsidiaries, and to require prior approval of sales or purchases of a material amount of assets and the payment of extraordinary dividends. OFIR conducted a financial examination as of December 31, 2006 of each of our insurance subsidiaries. No adjustments were proposed as a result of the examinations.

Holding company laws also limit the amount of dividends payable by insurance subsidiaries to the parent company. Under Michigan law, the maximum dividend that may be paid to APCapital from its insurance subsidiaries during any twelve-month period, without prior approval of OFIR, is the greater of 10% of each insurance company’s statutory surplus, as reported on the most recent annual statement filed with OFIR, or the statutory net income, excluding realized gains, for the period covered by such annual statement. Accordingly, $40.2 million of dividends can be paid in 2010 without prior regulatory approval. However, as dividends totaling $45.0 million were paid in 2009, the $40.2 million that can be paid in 2010 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months.

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

A ratio of total adjusted capital to risk-based capital of less than 2.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0. The risk-based capital ratio for American Physicians has always exceeded 2.0. As of December 31, 2009, American Physicians’ risk-based capital base level was $42.7 million and its total adjusted capital was $208.7 million, for a ratio of 4.9.

IRIS Requirements.  The NAIC has also developed a series of 13 financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated reviews of annual and quarterly filings. In 2009, American Physicians did not generate any IRIS ratios that varied from values within the NAIC’s acceptable range.

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

Employees

As of December 31, 2009, we had 145 employees.  None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

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

The medical professional liability insurance business tends to cycle through what are often referred to as “hard” and “soft” markets. A hard market is generally characterized as a period of rapidly raising premium rates, tightened underwriting standards, narrowed coverage and the withdrawal of insurers from certain markets. Soft markets are usually characterized by relatively flat or moderate decreases in premium rates, less stringent underwriting standards, expanded coverage and strong competition among insurers. The medical professional liability insurance market is currently in a soft market. Recent industry wide favorable claim trends and the accompanying competitive pressures they bring could adversely impact our ability to obtain rate increases we deem necessary to adequately cover insured risks, which could ultimately result in a decrease in premium volume as physicians currently insured with us elect to place their coverage elsewhere.

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

Market illiquidity and volatility associated with the recent financial crisis makes the fair values of our investments increasingly difficult to estimate, and may have other unforeseen consequences that we are currently unable to predict.

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

We currently carry the endorsement of the Michigan State Medical Society, the New Mexico Medical Society, and other such organizations, which we believe provides us with a competitive advantage. If the endorsement of these organizations were to lapse, we could see a reduction in our premium volumes in markets such as Michigan and New Mexico, where such organizations carry influence. In addition, approximately 67% of our medical professional liability direct premiums written are produced by 10 agencies. One agency in particular, the SCW Agency Group, Inc., produced approximately 29% or more of our medical professional direct premiums written during each of the last several years. An interruption or change in the relationship with any of these agencies could adversely and materially impact the amount of premiums we are able to write.

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

Nearly all of our medical professional liability direct premiums written in the last several years were written in the states of Illinois, Michigan, Ohio and New Mexico. Because of this concentration, unfavorable business, economic or regulatory conditions in these states could adversely impact the amount of premiums we are able to write, the costs associated with loss settlement and other expenses.

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

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, and especially by OFIR, as our insurance companies are domiciled inMichigan. These state agencies have broad regulatory powers designed to protect policyholders, not shareholders or other investors. These powers include, but are not limited to, the ability to:

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

Changes in laws, at either the national or state level, that limit jury awards for non-economic damages relating to medical malpractice claims, commonly referred to as tort reform, could have unintended adverse consequences for insurers. For example, tort reform legislation in Illinois was recently overturned. In addition, coverage for legal business entities, other than hospitals and outpatient health care facilities, under New Mexico’s Patient Compensations Fund, or PCF, is currently being challenged in the courts. As a consequence of the overturned Illinois tort reform or if the courts decide that legal business entities are not covered under the New Mexico PCF, we may see an increase in claims frequency or severity in our Illinois and New Mexico markets, which may adversely affect our results of operations.

Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to you.

APCapital is subject to provisions of Michigan corporate and insurance laws that have the effect of impeding a change of control by requiring prior approval of a change of control transaction by the OFIR and the board of directors. In addition, APCapital’s articles of incorporation and bylaws include provisions which: (1) allow for the issuance of “blank check” preferred stock without further shareholder approval; (2) set high vote requirements for certain amendments to the articles of incorporation and bylaws; (3) establish a staggered board; (4) limit the ability of shareholders to call special meetings; and (5) require unanimity for shareholder action taken without a meeting. These provisions may discourage a takeover attempt that you consider to be in your best interests or in which you would receive a substantial premium over the then-current market price. In addition, approval by the OFIR of a change of control transaction may be withheld even if the transaction would be in the shareholders’ best interests if OFIR determines that the transaction would be detrimental to policyholders. As a result you may not have an opportunity to participate in such a transaction even if it would benefit shareholders.

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

	Sale Price		Dividends
	High	Low	per Share

2009
October 1 — December 31, 2009	$30.80	$26.09	$0.0900
July 1 — September 30, 2009	35.74	27.65	0.0825
April 1 — June 30, 2009	32.41	26.51	0.0825
January 1 — March 31, 2009	37.01	27.44	0.0825
2008
October 1 — December 31, 2008	$37.87	$20.08	$0.0750
July 1 — September 30, 2008	38.25	29.01	0.0750
April 1 — June 30, 2008	37.27	32.31	0.0750
January 1 — March 31, 2008	36.04	26.51	0.0750

Our Board declared a dividend of $0.09 per share payable March 31, 2010. Our current intention is to continue to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend on the availability of cash resources at APCapital, prevailing business conditions, our financial condition and results of operations, and such other factors as are deemed relevant by the Board of Directors. Our ability to pay dividends may be also contingent on the receipt of cash dividends from our subsidiaries. The payment of any dividends from our insurance subsidiaries to APCapital is subject to a number of regulatory conditions described above under “Item 1. Business — Insurance Regulatory Matters.” In addition, under the documents relating to the debentures issued by APCapital, we would not be able to pay dividends during any period during which we delay our obligation to pay interest payments to the related trusts pursuant to our rights under those documents. See Note 9 of the Notes to Consolidated Financial Statements for further information regarding these debentures.

As of January 31, 2010, there were 103 shareholders of record and approximately 5,500 beneficial shareholders of our common stock, based on the records of our transfer agent and securities listing information.

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

			Total Number
	Total		of Shares	Maximum Number (or Approximate Dollar
	Number of	Average	Repurchased as	Value) of Shares that May Yet Be
	Shares	Price Paid	Part of Publicly	Repurchased Under the Plans or Programs
	Repurchased	per Share	Announced Plans	Discretionary Plan (a)	Rule 10b5-1 Plan (b)

For the month ended October 31, 2009	123,600	$29.84	123,600	$15,955,191	$15,821,229
For the month ended November 30, 2009	160,800	28.37	160,800	15,955,191	11,258,793
For the month ended December 31, 2009	176,200	28.82	176,200	15,955,191	26,181,231
For the three months ended December 31, 2009	460,600	28.94	460,600	15,955,191	26,181,231
For the year ended December 31, 2009	1,863,833	30.09	1,863,833	15,955,191	26,181,231

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. On June 23, October 2 and December 3, 2009 the Board authorized the repurchase of an additional $20 million, $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2009, as well as the rollover of any unused authorization into 2010. The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the plan have been used. The Company may terminate the Rule 10b5-1 plan at any time.

Item 6.	Selected Financial Data

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

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Direct premiums written	$113,232	$125,018	$135,415	$156,866	$185,511

Net premiums written	$109,713	$120,117	$130,808	$146,723	$157,382

Net premiums earned	$114,878	$124,268	$138,923	$149,688	$164,283
Investment and other income	31,136	36,936	44,210	49,594	48,583

Total revenues and other income	146,014	161,204	183,133	199,282	212,866
Losses and expenses:
Losses and loss adjustment expenses	57,562	65,311	69,428	100,458	127,124
Underwriting expenses	28,515	27,458	30,141	30,521	33,080
Other expenses	3,437	4,460	5,411	5,300	7,795

Total losses and expenses	89,514	97,229	104,980	136,279	167,999

Income before federal income tax (benefit) expense and minority interest	56,500	63,975	78,153	63,003	44,867
Federal income tax expense (benefit)	15,940	18,779	25,362	19,816	(27,952)

Income before minority interest	40,560	45,196	52,791	43,187	72,819
Non-controlling interest in net gain of consolidated subsidiary	—	—	—	—	(453)

Net income(a)	$40,560	$45,196	$52,791	$43,187	$72,366

Net income per share — diluted	$3.67	$3.45	$3.55	$2.64	$4.15

Weighted average shares outstanding — diluted(b)	11,061	13,094	14,884	16,365	17,458
Cash dividends paid per share	$0.3375	$0.3000	$0.1500	$—	$—

(a)	Net income in 2005 includes a $44.1 million tax benefit related to the reversal of a deferred tax valuation allowance.

(b)	Weighted average shares outstanding and the associated earnings and dividends per share have been retroactively adjusted to reflect a four-for-three stock split effective July 31, 2009.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance Sheet Data:
Total cash and investments	$799,389	$830,648	$858,947	$875,276	$854,359
Total assets	944,514	1,005,823	1,057,462	1,095,815	1,109,328
Total liabilities	707,474	751,786	793,905	827,005	845,475
Total GAAP shareholders’ equity	237,040	254,037	263,557	268,810	261,212
GAAP Ratios:
Loss ratio	50.1%	52.6%	50.0%	67.1%	77.4%
Underwriting expense ratio(a)	24.8	22.1	21.7	20.4	20.1
Combined ratio	74.9	74.7	71.7	87.5	97.5
Statutory Data
Loss ratio	50.6%	53.3%	49.2%	67.5%	77.6%
Underwriting expense ratio(a)	27.9	24.2	23.7	22.3	22.7
Combined ratio	78.5	77.5	72.9	89.8	100.3
Surplus	$208,718	$204,975	$221,595	$248,929	$240,135
Ratio of statutory net premiums written to surplus	0.53 to 1	0.59 to 1	0.59 to 1	0.59 to 1	0.66 to 1

(a)	The statutory underwriting expense ratio shown in the table is calculated by dividing statutory underwriting expenses, which may differ from GAAP, by net premiums written. The GAAP underwriting expense ratio is calculated by dividing underwriting expenses, determined in accordance with GAAP, by net premiums earned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When a claim is reported to us, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The process of estimating the case reserves reflects an informed judgment based upon insurance reserving practices appropriate for the relevant line of business and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. We also maintain reserves for claims incurred but not reported, commonly referred to as IBNR, to provide for future reporting of already incurred claims and development on reported claims. These two components, case reserves and the reserve for IBNR claims, constitute the liability for unpaid losses and loss adjustment expenses, and together represent our best estimate of the ultimate cost of settling our claims obligations. The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Many internal and external factors can influence the estimation process, and even minor changes in assumptions regarding these factors can have a substantial impact on the projection of the ultimate liability.

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

The various reserving methods described above produce a range of possible reserve amounts. The selection of the best estimate reserve within the range requires careful actuarial judgment and analysis of diagnostic statistics such as those described above. In an effort to better explain the inherent uncertainty in our net loss and loss adjustment expense reserves, we have developed a reasonable range of estimates around the net carried reserves as of December 31, 2009. The range is disclosed and explained in “— Financial Condition.”

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

The fair values of our investment securities are determined as follows. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and quoted bid or ask prices are just a few of the observable inputs utilized. Prices determined by the model are then compared with prices provided by other pricing vendors and against prior prices to confirm that deviations are within tolerance thresholds. If the pricing vendors are unable to provide a current price for a security, a fair value is developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).

We currently have only two securities in our available-for-sale investment portfolio that have Level 1 fair values. These securities are publicly traded equity securities with a total fair value of $18.0 million at December 31, 2009. We also have two available-for sale securities with Level 3 fair values, one of which is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The fair value of this security at December 31, 2009 was $4.0 million. The other security with a Level 3 fair value is valued based on the present value of expected cash flows associated with the security. The assumptions implicit in fair values based on the present value of cash flows, such as the discount rate, interest rate, and principal repayments, are deemed to be unobservable due to the structure and nature of this security. However, the resulting fair value of the security approximates its par value, which was $2.2 million at December 31, 2009. There were no material changes in the assumptions we used to determine the fair value of this security during the twelve months ended December 31, 2009. The rest of our available for sale fixed-income security portfolio, $198.9 million at December 31, 2009, consists of securities deemed to be Level 2.

The means and methods we use to select and validate the prices provided by pricing vendors are described in Note 4 of the Notes to unaudited Condensed Consolidated Financial Statements. Such cross-referenced information is included herein by reference.

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

If an impaired security’s full amortized cost is not expected to be recovered, then the security is deemed to be OTTI and must be written down to its fair value as of the reporting date. The security’s amortized cost is written down for the portion of the OTTI due to credit losses, which is the difference between the original amortized cost of the security and the present value of its expected cash flows. This write down is charged to income and the new amortized cost basis of the security is accreted to the present value of the security is expected cash flows as interest income. Any remaining difference between the security’s fair value and the present value of the expected cash flows is deemed to be the non-credit loss portion of the OTTI and is recognized in other comprehensive income, net of taxes, separately from unrealized gains and losses on available-for-sale securities. Subsequent increases or decreases, if not deemed to be OTTI, in the fair value of available-for-sale securities shall be included in other comprehensive income. If the OTTI security is a held-to-maturity security, the non-credit loss portion of the OTTI is accreted from accumulated other comprehensive income to the new amortized cost basis of the security over its remaining life in a prospective manner. This accretion will increase the carrying value of the OTTI held-to-maturity security with no effect on income.

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

At December 31, 2009 we had approximately $418,000 of unrealized losses on our available-for-sale investment security portfolio and $158,000 of unrecognized losses on our held-to-maturity investment security portfolio. Approximately $150,000 of the held-to-maturity unrecognized losses pertained to securities that had been in an unrecognized loss position for more than twelve months. All unrealized or unrecognized losses at December 31, 2009 were considered to be temporary in nature. For further information regarding the nature and amounts of these unrealized and unrecognized losses, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this report.

We did, however, record realized losses of $4.5 million and $858,000 in 2009 and 2008, respectively, related to the impairment of investments whose decline in fair value was deemed to be other than temporary. The $4.5 million of OTTI recorded in 2009 related to a single common stock issue and is more fully discussed in “— Financial Condition, Investments.” The OTTI charge in 2008 related to the write down of CIT bonds, and resulted from a decision to sell the bonds in the first quarter of 2008, but the actual disposition not occurring until the second quarter of 2008. The subsequent sale of the CIT bonds resulted in a small gain, approximately $10,000, based on the new written down cost basis.

Reserve for Extended Reporting Period Claims

A portion of the coverage that physicians purchase under claims-made policies is for an additional death, disability and retirement, or DDR, insurance benefit. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of expected future premiums associated with this DDR coverage. The reserves for these claims fluctuate based on the number of physicians who are eligible for this coverage and their age. Any changes in the DDR reserves are reflected as an expense in the period in which we become aware that an adjustment is necessary. At December 31, 2009 and 2008, our recorded DDR reserves were $11.8 million and $13.0 million, respectively, which include a discount related to the present value calculation of approximately $3.2 million and $3.6 million, respectively.

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

Prior to 2006, a portion of the policyholder premium ceded to the reinsurers under our primary professional liability reinsurance contract was “swing-rated,” or experience rated, on a retrospective basis. These swing-rated contracts were subject to a minimum and maximum premium range to be paid to the reinsurers depending upon the extent of losses ultimately paid by the reinsurers. Under these treaties, we paid a provisional premium during the initial policy year, and recorded a liability that represented our best estimate of the additional premium due under the treaty based on the reinsurers’ expected ultimate experience under the treaty. As this estimated liability for future premium payments relied upon our ceded reserve estimates to project the reinsurers’ anticipated ultimate experience under the treaty, changes in our actuarially estimated ceded loss and loss adjustment expense reserves would also have an impact on the estimated liability for additional premiums. We have historically accrued the maximum premium under these treaties. However, recent claim trends have caused us to revise downward our estimate of the reinsurers’ ultimate experience under these treaties. As a result, we reduced our accrued ceded premiums during 2009 by approximately $1.1 million, the effect of which is a $1.1 million increase in both net premiums written and earned. At December 31, 2009 we had approximately $9.0 million of accrued ceded premiums under these treaties.

Our reinsurance treaties effective on or after January 1, 2006, although no longer swing-rated, do contain profit sharing provisions. In accordance with these provision, if the reinsurers’ experience under the treaties is favorable, that is the treaties are profitable from the reinsurers’ perspective, a percentage of the reinsurers’ profit would be due back to us. Our reinsurers’ experience under treaty years 2009, 2008 and 2007 indicated profits of $43,000, $110,000 and $78,000, respectively, as of December 31, 2009.

We commuted our 2005 medical professional liability reinsurance treaty agreement effective December 31, 2008. The $16.6 million of consideration under the commutation, consisting of $8.5 million in cash and the reduction of swing-rated premiums payable of $8.1 million, were recorded as a reduction of losses and loss adjustment expenses paid (thereby reducing losses and loss adjustment expenses incurred) during 2008. In connection with the commutation we released the reinsurers from their obligations under the treaty of $16.0 million (thereby increasing losses and loss adjustment expenses incurred in 2008). The net effect of the commutation was a decrease in losses and loss adjustment expenses in 2008 of $633,000.

We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2009 all ceded contracts are accounted for as risk transferring contracts.

We review the financial stability of all of our reinsurers each quarter. This review includes a ratings analysis, as well as the most recent financial information, of each reinsurer participating in a reinsurance contract. At December 31, 2009, there were no known issues with the financial solvency of our reinsurers or their ultimate ability to pay amounts due to us. If we determine that the ultimate ability of a reinsurer is uncertain, we would be required to recognize a reserve and a corresponding expense in the period in which the determination is made. Our reinsurance arrangements are discussed in more detail in “Item 1. Business — Medical Professional Liability Operations” and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2009 Compared to 2008” and in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes

We estimate our income tax expense based on the best information available to us at year end. This income tax expense includes a provision for those income taxes that are currently payable, as well as a provision for the deferred impact of certain deductible and taxable temporary differences. In the months subsequent to the calendar year end, we prepare and file our income tax returns and evaluate any differences between the provisions we recorded in the previous year and the actual amounts per the filed tax returns. These “return to provision” differences are recorded as adjustments to income tax expense in the period in which they are identified. Return to provision adjustments for each of the three years ended December 31, 2009 were less than $50,000.

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

A determination must be made for deferred tax assets regarding whether it is more likely than not that sufficient taxable income will exist in future periods when deductible temporary differences are expected to reverse to enable the Company to realize the benefit of its deferred tax assets. If it is determined that it is more likely than not that sufficient taxable income will not exist, a valuation allowance must be recorded for the portion of deferred tax assets the Company likely will not realize. At December 31, 2009 and 2008 all deferred tax assets were deemed to be recoverable and no valuation allowance was recorded.

We record any excess tax benefits related to employee share-based awards as a credit to additional paid in capital in the year that they are currently deductible in the Company’s consolidated tax return.

Management is also required to identify, estimate and disclose positions they have taken where the income tax treatment of the position taken is not 100% certain. Our evaluation of the deductibility or taxability of items included in the Company’s tax returns has not resulted in the identification of any material, uncertain tax positions.

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

These policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Under GAAP, the premiums that will be earned in future periods, to which these deferred costs relate, must produce sufficient profits to offset the future expense that will be recognized from the amortization of the DAC; that is, the DAC must be recoverable. In evaluating the recoverability of DAC, we have made certain assumptions regarding the future amount and timing of costs associated with the business written, such as costs to maintain the policies and the ultimate projected loss and loss adjustment expense payments associated with these policies. In addition, we have considered future investment income, at an assumed 3.1% yield, in determining the recoverability of DAC. Based on our analysis as of December 31, 2009, the DAC of $6.1 million carried on the Consolidated Balance Sheets, included elsewhere in this report, was deemed to be fully recoverable.

Overview of APCapital

We are an insurance holding company whose financial performance is heavily dependent upon the results of operations of our insurance subsidiaries. Our insurance subsidiaries are property and casualty insurers that write medical professional liability insurance for physicians and other healthcare professionals throughout the United States, but principally in the Midwest and New Mexico. Prior to 2005, we also wrote workers’ compensation, health and personal lines and we continue to carry reserves relation to claims made under these policies as this business runs off. As a property and casualty insurer, our profitability is primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While our underwriting gain (loss) is a key performance indicator of our operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss, yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.

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

Loss Ratio:  This ratio compares our losses and loss adjustment expenses incurred, net of reinsurance, to our net premiums earned, and indicates how much we expect to pay policyholders for claims and related settlement expenses compared to the amount of premiums we earn. The loss ratio uses all losses and loss adjustment expenses incurred in the current calendar year, regardless of the year in which the incident giving rise to the claim occurred. The lower the loss ratio percentage is, the more profitable our insurance business is, all other factors being equal.

Underwriting Expense Ratio:  This ratio compares our expenses to obtain new business and renew existing business, plus normal operating expenses, to our net premiums earned. The ratio is used to measure how efficient we are at obtaining business and managing our underwriting operations. The lower the percentage, the more efficient we are, all else being equal. Sometimes, however, a higher underwriting expense ratio can result in better business as more rigorous risk management and underwriting procedures may result in the non-renewal of higher risk accounts, which can in turn improve our loss ratio and overall profitability. The determination of which expenses should be classified as underwriting expenses can vary from company to company. Accordingly, comparability of underwriting expense ratios among and between various companies may be limited.

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

Book Value per Share:  We also track the net asset value per common share outstanding, which is calculated by dividing shareholders’ equity as of the end of the period by the total number of common shares outstanding at that date. This measure is commonly referred to as “book value per share.” Book value per share is used in the property and casualty insurance industry as a means of evaluating the relationship between the book value per common share and the cost of a common share in the open market. It is used by management, investors and analysts to compare our stock value with that of our peers and to determine the relative premium that the market places on our stock and the stock of our peers.

These ratios, when calculated using our reported statutory results, will differ from the GAAP ratios as a result of differences in accounting between the statutory basis of accounting and GAAP. Additionally, the denominator for the underwriting expense ratio for GAAP is net premiums earned, compared to net premiums written for the statutory underwriting expense ratio.

In addition to these measures of operating performance, we also use certain measures to monitor our premium writings and price level changes. We measure policy retention by comparing the number of policies that were renewed during a given period with the number of policies that expired. This retention ratio helps us to measure our success at retaining insured accounts. We also monitor our insured physician count, which counts the number of doctor equivalents associated with all policies. For this purpose a corporation or ancillary health care provider on a policy is assigned a value of one doctor equivalent. When used in conjunction with the retention ratio, the insured physician count helps us to monitor the overall increase or decrease in insureds that comprise our premium base. The insured physician count is also used to calculate the average in-force premium, which helps us in measuring overall premium level changes. In-force premium is the written premium in effect at the end of a reporting period.

Non-GAAP Financial Measures

Accident Year Loss Ratio:  In addition to the loss ratio, which uses calendar year incurred losses as described above, we also use an accident year loss ratio, which is a non-GAAP financial measure, to evaluate our loss experience. The accident year loss ratio uses only those loss and loss adjustment expenses incurred that relate to the current accident year, and therefore excludes the effect of development on prior year loss reserves. We believe the accident year loss ratio is useful in evaluating our current underwriting performance, as it focuses on the relationship between premiums earned in the current year and losses incurred related to the exposure represented by the premiums earned in the current year related to those policies. As with the calendar year loss ratio, a lower accident year loss indicates that the premiums currently being earned will result in a greater profit, all other factors being equal. Accident year loss ratios are reconciled to calendar loss ratios in the first table in “— Results of Operations.”

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2009, 2008 and 2007 on a consolidated basis. The discussion that follows should be read in connection with the Consolidated Financial Statements, and Notes thereto, included elsewhere in this report.

			2009 vs. 2008	Percentage		2008 vs. 2007	Percentage
	2009	2008	Change	Change (2)	2007	Change	Change (2)
	(Dollars in thousands)

Direct premiums written	$113,232	$125,018	$(11,786)	−9.4%	$135,415	$(10,397)	−7.7%

Net premiums written	$109,713	$120,117	$(10,404)	−8.7%	$130,808	$(10,691)	−8.2%

Net premiums earned	$114,878	$124,268	$(9,390)	−7.6%	$138,923	$(14,655)	−10.5%
Losses and loss adjustment expenses
Current year losses	94,121	97,490	(3,369)	3.5%	103,673	(6,183)	6.0%
Prior year development	(36,559)	(32,179)	(4,380)	13.6%	(34,245)	2,066	−6.0%

Total	57,562	65,311	(7,749)	11.9%	69,428	(4,117)	5.9%
Underwriting expenses	28,515	27,458	1,057	−3.8%	30,141	(2,683)	8.9%

Total underwriting gain	28,801	31,499	(2,698)	−8.6%	39,354	(7,855)	−20.0%
Investment income	30,910	36,864	(5,954)	−16.2%	43,506	(6,642)	−15.3%
Net realized (losses) gains	(543)	(658)	115	17.5%	(111)	(547)	−492.8%
Other income	769	730	39	5.3%	815	(85)	−10.4%
Other expenses(1)	(3,437)	(4,460)	1,023	22.9%	(5,411)	951	17.6%

Income before taxes and minority interest	56,500	63,975	(7,475)	−11.7%	78,153	(14,178)	−18.1%
Federal income tax expense	15,940	18,779	(2,839)	15.1%	25,362	(6,583)	26.0%

Net income	$40,560	$45,196	$(4,636)	−10.3%	$52,791	$(7,595)	−14.4%

Loss Ratio:
Accident year	81.9%	78.5%	−3.4%		74.6%	−3.9%
Prior years	—31.8%	−25.9%	5.9%		−24.6%	1.3%

Calendar year	50.1%	52.6%	2.5%		50.0%	−2.6%
Underwriting expense ratio	24.8%	22.1%	−2.7%		21.7%	−0.4%
Combined ratio	74.9%	74.7%	−0.2%		71.7%	−3.0%
Beginning GAAP Equity	$254,037	$263,557	$(9,520)		$268,810	$(5,253)
Return on Equity	16.0%	17.1%	−1.1%		19.6%	−2.5%

(1)	Other expenses includes investment expenses, interest expense, amortization expense, general and administrative expenses and other expenses as reported in the Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

2009 Compared to 2008.  Net income for 2009 was down $4.6 million, or 10.3%, from 2008. The decrease was primarily the result of a $6.0 million decline in investment income, which was due to declines in the overall interest rate environment, especially short-term rates, and our increased allocation to cash and short-term securities compared to 2008. Our underwriting operations remained strong in 2009, generating a pre-tax gain of $28.8 million compared with $31.5 million in 2008. The decrease in our underwriting gain was mostly due to a decrease in net premiums earned, which decreased 7.6% decrease in net premiums earned, year over year, mostly due to premium rate decreases.

Premiums

The following table shows our direct premiums written by major geographical market as well as total net premiums written and earned for the years ended December 31, 2009 and 2008.

			Change
	2009	2008	Dollar	Percentage
	(Dollars in thousands)

Medical professional liability:
Michigan	$40,284	$44,917	$(4,633)	−10.3%
Illinois	33,769	33,704	65	0.2%
Ohio	16,957	21,053	(4,096)	−19.5%
New Mexico	16,792	18,565	(1,773)	−9.6%
All Other	5,430	6,779	(1,349)	−19.9%

Total direct premiums written	$113,232	$125,018	$(11,786)	−9.4%

Net premiums written	$109,713	$120,117	$(10,404)	−8.7%

% net to direct premiums written	96.9%	96.1%		0.8%

Net premiums earned	$114,878	$124,268	$(9,390)	−7.6%

The decline in direct premiums written in 2009 was primarily the result of decreases in the average policy premiums, which decreased an average of 7% for policies that renewed in 2009. Our average in-force premium, which contemplates new business written and endorsements or changes in renewal policies, decreased 6.4% to approximately $12,520 at December 31, 2009, from $13,380 at December 31, 2008. The rate decreases instituted over the last two to three years have been in response to favorable claim trends noted in virtually all markets of the medical professional liability industry. As these favorable claim trends appear to be industry wide, other medical professional liability insurers lowered their rates in 2009 as well, increasing the overall level of price competition in the industry, particularly in our Michigan and Ohio markets.

Rate reductions in 2009 were partially offset by our strong retention ratio of 88% for the year. Our Illinois market was particularly strong in 2009 with a retention ratio of nearly 90% and several million dollars of new business premium. We ended 2009 with 8,821 insureds, down 2.7% from December 31, 2008.

We anticipate that the medical professional liability insurance pricing environment will remain highly competitive in 2010, and that if current claim trends hold, additional premium rate decreases are likely. However, we remain committed to our philosophy of underwriting discipline and adequate pricing, and will continue to focus on retaining our quality book of business. This strategy may result in the additional loss of premium volume. However, we remain focused on the overall underwriting results, and not merely top-line revenue growth.

Net premiums written as a percentage of direct premiums written increased in 2009 due to approximately $1.1 million of ceded premium credits on reinsurance treaties for years prior to 2005, which were experience rated. These reductions to ceded premiums were due to favorable ceded loss experience on these older accident years. Partially offsetting the ceded premium credits was a $0.5 million assessment by the Workers’ Compensation Reinsurance Association, a mandatory reinsurance facility run by the State of Minnesota, for premium deficits associated with prior years. Otherwise, the terms of our 2009 reinsurance treaty were very similar to those in the 2008 treaty, both in terms of coverage and premium rates. Our 2010 reinsurance treaty contains terms and rates that are similar to those of the treaty effective in 2009. As such, we anticipate that our net premiums written, as a percentage of direct, will remain at approximately 96%.

Net premiums earned in 2009 decreased 7.6% from 2008, compared with a year over year decrease in net premiums written of 8.7%. In periods of declining written premiums, earned premiums typically decrease less than written premiums as a portion of the higher premium volume written in the prior year is recognized in the current year over the policy term, which is typically 12 months.

Loss and Loss Adjustment Expenses

Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, decreased in 2009. The decrease in losses was principally the result of increased favorable development on prior years’ loss reserves. However, current accident year losses also decreased despite increases in the accident year loss ratio. The increase in the accident year loss ratio for 2009 was principally the result of decreases in the average policy premium and the resulting decreases in net premiums earned, partially offset by the continued favorable claim trends that have resulted in the favorable development on prior years’ loss reserves.

Of the $36.6 million of 2009 favorable prior year development, $42.2 million was attributable to medical professional liability reserves, partially offset by $5.6 million of unfavorable development on workers’ compensation reserves. This compares with $33.4 million of favorable development and $1.9 million of unfavorable development on medical professional liability and workers’ compensation loss reserves, respectively, in 2008.

As discussed in “— Critical Accounting Policies,” the effect of a change in either claims frequency or severity can introduce a great deal of variability in our reserve estimation process. We have a practice of being cautious with the assumptions we make concerning emerging trends in claim frequency and severity and do not immediately reflect the impact that any short-term declines in frequency may have on our ultimate losses. In addition, because the historical claims data we use to project future expected results covers more than 30 years, the impact of recent claims trends is often moderated by the substantial pool of historical data.

The following table shows our medical professional liability reported claim frequency, average net paid loss and average net case reserve per open claim over the last five years. We calculate the average net paid loss by dividing net paid losses for the year by the number of claims closed with a payment, either indemnity or expense.

			Average
	Reported	Average	Net Case
	Claim	Net Paid	Reserve per
	Frequency	Loss	Open Claim

2005	1,513	$75,900	$122,400
2006	1,168	59,100	137,900
2007	952	67,500	144,800
2008	908	72,500	166,500
2009	919	86,200	183,100

The number of reported claims in 2009 increased 1.2% compared to 2008. However, the increase was less than expected and reported claim counts remain at historically low levels. As we have now experienced historically low, but relatively stable, claim frequency for the last three years, the decline in claim frequency is being more fully reflected in our reserve assumptions. However, our reserve assumptions have also contemplated that as the number of reported claims and our open claims counts have decreased in recent years, there would also be a decrease in the number of non-meritorious claims. As a result, our reserve assumptions assumed the remaining claims in our outstanding inventory would be more severe and have a higher likelihood of loss.

In addition to an increase in paid severity due to a general change in the composition of our outstanding claims inventory, our reserve estimates also include projections of higher severity contemplating medical loss cost inflation and our higher reinsurance retention levels in recent years. As noted in the table above, our average net paid loss, which is one measure of claim severity, has increased in recent years. However, the increases noted were not as great as those anticipated in our reserve estimates, and as a result we have recognized favorable development on our prior year medical professional liability loss reserves in each of the last several years.

In February 2010, the Illinois Supreme Court ruled that caps on non-economic damages in medical malpractice lawsuits, commonly referred to as tort-reform, were unconstitutional. Our practice has historically been to not fully reflect the effects of tort-reform in our reserve estimates until the law is established and appears that it won’t be overturned upon judicial review. Accordingly, the impact of the overturning of the Illinois tort-reform is not expected to adversely affect our carried reserves. However, we may see an increase in the frequency of claims reported. The severity of claims may also increase as a result of the repeal of the $500,000 cap on non-economic damages, though the severity impact, as it relates to our book of Illinois business, would be mitigated by the policy limits we have in Illinois, which typically do not exceed $1.0 million. Nevertheless, if either claim frequency or severity trend upwards as a result of the repeal of the Illinois tort-reform, it could result in an increase in our incurred loss and loss adjustment expenses related to the Illinois market.

We recorded $5.6 million of unfavorable development on our workers’ compensation run-off reserves. The rate of claim payments has not declined as quickly as we had anticipated and claims are being closed slower than anticipated. With lines of business such as workers’ compensation where it can take a long time for claims to ultimately be resolved and settled, it is often difficult to ascertain whether increases in case reserves represent a strengthening of the case reserves or if the increases are indicative of an increase in the ultimate severity of the claims. While we believe that the reserve increases in 2009 represent reserve strengthening, we have taken a reasonably cautious approach with regard to the overall reserve levels, which is the reason for the adverse development in 2009.

As noted in the section “— Critical Accounting Policies, Unpaid Loss and Loss Adjustment Expenses,” reserves are inherently uncertain and the ultimate cost to settle claims will likely be more or less than currently anticipated. Actual claim experience will dictate the magnitude and nature, whether favorable or unfavorable, of any future development. Our reserve estimate at December 31, 2009 reflects our best estimate of the future liability as of that date. However, if current trends continue, we believe that the actual claim experience is more likely to emerge favorably than unfavorably.

Underwriting Expenses

The increase in underwriting expenses in 2009 was primarily attributable to amortization expense associated with the implementation of significant portions of our new policy, accounting and claims system in the fourth quarter of 2008 and the first quarter of 2009. Amortization expense attributable to the new system was $1.6 million and $0.2 million during 2009 and 2008, respectively. In the first quarter of 2009, once the development phase of the software project was completed, we also discontinued the capitalization of salary and other benefit costs associated with staff working on the development of the new system. The underwriting expense portion of staff salaries and benefit costs capitalized in 2009 was approximately $01 million, compared with $1.2 million in 2008. As a result of these increases in underwriting expenses, and the decline in net premiums earned, the underwriting expense ratio increased in 2009 to 24.8% from 22.1% in 2008.

We anticipate that our underwriting expense ratio will continue at elevated levels, compared to historic norms, until the end of 2013 as we amortize the cost of the new system. If our premium volume continues to decrease, however, the underwriting expense ratio will continue to increase as there will be a lower premium base over which to spread certain fixed overhead and other costs. We believe that the new system will allow us to operate our business more efficiently, ultimately enabling us to reduce expenses in the future. For further discussion of the amortization expense relating to the system, see “-Other Assets” in Note 1 of the Notes to Consolidated Financial Statements.

Investment Income

The decrease in investment income in 2009 was primarily due to the historically low short-term interest rates during 2009, combined with an increase in our cash and cash equivalents position throughout 2009. During 2009, $146.3 million of our fixed-income securities, having a weighted average annual yield of 5.95%, matured, were called or were paid down, The proceeds from these disposals, other than the $56.1 million spent on share repurchases and $30.0 million invested in limited partnerships, remained principally in cash and cash equivalents at December 31, 2009. The proceeds from the maturity, call or pay down of higher-yielding corporate, government agency and mortgage-backed securities in 2008 were used to purchase lower-yielding tax-exempt bonds throughout 2008, which also contributed to the decrease in investment income during 2009.

Overall our pre-tax investment yield for 2009 was 3.85%, a decrease of 53 basis points compared to a yield of 4.38% for 2008. Our increased cash and cash equivalents position in 2009 was the result of our reluctance to lock in the low longer-term rates available in 2009. If short-term interest rates remain at the historically low levels seen in 2009, and longer-term rates do not improve in 2010, our investment income for 2010 could decrease further, but not as significantly as the decrease noted in 2009.

Net realized losses of $0.5 million in 2009 were principally the result of a pre-tax charge of $4.5 million for the impairment of one of our equity investments. Due to a significant decline in the fair value of this investment during the fourth quarter of 2009, we believed it was necessary to write-down our carrying value of this investment to the current market value. This loss was partially offset by $3.8 million of gains that were realized as we restructured a portion of our portfolio at the end of 2009 when we made a $30.0 million investment in limited partnerships. The net realized losses reported in 2008 were principally attributable to a pre-tax impairment charge of $0.9 million on bonds that were subsequently sold. Partially offsetting the 2008 impairment charge were realized gains on bonds that were called during 2008.

Other Expenses

Other expenses consisted of the following for the years ended December 31, 2009 and 2008.

			Change
	2009	2008	Dollar	Percentage
	(Dollars in thousands)

Other expenses
Investment expenses	$1,045	$1,032	$13	1.3%
Interest expense	1,344	2,196	(852)	−38.8%
General and administrative expenses	1,069	1,185	(116)	−9.8%
Other	(21)	47	(68)	−144.7%

Total	$3,437	$4,460	$(1,023)	−22.9%

The decrease in other expenses in 2009 was mostly the result of a decrease in short-term interest rates and the repayment of $5.0 million of our outstanding long-term debt in the third quarter of 2008. Both of these factors reduced the amount of interest expense in 2009. In addition, general and administrative expenses, which are costs of the holding company, decreased in 2009 as a result of cost monitoring and reduction measures, principally in the area of fees for professional services.

Federal Income Taxes

The decrease in effective tax rate in 2009 was mostly the result of the increased allocation of our investment portfolio to tax-exempt securities in 2008. We purchased approximately $118.0 million of tax-exempt securities in 2008, primarily in the first and second quarters. The full year effect of interest on these securities, combined with the lower pre-tax income in 2009, resulted in a decrease in the effective tax rate to 28.2% in 2009, compared with 29.4% in 2008. Our tax-exempt security purchases have tapered off in 2009. As a result, we anticipate that our effective tax rate in future periods will be similar to the rate in 2009. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report for a complete reconciliation of the effective tax rate.

2008 Compared to 2007.  Net income for 2008 decreased $7.6 million compared to 2007. The decrease was the result of a decrease in net premiums earned, which was partially offset by decreases in incurred losses and underwriting expenses, but still resulted in a decrease in underwriting gains for 2008 of $7.9 million. In addition in 2008 we increased the allocation of our investment portfolio invested in tax-exempt securities. As a result of the lower yield on these tax-exempt securities, and the decline in short-term interest rates throughout 2008, investment income decreased $6.6 million in 2008 compared to 2007. However, the additional tax benefit of the tax-exempt securities purchased in 2008, combined with lower pre-tax income, resulted in a decrease in tax expense of approximately $6.6 million in 2008 compared to 2007.

Premiums

The following table shows our direct premiums written by major geographical market as well as total net premiums written and earned for the years ended December 31, 2008 and 2007.

			Change
	2008	2007	Dollar	Percentage
		(Dollars in thousands)

Medical professional liability:
Michigan	$44,917	$47,583	$(2,666)	−5.6%
Illinois	33,704	35,160	(1,456)	−4.1%
Ohio	21,053	25,751	(4,698)	−18.2%
New Mexico	18,565	19,061	(496)	−2.6%
All Other	6,779	7,860	(1,081)	−13.8%

Total direct premiums written	$125,018	$135,415	$(10,397)	−7.7%

Net premiums written	$120,117	$130,808	$(10,691)	−8.2%

% net to direct premiums written	96.1%	96.6%		−0.5%

Net premiums earned	$124,268	$138,923	$(14,655)	−10.5%

The 7.7% decrease in direct premiums written in 2008, compared to 2007, was almost exclusively the result of premium rate reductions, which averaged 8.2% for policies that renewed in 2008. The decrease in net premiums written was relatively consistent with the decrease in direct premiums written. The terms of our 2008 reinsurance treaty were very similar to those in the 2007 treaty, both in terms of coverage and premium rates. The decrease in net premiums written as a percentage of direct premiums written was due to a 0.5% increase in the premium rate charged in 2008 compared with 2007. Our retention ratio in 2008 was 87%, improving from 85% in 2007, and we ended 2008 with 9,068 insureds, down 1.6% from year end 2007.

In periods of declining written premiums, earned premiums typically decrease less than written premiums as a portion of the higher premium volume written in the prior year is recognized in the current year since premiums are earned over the policy term, which is typically 12 months. In addition, the timing of writings in a given year can affect the amount of premiums earned in that year. Net premiums written during the two-year period ended December 31, 2008 decreased 9.6% compared with net premiums written during the two-year period ended December 31, 2007. This decrease in net premiums written, combined with an increase in the percentage of premiums written in the fourth quarter of 2008, compared with the same period of 2007, accounts for the 10.5% decrease in net premiums earned in 2008 compared to 2007, which exceeds the decrease in net premiums written of 8.2% when comparing only the annual periods ended December 31, 2008 and 2007.

Loss and Loss Adjustment Expense

Net incurred loss and loss adjustment expenses decreased $4.1 million in 2008 compared to 2007. Approximately $0.6 million of this decrease was the result of the commutation of our 2005 medical professional liability reinsurance treaty in 2008. As discussed in “-Critical Accounting Policies,” our reinsurance treaties for policy years 2005 and prior were swing-rated. As the swing-rated premiums under the 2005 treaty were accrued at the maximum, we recognized a gain on the commutation as the profit margin required by the reinsurers under the terms of the commutation was slightly less than additional accrued premiums.

Absent the gain on the commutation, incurred losses decreased $3.5 million. Of the $3.5 million decrease, $6.2 million pertained to the 2008 accident year, partially offset by a $2.7 million decrease in favorable development on prior accident years’ loss reserves. The decrease in current accident year losses was attributable to the decrease in net earned premium volume, partially offset by a 3.9% increase in the accident year loss ratio to 78.5% for 2008. The increase in the accident year loss ratio was due to the premium rate decreases taken in recent years, partially offset by the favorable claims frequency and severity trends that contributed to the favorable development on prior years’ loss reserves.

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

Net realized losses of $0.7 million in 2008 included a pre-tax charge of $0.9 million for the impairment of bonds. There were no investment impairment charges in 2007.

Other Expenses

Other expenses for the years ended December 31, 2008 and 2007 consisted of the following.

			Change
	2008	2007	Dollar	Percentage
	(Dollars in thousands)

Other expenses
Investment expenses	$1,032	$910	$122	13.4%
Interest expense	2,196	3,139	(943)	−30.0%
General and administrative expenses	1,185	1,410	(225)	−15.9%
Other	47	(48)	95	−198.0%

Total	$4,460	$5,411	$(951)	−17.6%

The decrease in other expenses was primarily attributable to the decrease in short-term interest rates, which reduced the amount of interest expense associated with our long-term debt. We repaid $5.0 million of our outstanding $30.9 million in long-term debt in the third quarter of 2008, which also reduced our interest expense in 2008 compared to 2007. The decrease in general and administrative expenses was the result of reduced legal and other professional service expenses as we have worked to reduce these fees where possible.

Federal Income Taxes

The effective tax rate for 2008 was 29.4% compared with 32.5% for 2007. The decrease in effective tax rate was mostly the result of the increase allocation of our investment portfolio to tax-exempt securities. In 2008, we purchased $118.0 million of tax-exempt securities, primarily in the first and second quarters. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report for a complete reconciliation of the effective tax rate.

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

Parent Company

APCapital’s only material assets are cash and the capital stock of American Physicians and Alpha Advisors. APCapital’s cash flow consists primarily of dividends and other permissible payments from American Physicians and investment earnings on funds held. During 2009, APCapital received dividends of $30.0 million in June and $15.0 million in December. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 19 of the Notes to Consolidated Financial Statements. Such cross-referenced information is incorporated herein by reference. The June 2009 dividend required and received regulatory approval as due to its timing it exceeded ordinary dividend limits imposed by the State of Michigan. In accordance with these limits, American Physicians could pay “ordinary” dividends to APCapital of approximately $40.0 million in 2010 without prior regulatory approval. On March 2, 2010, American Physicians requested and received permission from regulators to pay $10.0 million of extraordinary dividends to APCapital. This dividend was deemed extraordinary as a result of the timing, and not the amount. Without regulatory approval dividends otherwise could not have been paid until June 2010. It is our intent, pending regulatory approval, for American Physicians to pay APCapital a quarterly dividend of $10.0 million in June, September and December 2010, or $40.0 million in total during 2010. Although the $40.0 million total in 2010 falls within the ordinary dividend limits, the $10.0 million in both September and December 2010 would be extraordinary as a result of the timing.

At December 31, 2009, APCapital’s cash and cash equivalent resources totaled approximately $21.4 million.

We continued the repurchase of shares of our outstanding common stock in 2009. A total of 1,863,833 shares were repurchased in 2009 at a total cost of $56.1 million. See Note 12 of the Notes to Consolidated Financial Statements as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details regarding our share repurchase plans. Such cross-referenced information is included herein by reference.

In addition to our share repurchases, APCapital typically pays a quarterly cash dividend. The cash dividend for the fourth quarter of 2009 was $0.09, up from the $0.0825 paid in each of the first three quarters of 2009. Cash dividends paid to shareholders totaled approximately $3.6 million for the year. On February 11, 2010, APCapital’s Board of Directors declared a first quarter cash dividend of $0.09 per share, payable on March 31, 2010 to shareholders of record on March 15, 2010, which is expected to result in a total cash payout of approximately $0.9 million.

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

We made net federal income tax payments of approximately $16.5 million in 2009. Substantially all of our taxable income is generated by American Physicians. As such, in accordance with inter-company tax allocation agreements, it is primarily American Physicians’ responsibility to provide the cash resources to fund our tax obligations. APCapital generally has had a net positive cash flow from income taxes as it is reimbursed by its subsidiaries for the tax benefit of the loss it generates in accordance with inter-company tax allocation agreements.

At December 31, 2009, we had $25.9 million of long-term debt obligations, which are described in greater detail in Note 9 of the Notes to Consolidated Financial Statements. This debt is the obligation of APCapital and pays a variable interest rate of approximately 4.15% plus the three month LIBOR rate. In May 2008 this debt became callable, in whole or in part, and we repaid $5.0 million of the original outstanding $30.9 million in August 2008. We frequently evaluate our capital management strategies with the intention of providing the most value to APCapital shareholders and making prudent use of APCapital’s cash resources. Any decision to make further repayments would be based on such evaluations, as well as changes in our available cash resources, capital needs and other relevant factors.

Consolidated

Our net cash flow provided by operations was approximately $28.9 million for the year ended December 31, 2009, compared to $41.4 million provided by operations in 2008 and $46.0 million in 2007. The decreases in operating cash flows are primarily attributable to declines in premiums received, as our direct premiums written have been decreasing, and investment income received, as a result of the declines in short-term interest rates and the increased allocation of our investment portfolio to lower-coupon tax-exempt securities. However, our loss and loss adjustment expense payments have also decreased in each of the last two years, which partially offset the decreases in premiums received and investment income collected.

At December 31, 2009, we had $172.2 million of cash and cash equivalents and approximately $205.1 million of available-for-sale fixed-income securities and $18.0 million of available-for-sale equity securities that could be sold to meet short-term cash flow needs. On a long-term basis, fixed-income securities are purchased on a basis intended to provide adequate cash flows from future maturities to meet future policyholder obligations and ongoing operational expenses. As of December 31, 2009, we had approximately $9.9 million, $74.5 million, $157.0 million and $18.1 million of held-to-maturity fixed-income securities that mature in the next years, one to five years, five to ten years and more than ten years, respectively. We also have approximately $109.3 million of mortgage-backed securities that provide periodic principal repayments. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the anticipated maturities of our fixed-income securities.

In December 2009 American Physicians, our primary insurance subsidiary, invested $30.0 million in limited partnerships, which were organized for the purpose of conducting investment activities. In accordance with the partnership agreements, we cannot request a cash withdraw from the partnerships until December, 2011, and even then the distribution of cash is subject to the approval of the general partner. These limited partnership investments are discussed more fully in “— Financial Condition, Investments.”

Financial Condition

In evaluating our financial condition, three factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our current A.M. Best rating, which currently stands at A- (Excellent); second, the adequacy of our reserves for unpaid loss and loss adjustment expenses; and lastly the quality of the assets in our investment portfolio.

Statutory Capital and Surplus

Statutory capital and surplus, collectively referred to as surplus, increased $3.7 million to $208.7 million at December 31, 2009, from $205.0 million at year end 2008. The increase in surplus in 2009 was due to $40.2 million of income and an increase in surplus related to the adoption of SSAP 10R of $6.4 million, partially offset by $45.0 million of dividend payments made by American Physicians to APCapital. Our net premiums written to surplus ratios at December 31, 2009 and 2008 were 0.53 and 0.59, respectively. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premium written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. The Company’s Risk Based Capital and IRIS Ratios, other measures considered by regulators in evaluating the capital and surplus adequacy of our insurance subsidiaries are discussed under “Item 1. Business — Insurance Regulatory Matters.”

Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table shows various claim statistics and reserve averages for our medical professional liability line of business at or for the years ended December 31, 2009, 2008 and 2007.

	At or For the Year Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Medical professional liability:
Number of reported claims	919	908	952	1.2%	−4.6%
Number of open claims	1,290	1,418	1,741	−9.0%	−18.6%
Number of IBNR claims(1)	1,382	1,482	1,584	−6.7%	−6.4%
Average net case reserve per open claim	$183,100	$166,500	$144,800	10.0%	15.0%
Average net total reserve per open plus IBNR claim	195,200	186,200	160,400	4.8%	16.1%
Average net paid loss per claim closed with payment	86,200	72,500	67,500	18.9%	7.4%

(1)	IBNR claim counts are estimates based on actuarial projections.

Throughout 2009 we continued to experience better than expected loss trends. The decline in claim frequency noted over the last several years has leveled-off, but reported claims remain at historically low levels. The average net paid claim has begun to move up after several years of stability. Our open claim count continues to decrease as we close older claims and the frequency of new reported claims has decreased. Our average net case reserve per open claim, as well as the average net total reserve per open and IBNR claims, continued to increase in 2009, despite net case reserves remaining stable and a decrease in total net reserves.

The following table shows our net case, IBNR and total reserves at December 31, 2009, 2008 and 2007 for our medical professional liability line of business, as well as our net total reserves for our other lines of business that are in run-off.

				% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands)

Medical professional liability:
Net case reserves	$236,244	$236,093	$252,017	0.1%	−6.3%
Net IBNR reserves	285,373	303,856	281,310	−6.1%	8.0%

Total net reserves	521,617	539,949	533,327	−3.4%	1.2%
Other lines total net reserves	24,875	22,901	26,142	8.6%	−12.4%

Total net reserves — all lines	$546,492	$562,850	$559,469	−2.9%	0.6%

Medical professional liability as a percentage of total	95.4%	95.9%	95.3%

Activity in the net liability for unpaid loss and loss adjustment expenses, including favorable development on prior accident years’ loss reserves and the reasons therefor, for the years ended December 31, 2009, 2008 and 2007 can be found in Note 8 of the Notes to Consolidated Financial Statements. Such cross-referenced information is included herein by reference.

The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1999 through 2008. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$393,582	$413,954	$505,555	$542,026	$574,281	$590,342	$579,747	$580,066	$559,469	$562,850	$546,492
Cumulative net paid as of:
End of year	95,471	124,479	161,770	181,658	142,633	130,793	96,971	87,326	58,918	70,187
Two years later	182,541	236,653	293,852	295,350	260,178	219,013	176,778	140,198	121,783
Three Years later	251,448	322,226	367,289	381,057	327,830	285,292	225,513	192,802
Four years later	292,766	363,871	420,662	426,928	377,435	329,887	267,963
Five Years later	312,968	390,450	443,256	455,880	409,304	356,645
Six years later	326,266	402,808	458,853	476,278	428,401
Seven Years later	333,843	411,337	470,469	488,392
Eight years later	338,799	417,556	477,420
Nine Years later	342,818	420,999
Ten Years later	344,448
Re-estimated Net Liability as of:
End of year	383,004	435,069	511,185	585,469	580,466	585,019	566,867	545,821	527,291	526,290
Two years later	373,400	449,871	538,980	590,665	583,246	572,569	538,466	515,836	489,964
Three Years later	374,729	458,846	540,239	592,617	575,222	551,067	515,035	479,707
Four years later	366,818	456,519	541,887	586,472	562,630	531,787	485,289
Five Years later	359,753	455,208	538,483	576,292	555,111	509,231
Six years later	359,400	458,062	534,753	577,099	537,190
Seven Years later	363,802	456,751	532,240	563,069
Eight years later	362,648	454,836	524,532
Nine Years later	361,014	451,803
Ten Years later	360,167
Net cumulative (deficiency) redundancy	33,415	(37,849)	(18,977)	(21,043)	37,091	81,111	94,458	100,359	69,505	36,560
Gross liability — end of year	457,072	483,273	597,046	637,494	672,495	690,825	685,714	688,031	664,118	644,396	608,807
Reinsurance Recoverables	63,490	69,319	91,491	95,468	98,214	100,483	105,967	107,965	104,649	81,546	62,315

Net Liability — end of year	393,582	413,954	505,555	542,026	574,281	590,342	579,747	580,066	559,469	562,850	546,492

Gross re-estimated liability — latest	439,677	534,233	619,514	656,086	623,563	586,316	561,980	564,020	570,778	590,024
Re-estimated reinsurance recoverables — latest	79,510	82,430	94,982	93,017	86,373	77,085	76,691	84,313	80,814	63,734

Net re-estimated liability — latest	360,167	451,803	524,532	563,069	537,190	509,231	485,289	479,707	489,964	526,290

Gross cumulative (deficiency) redundancy	17,395	(50,960)	(22,468)	(18,592)	48,932	104,509	123,734	124,011	93,340	54,372

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

The various reserving methods described in “— Critical Accounting Policies, Unpaid Losses and Loss Adjustment Expenses” produce a range of possible reserve amounts. In an effort to better explain the inherent uncertainty in our net loss and loss adjustment expense reserves, we have developed a reasonable range of estimates around the net carried reserves as of December 31, 2009, as shown below.

Net Loss and LAE Reserves
Low End	Recorded	High End
of Range	Reserves	of Range
	(In thousands)

$506,221	$546,492	$579,433

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

The reserve range, as of December 31, 2009, is a normal distribution, meaning that reserves are more likely to develop around the center of the range, or carried reserves, and less likely as one approaches either the high or low end of the range. However it is meaningful to note the potential variability in the Company’s pre-tax income if actual claims experience were to emerge more favorably, the lower end of the range, or less favorably, the higher end of the range, than anticipated, as shown in the table below.

Increase
(Decrease) in
Pre-tax Income
(In thousands)

Low end of range	$40,271
High end of range	$(32,941)

Investments

At December 31, 2009 we held $172.2 million of cash and cash equivalents, up from the $101.6 million held at December 31, 2008. We held this significant cash position at December 31, 2009, despite historically low short-term interest rates, because we believe that interest rates on longer-term investments will increase in future periods.

Our fixed-income investment security portfolio has historically consisted principally of high quality corporate, U.S. government agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value(1)	Portfolio	Value(1)	Portfolio

U.S. government obligations	$—	0.0%	$64,458	9.1%
Tax-exempt municipal securities	385,111	67.1%	384,607	54.6%
Corporate securities	79,414	13.8%	104,764	14.9%
Mortgage-backed securities	109,399	19.1%	150,862	21.4%

Total fixed-income securities	$573,924	100.0%	$704,691	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.

Our tax-exempt municipal securities are all insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services, and have a very low historical rate of default. Our mortgage-backed securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency and have support tranches designed to promote the predictability of principal repayment cash flows.

The following table shows the distribution of our fixed-income security portfolio by Standard & Poors’ (“S&P”) credit quality rating at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Rating	Value(1)	Total	Value(1)	Total

AAA	$250,783	43.7%	$377,392	53.6%
AA	227,576	39.7%	234,543	33.3%
A	67,672	11.8%	63,723	9.0%
BBB	15,650	2.6%	22,812	3.2%
BB	6,117	1.1%	—	0.0%

	567,798	98.9%	698,470	99.1%
Private Placement	6,126	1.1%	6,221	0.9%

Total	$573,924	100.0%	$704,691	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

Non-investment grade securities typically bear more credit risk than those of investment grade quality. We define investment grade securities as those having a S&P rating of BBB or better. We purchase only investment grade securities. However, one security we held was down-graded in 2009. We have been closely monitoring the downgraded security for some time now and do not believe that the issuer will default. In addition, this security is collateralized and the loan to value ratio of the collateral is still adequate in our opinion. As such, we plan to hold this security until it matures in 2012. We also try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, other than direct obligations of the U.S. government or government-sponsored agency backed securities, in excess of $6.5 million. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region. For additional information regarding the risks inherent in our investment portfolio see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

Other investments increased $29.0 million to $53.3 million at December 31, 2009 from $24.3 million at December 31, 2008. This increase was primarily the result of a $30.0 million investment in various limited partnerships late in 2009. One of our directors, who is also the beneficial owner of 11.2% of our common stock, is the managing member of Stilwell Value LLC, the general partner of these partnerships. The investment objective of these partnerships is long term capital appreciation through investment in publicly traded common equity. These investments were approved by the Board of Directors and Audit Committee of the Company and are believed to be on the same terms and conditions as currently offered to other investors in the Partnerships. See Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding these limited partnership investments.

In addition to the $30.0 million invested in limited partnerships in 2009, we also purchased an additional $3.5 million of common stock of one of our strategic equity investments. This brings our total investment in this company to $13.5 million, or approximately 10% of its outstanding common stock. Partially offsetting these increases in other investments was a $4.5 million impairment charge on Kingsway Financial Services, Inc. (“KFS”) common stock we hold. We purchased the KFS common stock late in 2008. KFS subsequently announced a large fourth quarter 2008 loss, and the price of their common stock dropped significantly. Throughout 2009, KFS management worked to turn the business around. By the end of the third quarter of 2009, the KFS stock price had increased nearly back to the level we bought it at in 2008. However, as a result of events that occurred in the fourth quarter of 2009, the price of KFS shares again dropped dramatically. We believe that KFS management is continuing to take the appropriate steps to increase shareholder value. However, with the second significant decrease in share price in a 12 month-period, we recorded the $4.5 million impairment charge in the fourth quarter of 2009. See “Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” for additional information about the risks inherent in our equity security investments.

Other Significant Balance Sheet Items

Reinsurance recoverables decreased $23.1 million, or 26.8%, to $63.3 million at December 31, 2009. Beginning with the 2007 treaty year we increased our retention to $1 million of risk, whereas we generally retained $0.5 million on years prior to 2007. As noted in “— Results of Operations,” paid loss severity has not increased as much as anticipated. As a result of our higher retention on recent accident years and the decrease in paid loss severity, our actuarial projections of ultimate losses at December 31, 2009 include fewer claims and less dollars in excess of our retention, which has caused a decrease in our ceded IBNR or approximately $20.5 million. Finally, at December 31, 2008, reinsurance recoverables included $3.8 million of cash receivables related to the commutation of our 2005 treaty year. These cash receivables were collected early in 2009.

Premiums receivable and unearned premiums at December 31, 2009 decreased 12.8% and 9.5%, respectively, from December 31, 2008. The decreases in premiums receivable and unearned premiums were relatively consistent with the 9.4% decrease in direct premiums written in 2009 compared to 2008.

Shareholders’ equity at December 31, 2009 was $237.0 million, a decrease of $17.0 million, from $254.0 million at December 31, 2008. The decrease was the result of share repurchases totaling $56.1 million and shareholder dividends of $3.6 million, partially offset by the $40.6 million of net income and $2.2 million of increases in unrealized gains, net of tax, reported in 2009. Our book value per common share outstanding at December 31, 2009 was $23.74 per share, based on 9,986,187 shares outstanding, compared to $21.62 per common share, based on 11,749,069 shares outstanding, at December 31, 2008.

Off-Balance Sheet Arrangements

We have formed two subsidiary statutory trusts for the purpose of issuing mandatorily redeemable trust preferred securities, referred to as “trust preferred securities.” The proceeds from the trust preferred securities that were issued were used by the trusts to purchase debentures issued by APCapital, which are shown as long-term debt in the Consolidated Balance Sheets included elsewhere in this report. APCapital used the amounts borrowed pursuant to these debentures to increase its available capital and has subsequently contributed substantially all of the proceeds to American Physicians to increase its statutory surplus. The debentures and the trust preferred securities have terms and maturities that mirror each other. In accordance with applicable accounting guidance, we have not consolidated these subsidiary trusts. APCapital has guaranteed that amounts paid to the trusts related to the debentures, will subsequently be remitted to the holders of the trust preferred securities. In accordance with the nature of the transactions, the amounts guaranteed by APCapital, are also recorded as liabilities in the Consolidated Financial Statements, as they represent obligations to the trusts, which are in turn obligated to the holders of the trust preferred securities. The obligations are more fully described in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report, which description is incorporated herein by reference.

Contractual Obligations

We are contractually obligated in accordance with various loan or borrowing agreements and operating leases as well as to our policyholders for insured events. The following table shows the nature and the timing of our contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In thousands)

Reserves for unpaid loss and
loss adjustment expenses(1)	$608,807	$89,040	$162,427	$119,820	$237,520
Operating leases	3,124	882	1,564	678	—
Real estate assessments	1,121	249	376	380	116
Long-term debt(2)	71,375	1,375	3,500	5,500	61,000

Total	$684,427	$91,546	$167,867	$126,378	$298,636

(1)	The Company’s reserves for unpaid loss and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash outflow is uncertain.

(2)	The long-term debt is more fully described in Note 9 of the Notes to Consolidated Financial Statements. Amounts included herein assume annual interest payments based on a 5.5% interest rate for the first year, 7% for the next 4 years and 8% thereafter. The principal is all assumed to be due at its original maturity date in 2033.

At December 31, 2009 we had no planned material capital expenditures or other commitments other than those disclosed in the table above. We are, however, contingently liable to fund certain infrastructure improvement assessments associated with our investment in a real estate limited liability company as disclosed in Note 18 of the Notes to Consolidated Financial Statements.

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

At December 31, 2009 the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk

Investments in our portfolio have varying degrees of risk. The primary market risk exposure associated with our available-for-sale fixed-income security portfolio is interest rate risk, which is limited somewhat by our management of duration. The distribution of maturities and sector concentrations are monitored on a regular basis.

In addition, our fixed-income security portfolio is also subject to a degree of credit risk. Credit risk is the risk that amounts due the Company by creditors may not ultimately be collected. At December 31, 2009, 97.8% of our fixed-income portfolio, both available-for-sale and held-to-maturity (excluding approximately $6.1 million of private placement issues, which constitutes 1.1% of our portfolio) was considered investment grade. We define investment grade securities as those that have a Standard & Poors’ credit rating of BBB and above. Non-investment grade securities typically bear more credit risk than those of investment grade quality. In addition, we try to limit credit risk by not maintaining fixed-income security investments pertaining to any one issuer, with the exception of U.S. Government and agency backed securities, in excess of $6.5 million. We also try to diversify our holdings so that there is not a significant concentration in any one industry or geographical region.

Our tax-exempt municipal securities are all insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services and have a very low historical rate of default.

Our held-to-maturity portfolio includes approximately $109.3 million of mortgage-backed securities. These securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Because the held-to-maturity mortgage-backed securities are not carried at estimated fair value, changes in interest rates do not affect the carrying amount of these securities. However, principal receipts as a result of prepayments may affect our cash flows, as an increase in interest rates will slow principal payments, and a decrease in interest rates will accelerate principal payments.

We periodically review our investment portfolio for any potential credit quality or collection issues and for any securities with respect to which we consider any decline in market value to be other than temporary. Our policy for recording OTTI write-downs is more fully discussed in “Item 7 — Management’s Discussion and Analysis — Critical Accounting Policies, Investments.” The cross-referenced information is included herein by reference. During 2009 we recorded a $4.5 million impairment related to one of our equity investments. In 2008 we recorded a $0.9 million impairment on corporate bonds, which were then subsequently sold.

Quantitative Information About Market Risk

Interest Rate Risk

At December 31, 2009 our available-for-sale fixed-income security portfolio was valued at $205.1 million and had an average modified duration of 2.61 years, compared to a portfolio valued at $222.9 million with an average modified duration of 3.43 years at December 31, 2008. The following tables show the anticipated effects of a change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at December 31, 2009 and December 31, 2008. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	December 31, 2009			December 31, 2008
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(dollars in thousands)			(dollars in thousands)

+2%	$195,468	$(9,605)	2.31	$209,579	$(13,362)	3.22
+1%	200,063	(5,010)	2.30	216,320	(6,621)	3.16
0	205,073		2.61	222,941		3.43
-1%	210,490	5,417	2.63	231,609	8,668	3.50
-2%	214,889	9,816	2.69	239,957	17,016	3.57

Equity Price Risk

At December 31, 2009 the fair value of our available-for-sale equity securities was $18.0 million These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.70 at December 31, 2009. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of our equity securities would be expected to increase by 7.0% to $19.2 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 7.0% in the fair value of our equity securities to $16.7 million The selected hypothetical changes of plus or minus 10% assumed in this illustration is not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.

In addition to the directly held equity securities discussed above, at December 31, 2009 we also had $30.0 million of investments in limited partnerships, which were organized for the purpose of conducting investment activities, primarily investing in equity securities. As such, we are indirectly exposed to the equity risk associated with positions held by these partnerships. The equity risk associated with these partnerships could be significant. However, as the holdings of certain of the partnerships are considered proprietary information, a quantified evaluation of the equity risk exposure is not possible. The investments in these partnerships were made in late December 2009, and as such, the cost of the investments approximates their fair value at December 31, 2009.

Item 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited the accompanying consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Capital, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Physicians Capital, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 12, 2010

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,
	2009	2008
	In thousands, except share data

Assets
Investments:
Fixed-income securities
Available-for-sale, at fair value	$205,073	$222,941
Held-to-maturity, at amortized cost	368,851	481,750
Other investments	53,303	24,320

Total investments	627,227	729,011
Cash and cash equivalents	172,162	101,637
Premiums receivable	29,662	34,024
Reinsurance recoverable	63,283	86,397
Deferred federal income taxes	17,328	18,573
Federal income tax recoverable	2,884	550
Property and equipment, net	8,090	8,677
Other assets	23,878	26,954

Total assets	$944,514	$1,005,823

Liabilities
Unpaid losses and loss adjustment expenses	$608,807	$644,396
Unearned premiums	50,670	55,984
Long-term debt	25,928	25,928
Accrued expenses and other liabilities	22,069	25,478

Total liabilities	707,474	751,786
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,986,187 and 11,749,069 shares outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	226,952	246,173
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income taxes	10,088	7,864

Total shareholders’ equity	237,040	254,037

Total liabilities and shareholders’ equity	$944,514	$1,005,823

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2009, 2008, and 2007

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues and Other Income
Net premiums written	$109,713	$120,117	$130,808
Change in unearned premiums	5,165	4,151	8,115

Net premiums earned	114,878	124,268	138,923
Investment income	30,910	36,864	43,506
Net realized losses	(543)	(658)	(111)
Other income	769	730	815

Total revenues and other income	146,014	161,204	183,133
Expenses
Losses and loss adjustment expenses	57,562	65,311	69,428
Underwriting expenses	28,515	27,458	30,141
Investment expenses	1,045	1,032	910
Interest expense	1,344	2,196	3,139
General and administrative expenses	1,069	1,185	1,410
Other (revenue) expense	(21)	47	(48)

Total expenses	89,514	97,229	104,980

Income before income taxes	56,500	63,975	78,153
Federal income tax expense	15,940	18,779	25,362

Net income	$40,560	$45,196	$52,791

Earnings Per Share:
Net income
Basic	$3.73	$3.52	$3.62
Diluted	$3.67	$3.45	$3.55
Weighted Average Shares Outstanding:
Basic	10,888	12,838	14,601
Diluted	11,061	13,094	14,884

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2009, 2008 and 2007

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding (1)	Capital	Earnings	Income	Total
	(In thousands, except share and per share data)

Balance, December 31, 2006	15,408,767	$41,106	$222,935	$4,769	$268,810
Comprehensive income
Net income		—	52,791	—	52,791
Other comprehensive income (Note 5)		—	—	1,286	1,286

Total comprehensive income, net of taxes					54,077
Options exercised	108,027	976	—	—	976
Shares tendered/netted in connection with option exercise	(50,312)	(1,654)	—	—	(1,654)
Excess tax benefits from share-based awards		1,031	—	—	1,031
Cash dividends to shareholders, $0.15 per share		—	(2,097)	—	(2,097)
Fair value compensation of share-based awards		160	—	—	160
Purchase and retirement of common stock	(1,962,828)	(41,619)	(16,127)	—	(57,746)

Balance, December 31, 2007	13,503,653	$—	$257,502	$6,055	$263,557
Comprehensive income
Net income		—	45,196	—	45,196
Other comprehensive income (Note 5)		—	—	1,809	1,809

Total comprehensive income, net of taxes					47,005
Options exercised	25,973	—	344	—	344
Shares tendered/netted in connection with option exercise	(1,931)	—	(63)	—	(63)
Excess tax benefits from share-based awards		—	164	—	164
Cash dividends to shareholders, $0.30 per share		—	(3,813)	—	(3,813)
Fair value compensation of share-based awards		—	44	—	44
Purchase and retirement of common stock	(1,778,627)	—	(53,201)	—	(53,201)

Balance, December 31, 2008	11,749,069	$—	$246,173	$7,864	$254,037
Comprehensive income
Net income		—	40,560	—	40,560
Other comprehensive income (Note 5)		—	—	2,224	2,224

Total comprehensive income, net of taxes					42,784
Options exercised	235,310	—	2,635	—	2,635
Shares tendered/netted in connection with option exercise	(134,315)	—	(4,463)	—	(4,463)
Excess tax benefits from share-based awards		—	1,764	—	1,764
Cash dividends to shareholders, $0.34 per share		—	(3,633)	—	(3,633)
Purchase and retirement of common stock	(1,863,833)	—	(56,084)	—	(56,084)
Shares retired in connection with stock split	(44)	—	—	—	—

Balance, December 31, 2009	9,986,187	$—	$226,952	$10,088	$237,040

(1)	Share amounts have been retroactively adjusted to reflect a four-for-three stock split effective July 31, 2009. See Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008, and 2007

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Cash flows from (for) operating activities
Net income	$40,560	$45,196	$52,791
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,612	4,328	3,128
Net realized losses	543	658	111
(Income) loss on equity method investees	140	144	(51)
Deferred federal income taxes	47	2,893	9,669
Federal income taxes recoverable/payable	(570)	691	(235)
Excess tax benefits from share-based awards	(1,764)	(164)	(1,031)
Share based compensation	—	44	160
Changes in:
Premiums receivable	4,362	1,519	7,526
Reinsurance recoverable	23,113	20,565	2,052
Unpaid losses and loss adjustment expenses	(35,589)	(19,722)	(23,914)
Unearned premiums	(5,314)	(4,096)	(10,664)
Accrued expenses and other liabilities	(3,806)	(10,588)	(730)
Other assets	1,544	(67)	7,181

Net cash from operating activities	28,878	41,401	45,993
Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed maturities	(14,884)	(31,305)	(56,234)
Held-to-maturity — fixed maturities	—	(96,766)	(5,312)
Other investments	(34,084)	(10,857)	(6,848)
Property and equipment	(247)	(4,172)	(5,070)
Sales and maturities
Available-for-sale — fixed maturities	40,158	69,941	50,339
Held-to-maturity — fixed maturities	110,051	110,028	11,049
Other investments	28	150	2,425
Property and equipment	9	2	22

Net cash from (for) investing activities	101,031	37,021	(9,629)
Cash flows from (for) financing activities
Common stock repurchased	(56,084)	(53,201)	(57,746)
Excess tax benefits from share-based awards	1,764	164	1,031
Taxes paid in connection with net option exercise	(1,947)	—	(785)
Repayment of long-term debt	—	(5,000)	—
Cash dividends paid	(3,633)	(3,813)	(2,097)
Proceeds from stock options exercised	119	281	107
Other	397	(2,714)	2,397

Net cash for financing activities	(59,384)	(64,283)	(57,093)

Net increase (decrease) in cash and cash equivalents	70,525	14,139	(20,729)
Cash and cash equivalents, beginning of period	101,637	87,498	108,227

Cash and cash equivalents, end of period	$172,162	$101,637	$87,498

Supplemental disclosures of cash flow information
Federal income taxes of $16,463,000, $15,196,000, and $15,821,000, net, were paid during 2009, 2008 and 2007, respectively.
Interest payments of $1,348,000, $2,219,000, and $2,906,000 were made during 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of consolidation and reporting

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, Alpha Advisors, Inc. and American Physicians Assurance Corporation (“American Physicians”), and American Physicians wholly owned subsidiary, APSpecialty Insurance Corporation (“APSpecialty”). APCapital and its consolidated subsidiaries are referred to collectively herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Effective September 1, 2009, Insurance Corporation of America, a wholly owned subsidiary of APCapital, was merged into American Physicians. The merger of these entities had no effect on the accompanying Consolidated Financial Statements.

Stock split

Effective July 31, 2009, the Company paid a four-for-three stock split of its common shares to shareholders of record as of the close of business on July 10, 2009. All share and per-share data, as well as share-based award information included in these Consolidated Financial Statements and Notes thereto, has been retroactively adjusted to reflect the stock split.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for unpaid losses and loss adjustment expenses, or reserves, estimated fair value of investments, income taxes, reinsurance, the reserve for extended reporting period claims and the recoverability of deferred policy acquisition costs. Although considerable variability is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.

Nature of business and segment reporting

The Company is principally engaged in the business of providing medical professional liability insurance to physicians and other health care providers. The Company previously provided workers’ compensation, health and personal and commercial insurance. Although the last of these policies expired in 2005, the Company continues to carry run-off reserves associated with these lines of business. Reserves for unpaid loss and loss adjustment expenses for these run-off lines of business comprised less than five-percent of total reserves at December 31, 2009 and 2008. During each of the years ended December 31, 2009, 2008 and 2007, the Company’s medical professional liability line of business accounted for 100% of its direct premiums written. As a result, the Company has determined in

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

accordance with the applicable GAAP accounting guidance that it has no reportable segments other than the consolidated operations of the Company.

Medical professional liability coverage is written on both a claims-made and an occurrence basis. Claims-made policies cover claims reported during the year in which the policy is in effect. Occurrence-based policies cover claims arising out of events that have occurred during the year in which the policy was in effect, regardless of when they are reported. Certain extended reporting endorsements, often referred to as tail coverage, allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Premiums associated with these extended reporting endorsements are classified as occurrence. For each of the years in the three year period ended December 31, 2009, approximately 65% of the Company’s medical professional liability direct premiums written represented claims-made policies. Occurrence basis policies and tail coverage accounted for the other 35% of premiums in those years.

The Company writes business throughout the United States of America, with an emphasis on markets in the Midwest, specifically the states of Illinois, Michigan and Ohio, as well as the state of New Mexico. These four states accounted for approximately 95% of the Company’s total medical professional liability direct premiums written for each of the years in the three year period ended December 31, 2009.

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

Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for both available-for-sale and held-to-maturity investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions. Pre-payment speed assumptions are updated at least quarterly and are based on the average of assumptions obtained from ten leading brokerage firms. Interest income is recognized when earned. Realized gains or losses on sales of investments are determined on a specific identification basis and are credited or charged to income.

The Company periodically reviews its fixed-income investment portfolio for any potential credit quality or collection issues that may be indicative of an other than temporary impairment, or OTTI. A security in an unrealized or unrecognized loss position, i.e., its fair value is less than its amortized cost, is impaired. In evaluating whether such an impairment is “other than temporary,” the Company must assess whether or not the amortized cost of the security, at the date of evaluation, is recoverable. In determining if the full amortized cost of an impaired security is recoverable, the Company must make a best estimate of the present value of the security’s expected cash flows. In making such cash flow estimates the Company must consider many factors, which include, but are not limited to: 1) the remaining payment terms of the security; 2) prepayment risk and speeds; 3) the financial condition of the issuer; 4) expected defaults; and 5) the value of any underlying collateral.

If such a cash flow analysis supports the recoverability of the amortized cost, the Company must be able to positively assert that it does not intend to sell the security. In addition, the Company’s own cash flows, liquidity and capital are adequate and that it will not be required to sell the impaired security before the recovery of the security’s amortized cost.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

If an impaired security’s full amortized cost is not expected to be recovered, then the security is deemed to be OTTI and must be written down to its fair value as of the reporting date. The security’s amortized cost is written down for the portion of the OTTI due to credit losses, which is the difference between the original amortized cost of the security and the present value of its expected cash flows. This write down is charged to income and the new amortized cost basis of the security is accreted to the present value of the security’s expected cash flows as interest income. Any remaining difference between the security’s fair value and the present value of the expected cash flows is deemed to be the non-credit loss portion of the OTTI and is recognized in other comprehensive income, net of taxes, separately from unrealized gains and losses on available-for-sale securities. Subsequent increases or decreases, if not deemed to be OTTI, in the fair value of available-for-sale securities shall be included in other comprehensive income. If the OTTI security is a held-to-maturity security, the non-credit loss portion of the OTTI is accreted from accumulated other comprehensive income to the new amortized cost basis of the security over its remaining life in a prospective manner. This accretion will increase the carrying value of the OTTI held-to-maturity security with no effect on income.

Other Investments

Other investments on the accompanying Consolidated Balance Sheets include limited partnerships, organized for the purpose of investing primarily in equity securities to provide long-term capital appreciation through a variety of strategies, investment real estate, an investment real estate limited partnership, non-marketable and marketable equity securities. Limited partnerships, organized for the purpose of investing, are carried at cost as the terms of the partnership agreements restrict the limited partners ability to influence the partnership’s operations, financial policies or management. Investment real estate is carried at the lesser of historical cost or at estimated fair market value based on recent sales or offers for similar properties. The real estate limited partnership is accounted for using the equity method. Non-marketable equity securities, which include the two business trusts described in Note 9, are also accounted for using the equity method. Marketable equity securities are classified as available-for-sale and carried at their fair value with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income.

The Company’s ‘other investments’ are periodically reviewed to assess whether the decline in fair value is other than temporary. Marketable equity securities are deemed impaired if the current trading value of such securities is less than the Company’s cost basis. The evaluation of whether the impairment of an equity security is other than temporary is based on quantitative and qualitative factors such as (a) the duration and extent to which a security is impaired; (b) the financial condition, near-term and long-term earnings and cash flow prospects of the issuer; (c) relevant industry conditions and trends; (d) implications of rating agencies actions on the issuer’s ability to effectively access capital markets; (e) conditions specific to the issuer that may have caused the decline in fair value; and (f) the Company’s ability and intent to hold the security for a length of time sufficient to enable the recovery of the security’s fair value.

The current fair value of investment real estate, investment real estate limited partnerships and limited partnerships organized for the purpose of investing are also periodically evaluated to assess if there has been a loss in value of the investment. Limited partnerships organized for investing purposes principally hold publicly traded equity securities. As such, the fair value of the limited partnership is estimated based on the fair value of the underlying equity securities held by the partnership. See Note 13 for additional information about these partnerships. The real estate limited partnership’s sole assets are investment real estate, which is contiguous with the investment real estate the Company owns directly. Accordingly, the fair value of the limited partnership is based on the value of the underlying real estate investments. The fair value of real estate owned by the partnership, as well as directly by the Company, is estimated based on the most recent sales of commercial properties in the same area, as well as appraisals.

A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment, which must be evaluated to determine if the loss in value is other than temporary. The Company’s investments in limited partnerships organized for the purpose of investing were made in the final days of 2009. As a result the fair value of its investment in these limited partnerships approximates the carrying value, which is cost.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

The estimated fair value of the real estate properties at December 31, 2009 exceeded the cost of such property, or the carrying value of the Company’s investment in the real estate limited partnership.

See Note 3 for additional information on the Company’s fixed-income security portfolio, including the evaluation of whether securities are other than temporarily impaired.

Cash and cash equivalents

Cash equivalents consist principally of commercial paper and money market funds. They are stated at cost, which approximates fair value, and have original maturities of three months or less.

Fair Values

The fair values of our investment securities are determined in accordance with the ’Fair Value Hierarchy,’ as defined in GAAP. See Notes 3 and 4 for additional information regarding the fair values, and how they are determined, of our investment securities.

Premiums written and receivable and related credit risk

The Company offers quarterly and monthly payment plans for policies with an annual term. Accordingly, premiums receivable include $29.6 million at December 31, 2009 and $32.5 million at December 31, 2008 of premium installments. Receivable balances consist principally of written premiums from physicians in the states of Michigan, Ohio, Illinois and New Mexico. Payment plans are designed so that credit risk associated with receivables is generally offset by the liability for unearned premiums. However, an allowance for doubtful accounts of approximately $25,000 and $50,000 at December 31, 2009 and December 31, 2008, respectively, has been established and is included in the premium receivable balance, primarily for receivable balances that may not be collectable and have no associated unearned premiums.

Deferred policy acquisition costs

Deferred policy acquisition costs (“DAC”) (carried on the accompanying Consolidated Balance Sheets in other assets) include commissions, premium taxes and other costs incurred in and that vary with premium generation. These costs are deferred and amortized over the period in which the related premiums are earned, typically one year. After considering future investment income, management has determined that all deferred policy acquisition costs are recoverable as of December 31, 2009. See Note 6 for activity in the deferred acquisition cost asset.

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

Other assets

Other assets at December 31, 2009 and 2008, includes approximately $6.6 million and $8.2 million, respectively, of capitalized costs that were incurred in connection with the acquisition and development of a new claims, accounting and policy management system. Costs, including salaries and benefits of Company personnel, incurred in connection with the acquisition or development of the application were capitalized. Costs incurred in the planning and post-implementation stages, as well as costs associated with data migration were

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

expensed. The claims portion of the system was placed in service in the fourth quarter of 2008, and the policy portion in the first quarter of 2009. This internally developed software is being amortized over five years, and resulted in amortization expense of $1.6 million and $189,000 in 2009 and 2008, respectively. The following table shows the expected amortization expense, related to this internally developed software, for the next five years.

2010	2011	2012	2013	2014
(In thousands)

$1,684	$1,684	$1,684	$1,495	$102

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

The assumptions and methodologies used in estimating and establishing the reserve for unpaid losses and loss adjustment expenses are continually reviewed and any adjustments are reflected as income or expense in the period in which the adjustments are made. See Note 8 for additional information regarding changes in estimates of the Company’s loss reserves.

Reserve for extended reporting period claims

Claims-made policies provided by the Company include coverage for extended period reporting claims in the event of the death, disability or retirement (“DDR”) of the insured. This DDR coverage provides coverage to the physician for any prior incidents occurring during the coverage period that are reported after their death, disability or retirement. The loss exposure associated with this product is known as extended reporting period claims. The reserve for extended reporting period claims coverage is recognized during the term of the original claims-made policy and is based on the present value of future estimated benefits, including morbidity and mortality assumptions, less the present value of future premiums associated with this coverage. The amount of this reserve was $11.8 million and $13.0 million at December 31, 2009 and 2008, respectively, and includes a discount of approximately $3.2 million and $3.6 million related to the present value calculation. The reserve for DD&R benefits is included in unpaid loss and loss adjustment expenses in the accompanying Consolidated Balance Sheets. Changes in this reserve are charged or credited to income in the period in which the changes first become known.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)

Revenue recognition

Insurance premium income is typically recognized on a daily pro rata basis over the respective terms of the policies in-force, which are generally one year. Certain extended reporting endorsements, often referred to as tail coverage allow extended reporting of insured events after the termination of the original claims-made policy by modifying the exposure period of the underlying contract. Tail coverage can modify the exposure period for a definite or indefinite period. Premiums associated with tail policies that provide coverage for a definite period are earned over the period additional coverage is provided using the daily pro rata method. Premiums for tail policies that provide additional coverage for an indefinite period are fully earned at the date of issuance. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.

Reinsurance

Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are recorded as assets in the accompanying Consolidated Balance Sheets. Premiums ceded to other companies have been reported as a reduction of premium income. Reinsured losses are reported as a reduction of gross losses incurred. The reserve for unpaid losses and loss adjustment expenses is presented gross of recoverables from reinsurers.

The Company evaluates each ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance. At December 31, 2009, all ceded contracts were accounted for as risk transferring contracts.

The Company’s reinsurers are reviewed at least quarterly for financial solvency. This review includes, among other quantitative and qualitative factors, a ratings analysis of each reinsurer participating in a reinsurance contract. Based on such reviews, all amounts recoverable from reinsurers at December 31, 2009 and 2008 were deemed collectable. In addition, there were no disputes with reinsurers regarding the recoverability of amounts payable at either December 31, 2009 or 2008. See Note 10 for recoverable amounts from individually significant reinsurers.

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

The Company assesses the likelihood that deferred tax assets will be realized based on the availability of future taxable income in the periods when the deferred tax assets are expected to be deducted in the Company’s tax return. If it is deemed more likely than not that all, or a portion, of the Company’s deferred tax assets will not be realized, then a valuation allowance is established for the portion of the deferred tax assets that are deemed not likely to realized. Following this assessment methodology, the Company has determined that a valuation allowance is not necessary as of December 31, 2009 and 2008.

The Company has not identified any material uncertain tax positions. As such, the disclosures required by GAAP pertaining to uncertain tax positions have been omitted.

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

Share-based awards

All share-based awards that have been granted were vested in 2008. Accordingly, there was no shared-based compensation expense recorded for 2009. Share-based compensation expense of $44,000 and $160,000 was recorded during 2008 and 2007, respectively. Additional information regarding the Company’s share-based award plans can be found in Note 16.

Subsequent events

On March 2, 2010, American Physicians requested and received permission from regulators to pay $10.0 million of extraordinary dividends to its parent, APCapital. This dividend was deemed extraordinary as a result of the timing, and not the amount. Without regulatory approval dividends otherwise could not have been paid until June 2010. See Note 19 for further information regarding restrictions on dividends that may be paid by the Company’s insurance subsidiaries to APCapital.

2.	Effects of New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”), which superseded all previously existing non-Securities and Exchange Commission accounting and reporting standards for non-governmental entities and became the single source of authoritative U.S. GAAP. ASC does not change U.S. GAAP. Accordingly, its adoption did not have an impact on the Company’s financial position, results of operations or liquidity. However, previous references to applicable accounting literature may have changed to reflect the new applicable ASC section reference.

The FASB will no longer issue new standards in the form of SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Codification Updates (“ASC Updates”), which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in ASC. With the exception of the following, none of the ASC Updates issued by the FASB in 2009, or in 2010 through March 12, 2010, are expected to be relevant to the Company, its accounting policies, or financial reporting.

Consolidation of Variable Interest Entities (ASC Update No. 2009-17)

New guidance from the FASB changes how a reporting entity will evaluate whether or not to consolidate an entity that is deemed to be a Variable Interest Entity (“VIE”). The determination of whether or not a reporting entity should consolidate a VIE will now be based principally on the purpose and design of the VIE, and whether or not the reporting entity has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, as well as the reporting entity’s exposure to the VIE’s losses or returns. In addition, the new guidance requires a reporting entity to make additional disclosures regarding the nature of its involvement with a VIE, and how its involvement with the VIE affects its financial statements, as well as the nature of, and changes in, the risks that the reporting entity is exposed to due to its involvement with a VIE. The new guidance is effective for the Company for its annual reporting period beginning January 1, 2010. Adoption of the new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Subsequent to the issuance of the new guidance above, the FASB issued ASC Update No. 2010-10, which deferred the above guidance for a reporting entity’s interest in an entity that is deemed to be an investment company, or for which it is industry practice to account for an entity in a manner similar to an investment company. This deferral provision, as with the guidance above, is not expected to have a material impact on the Company’s financial position or results of operations.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Effects of New Accounting Pronouncements (continued)

Transfers and Servicing — Accounting for Transfers of Financial Assets (ASC Update No. 2009-16)

In December 2009, the FASB issued new guidance which will require additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. The new guidance also eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets. The new guidance is effective prospectively, for the Company’s annual period beginning January 1, 2020, and interim and annual periods thereafter. The Company does not expect that this new guidance will have a material impact on its financial position or results of operations.

Fair Value Measurements (ASC Update No. 2010-06)

Effective for the Company’s interim and annual reporting periods beginning January 1, 2010, or for certain disclosures, January 1, 2011, new guidance from the FASB will require additional disclosures about transfers between the various levels of the fair value hierarchy, as well as activity in Level 3 fair value measurements. The new guidance also requires the disaggregation of asset and liability classes as well as the inputs and valuation techniques used to measure Level 2 fair value measurements as well as Level 3. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations. However, additional disclosure may be required.

Subsequent Events (ASC Update 2010-09)

To conform with Securities and Exchange Commission (“SEC”) requirements, the FASB repealed the requirement that SEC registrants disclose the date through which an evaluation of subsequent events has been conducted.

3.	Investments

The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses at December 31, 2009 and 2008, was:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
States and political subdivisions	$150,488	$10,629	$—	$161,117
Corporate securities	42,173	2,117	(418)	43,872
Mortgage-backed securities	82	2	—	84

Total fixed-income securities	192,743	12,748	(418)	205,073
Equity securities(1)	15,607	2,377	—	17,984

Total available-for-sale securities	$208,350	$15,125	$(418)	$223,057

(1)	Equity securities are included in other investments in the accompanying consolidated balance sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale
States and political subdivisions	$150,098	$5,844	$(20)	$155,922
Corporate securities	65,381	2,898	(1,339)	66,940
Mortgage-backed securities	99	—	(20)	79

Total fixed-income securities	215,578	8,742	(1,379)	222,941
Equity securities(1)	16,515	2,885	—	19,400

Total available-for-sale securities	$232,093	$11,627	$(1,379)	$242,341

(1)	Equity securities are included in other investments in the accompanying consolidated balance sheets.

The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of December 31, 2009 and 2008. The carrying value at December 31, 2009 and 2008 includes approximately $813,000 and $1.9 million of unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets, and will be amortized over the remaining life of the security through comprehensive income.

	2009
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
States and political subdivisions	$225,069	$12,808	$—	$237,877
Corporate securities	34,467	646	(150)	34,963
Mortgage-backed securities	109,315	2,219	(8)	111,526

Total held-to-maturity fixed-income securities	$368,851	$15,673	$(158)	$384,366

	2008
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)

Held-to-maturity
U.S. government obligations	$64,458	$676	$—	$65,134
States and political subdivisions	228,685	4,567	(291)	232,961
Corporate securities	37,824	369	(409)	37,784
Mortgage-backed securities	150,783	1,435	(755)	151,463

Total held-to-maturity fixed-income securities	$481,750	$7,047	$(1,455)	$487,342

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The following tables summarize gross unrealized or unrecognized losses of the Company’s available-for-sale and held-to-maturity investment security portfolios by category and length of time that securities have been in a continuous unrealized or unrecognized loss position.

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Available-for-sale
Corporate securities	$—	$—	$10,082	$(418)	$10,082	$(418)

Subtotal available-for-sale	—	—	10,082	(418)	10,082	(418)
Held-to-maturity
Corporate securities	$—	$—	$5,890	$(150)	$5,890	$(150)
Mortgage-backed securities	4,564	(8)	—	—	4,564	(8)

Subtotal held-to-maturity	4,564	(8)	5,890	(150)	10,454	(158)

Total temporarily
impaired securities	$4,564	$(8)	$15,972	$(568)	$20,536	$(576)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Available-for-sale
States and political subdivisions	$3,168	$(20)	$—	$—	$3,168	$(20)
Corporate securities	9,241	(1,359)	—	—	9,241	(1,359)

Subtotal available-for-sale	12,409	(1,379)	—	—	12,409	(1,379)
Held-to-maturity
States and political subdivisions	$56,445	$(291)	$—	$—	$56,445	$(291)
Corporate securities	14,244	(409)	—	—	14,244	(409)
Mortgage-backed securities	27,763	(558)	10,480	(197)	38,243	(755)

Subtotal held-to-maturity	98,452	(1,258)	10,480	(197)	108,932	(1,455)

Total temporarily
impaired securities	$110,861	$(2,637)	$10,480	$(197)	$121,341	$(2,834)

At December 31, 2009 there were a total of seven securities that were in an unrealized or unrecognized loss position. Six of these seven securities had total unrealized or unrecognized loss positions totaling $193,000 and their total fair value as a percentage of the total amortized cost was 98.7%. All six of these securities were investment

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

grade and there was no publicly available information indicating a concern with the issuer’s credit worthiness or liquidity. Accordingly, the Company’s analyses indicated that the amortized cost of these securities would be fully recovered. The Company has no plan to sell any of these and believes that its future cash flows will be adequate to meet ongoing operating needs without the sale of these securities. Accordingly, these six securities were not considered other than temporarily impaired at December 31, 2009.

The seventh security with an unrealized or unrecognized loss at December 31, 2009 was an ’Enhanced Equipment Trust Certificate,’ or EETC, issued by Continental Airlines. This EETC was issued by Continental, with the proceeds being used to purchase aircraft, which are then pledged as collateral to back the outstanding bond principal. The Company holds $6.5 million of the Continental EETCs. At December 31, 2009 and 2008 the unrealized loss on these EETCs was $384,000 and $1.3 million, respectively. Based on a comprehensive analysis of the fair value of the planes that collateralize the EETCs and the potential cash flows from their sale at the point in the future when the principal on the EETCs is due, the Company has determined that the full amortized cost of the EETCs at December 31, 2009 was collectible. As the Company does not plan to sell the EETCs and believes that its future cash flows will be adequate to meet ongoing operating needs without the sale of the EETCs. Accordingly, the EETCs were not considered other than temporarily impaired at December 31, 2009.

In late 2008, the Company purchased 1.5 million shares of Kingsway Financial Services, Inc. (“KFS”) common stock. KFS subsequently announced a large fourth quarter 2008 loss, and the price of their common stock dropped significantly in the first quarter of 2009. Subsequently, the financial condition of KFS improved and by the end of the third quarter of 2009 the KFS stock price had recovered back to the Company’s cost basis. However, as a result of events that occurred in the fourth quarter of 2009, the price of KFS shares again dropped dramatically. The Company believes that KFS is continuing to take the appropriate steps to ultimately increase shareholder value. However, with the second significant decrease in share price in a 12 month-period, the decline in fair value could no longer be considered temporary. Accordingly, at December 31, 2009, the Company recorded an impairment charge of $4.5 million to write its investment in KFS common stock down to fair value.

During 2008 the Company recorded OTTI losses of $858,000 on CIT bonds. The CIT bonds were subsequently sold for approximately the new cost basis. There were no OTTI losses recorded during 2007.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

The components of pre-tax investment income and net realized gains for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
	(In thousands)

Interest income	$30,805	$36,782	$43,275
Dividend income	230	200	5
Equity method investees	(140)	(144)	51
Other investment income	15	26	175

Total investment income	30,910	36,864	43,506
Investment expenses	(1,045)	(1,032)	(910)

Net investment income	$29,865	$35,832	$42,596

Gross realized gains on disposal
Fixed-income	$3,878	$200	$118
Equity securities	28	—	—

Total gross realized gains	3,906	200	118
Gross realized losses on disposal
Fixed-income	—	(2)	(134)
Equity securities	—	—	(90)
Property and equipment	4	2	(5)

Total gross realized losses	4	—	(229)
Other than temporary impairments	(4,453)	(858)	—

Net realized losses	$(543)	$(658)	$(111)

The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at December 31, 2009, by contractual maturity, were:

Fair Value
(In thousands)

Available-for-sale
Less than one year	$7,851
One to five years	173,606
Five to ten years	16,086
More than ten years	7,446
Mortgage-backed securities	84

Total available-for-sale	$205,073

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

	Carrying	Estimated
	Value	Fair Value
	(In thousands)

Held-to-maturity
Less than one year	$9,867	$9,942
One to five years	74,537	77,811
Five to ten years	157,021	165,723
More than ten years	18,111	19,365
Mortgage-backed securities	109,315	111,525

Total held-to-maturity	$368,851	$384,366

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company did not receive any call premiums during the any of the three years ended December 31, 2009, 2008 or 2007. Call premiums are recorded as investment income in the period in which the security is called.

The carrying amount of bonds that were on deposit with various state regulatory authorities as of December 31, 2009 and 2008 was $6.8 million and $8.3 million, respectively.

Proceeds on the sales of investments in bonds totaled $38.7 million in 2009, $11.1 million in 2008, and $9.3 million in 2007. Gross gains of $3.9 million, $23,000, and $118,000 were realized on the sales of investments in bonds for the years ended December 31, 2009, 2008 and 2007, respectively. There were no gross losses realized on the sale of investment in bonds for the years ended December 31, 2009 and 2008. Gross losses of $60,000 were realized on the sale of investments in bonds during the year ended December 31, 2007.

4.	Fair Value Measurements

GAAP has established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

with prices provided by other vendors and against prior prices to ensure that deviations are within tolerance thresdold. If none of the pricing vendors are able to provide a current price for a security, a fair value must be developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).

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

The Company’s Level 2 fair value fixed-income securities are not actively traded. However, transactions involving these securities are frequent enough that their markets are deemed to be active. Accordingly, prices obtained from pricing vendors for Level 2 fair value fixed-income securities have not been adjusted by the Company as the prices provided by vendors appear to be based on current market information that reflects orderly transactions.

The Company currently has two private placement fixed-income securities that currently have Level 3 fair value classifications. One of these securities is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The other security with a Level 3 fair value is valued based on the present values of cash flows and contemplates interest rate, principal repayment and other assumptions made by the Company. The resulting fair value of the security approximates its par value. There have been no significant changes in the assumptions used to value Level 3 fair value securities during the years ended December 31, 2009 or 2008.

Available-for-sale equity securities — are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.

Our financial assets with changes in fair value measured on a recurring basis at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securities	$205,073	$—	$198,947	$6,126
Equity securities (1)	17,984	17,984	—	—

Total	$223,057	$17,984	$198,947	$6,126

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Available-for-sale investments:
Fixed-income securities	$222,941	$—	$216,722	$6,219
Equity securities (1)	19,400	19,400	—	—

Total	$242,341	$19,400	$216,722	$6,219

(1)	Included in other investments on the accompanying Consolidated Balance Sheets.

The Company had no financial liabilities that it measured at fair value at December 31, 2009 or December 31, 2008.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements (continued)

The changes in the balances of Level 3 financial assets for the years ended December 31, 2009 and December 31, 2008, were as follows:

	December 31,
	2009	2008
	(In thousands)

Available-for-sale fixed-income securities
Beginning balance	$6,219	$6,911
Principal paydowns	(100)	(539)
Net unrealized appreciation (depreciation) include in other comprehensive income	7	(153)

Ending balance	$6,126	$6,219

Investment Measured at Fair Value on a Nonrecurring Basis

Held-to-maturity fixed-income securities — are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. The fair values of held-to-maturity securities are determined using the same processes and procedures as described above for available-for-sale fixed-income securities. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At December 31, 2009 and December 31, 2008, the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.

Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment, internally developed software and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. At December 31, 2009, none of the aforementioned non-financial assets and non-financial liabilities were included in the Consolidated Financial Statements at fair value in accordance with the fair value redetermination guidance applicable to such assets and liabilities. Therefore, there are no disclosures concerning non-financial assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The Company’s investment securities, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, the carrying amounts of all financial instruments in the Consolidated Balance Sheets approximated their fair values at December 31, 2009 and December 31, 2008. The fair value of fixed-income held-to-maturity securities, as of both dates, is disclosed in Note 3.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Comprehensive Income

Unrealized gains or losses on the Company’s available-for-sale investment securities arising during the period, as well as the amortization of unrealized gains and losses on the Company’s held-to-maturity securities that resulted from their transfer, are required to be reported in other comprehensive income, net of tax.

The following table shows the components of net unrealized gains on investments, net of deferred federal income taxes included in accumulated other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Net unrealized gains on available-for-sale securities	$14,707	$10,248
Net unamortized unrealized gains on held-to-maturity securities	813	1,850
Deferred federal income taxes	(5,432)	(4,234)

Total net unrealized gains, net of deferred federal income taxes	$10,088	$7,864

The following table shows net unrealized gains (losses) on available-for-sale investment securities arising during the period, as well as the amortization of unrealized gains related to held-to-maturity securities, reclassification adjustments, and the related deferred income tax effects included in other comprehensive income for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(In thousands)

Unrealized gains (losses) arising during the period:
Available-for-sale:
Fixed maturities	$8,845	$663	$2,350
Equity securities	(4,933)	2,270	615
Held-to-maturity amortization	(1,038)	(986)	(945)
Reclassification adjustments	548	835	(58)

Other comprehensive income before taxes
equity method investees	3,422	2,782	1,962
Deferred federal income taxes	(1,198)	(973)	(687)
Equity method investees, net of deferred taxes	—	—	11

Other comprehensive income	$2,224	$1,809	$1,286

6.	Deferred Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(In thousands)

Balance, January 1	$6,074	$6,526	$7,644
Additions	13,619	13,658	14,708
Amortization	(13,598)	(14,110)	(15,826)

Balance, December 31	$6,095	$6,074	$6,526

Deferred acquisition costs are included in other assets on the accompanying Consolidated Balance Sheets.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment, Net

At December 31, 2009 and 2008, property and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Land	$571	$571
Building (occupied by the Company)	10,499	10,499
Computer equipment and software	12,180	12,108
Furniture and leasehold improvements	3,731	3,727

	26,981	26,905
Accumulated depreciation	(18,891)	(18,228)

	$8,090	$8,677

Depreciation expense associated with property and equipment for the years ended December 31, 2009, 2008, and 2007, was $779,000, $915,000 and $1.0 million, respectively.

8.	Unpaid Losses and Loss Adjustment Expenses

Activity in unpaid losses and loss adjustment expenses for the years ended December 31, 2009, 2008 and 2007, was as follows:

	2009	2008	2007
		(In thousands)

Balance, beginning of year	$644,396	$664,117	$688,031
Less, reinsurance recoverables	(81,546)	(104,648)	(107,965)

Net balance, beginning of year	562,850	559,469	580,066
Incurred related to
Current year	94,121	97,490	103,673
Prior years	(36,559)	(32,179)	(34,245)

Total incurred	57,562	65,311	69,428

Paid related to
Current year	3,733	3,012	2,699
Prior years	70,187	58,918	87,326

Total paid	73,920	61,930	90,025

Net balance, end of year	546,492	562,850	559,469
Plus, reinsurance recoverables	62,315	81,546	104,648

Balance, end of period	$608,807	$644,396	$664,117

Prior year development as a percentage of
beginning of the year net reserves	–6.5%	–5.8%	–5.9%

Favorable development on prior years’ loss reserves was experienced during each of the three years ended December 31, 2009, 2008 and 2007, as shown in the table above. Favorable development on prior years’ loss reserves during a given period represents changes in the estimate of the net liability for unpaid losses and loss

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses (continued)

adjustment expenses as of the preceding year end. Such changes in estimates, when they occur, are included in current period earnings.

Better than expected trends in paid claim severity, coupled with historically low claim frequency, resulted in favorable development on prior years’ medical professional liability loss reserves of $42.2 million, $34.1 million and $38.2 million, during 2009, 2008 and 2007, respectively. The Company’s actuarial estimates of loss reserves include projections of higher severity in contemplation of medical loss cost inflation, higher reinsurance retention levels in recent years and a general change in the composition of the outstanding claim inventory. While the severity of open and paid claims has increased, the payments on claims that have been closed have been less than anticipated in the actuarial projections of loss reserves.

Partially offsetting the favorable development on medical professional liability loss reserves was adverse development on the Company’s workers’ compensation loss reserves of $5.6 million, $1.9 million and $4.2 million during 2009, 2008 and 2007, respectively. The rate of workers’ compensation claim payments has not declined as quickly as projected and claims are being closed more slowly than anticipated.

Management believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at December 31, 2009, is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying Consolidated Balance Sheets.

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

The Debentures issued by APCapital mature in 2033 and bear interest at an annual rate equal to the three-month LIBOR plus 4.10% for the first trust issuance, and three-month LIBOR plus 4.20% for the second trust issuance, payable quarterly. In May 2008, these debentures became callable, and APCapital repaid $5.0 million of the outstanding $30.9 million obligation in August 2008. The Company did not make any principal payments in 2009. The interest rate is adjusted on a quarterly basis. The average interest rates of 4.7% (Trust II issuance) and 4.6% (Trust I issuance) resulted in interest expense of approximately $1.2 million for the year ended December 31, 2009. Interest expense for the years ended December 31, 2008 and 2007 was $2.1 million and $2.9 million, respectively. At December 31, 2009 and 2008, accrued interest payable to the trusts was approximately $133,000 and $190,000, respectively. APCapital has guaranteed that the payments made to the Trusts will be distributed by the Trusts to the holders of the TPS. As the amounts that could potentially be payable under the guarantees are recorded as liabilities by the Company, no additional liability related to these guarantees has been accrued.

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

Reinsurance arises from the Company seeking to reduce its loss exposure on its higher limit policies. The Company has mainly entered into excess of loss contracts for medical malpractice and workers’ compensation. A reconciliation of direct premiums to net premiums, on both a written and earned basis, for the years ended December 31, 2009, 2008 and 2007, is as follows:

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)

Direct	$113,232	$118,546	$125,018	$129,114	$135,415	$146,078
Ceded	(3,546)	(3,695)	(4,894)	(4,839)	(4,619)	(7,167)
Assumed	27	27	(7)	(7)	12	12

Net	$109,713	$114,878	$120,117	$124,268	$130,808	$138,923

The net effect of ceded losses and loss adjustment expenses on our net loss and loss adjustment expenses incurred for the years ended December 31, 2009 and 2008, was an increase of $15.4 million and $1.2 million, respectively. The December 31, 2008 effect on losses and loss adjustment expenses excludes incurred ceded loss and loss adjustment expenses of $633,000, which resulted from the commutation of the Company’s 2005 medical professional liability reinsurance treaty agreement. Losses and loss adjustment expenses incurred are net of ceded losses and loss adjustment expenses of $4.5 million for the year ended December 31, 2007.

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

The Company had reinsurance recoverables from the following reinsurers at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Hannover Ruckversicherungs	$21,292	$30,479
Munich Reins Amer	12,308	17,397
Transatlantic Reinsurance Company	4,476	8,406
Aspen Re	3,957	3,684
Lloyds of London	3,386	3,878
General Reinsurance Corporation	2,025	2,597
Others	17,634	21,900

	$65,078	$88,341

Amounts due from reinsurers on the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Reinsurance recoverable	$63,283	$86,397
Prepaid reinsurance premium (included in other assets)	1,795	1,944

Amounts recoverable from reinsurers	$65,078	$88,341

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Reinsurance (continued)

The Company commuted its 2005 medical professional liability reinsurance treaty agreement during 2008. The Company recognized the $16.6 million consideration under the commutation as a reduction of loss and loss adjustment expenses paid (thereby reducing loss and loss adjustment expenses incurred) in the current year. In connection with the commutation the Company released the reinsurers from their obligations under the treaty of $16.0 million (thereby increasing loss and loss adjustment expenses incurred). The net effect of the commutation was a decrease in net loss and loss adjustment expenses of $633,000.

11.	Income Taxes

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007, consists of:

	2009	2008	2007

Current provision	$15,893	$15,887	$15,963
Deferred provision	47	2,892	9,669

Total provision	$15,940	$18,779	$25,632

The Company’s income tax reconciliation for the years ended December 31, 2009, 2008 and 2007, is as follows:

	2009		2008		2007
	(In thousands)

Income before income taxes	$56,500		$63,975		$78,153

Tax at statutory rate	19,775	35.0%	22,391	35.0%	27,354	35.0%
Tax effect of:
Tax exempt interest	(4,334)	−7.7%	(3,952)	−6.2%	(2,773)	−3.5%
Other items, net	499	0.9%	340	0.5%	781	1.0%

	$15,940	28.2%	$18,779	29.4%	$25,362	32.5%

At December 31, 2009 and 2008, the components of the net deferred federal income tax asset were as follows:

	2009	2008
	(In thousands)

Deferred tax assets arising from:
Losses and loss adjustment expenses	$18,210	$18,628
Net operating loss carryforwards	249	569
Unearned and advanced premiums	4,535	4,971
Realized losses on investments	2,178	971
Goodwill	2,378	2,872
Other	790	1,021

Total deferred tax assets	28,340	29,032
Deferred tax liabilities arising from:
Deferred policy acquisition costs	2,133	2,126
Net unrealized gains on securities	5,432	4,234
Other	3,447	4,099

Total deferred tax liabilities	11,012	10,459

Net deferred tax asset	$17,328	$18,573

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes (continued)

At December 31, 2009, the Company had approximately $678,000 and $33,000 of net operating loss carryforwards that if not used will expire in 2011 and 2010, respectively.

12.	Shareholders’ Equity

The Board of Directors has authorized the Company to purchase shares of its outstanding common stock under two separate plans. The Board of Directors has approved a series of authorizations to purchase shares of the Company’s outstanding common stock at the discretion of management (referred to as the “discretionary plan”). At December 31, 2009, approximately $16.0 million of the $25 million authorization made on February 7, 2008 remained available for repurchase under the discretionary plan, subject to limitations that may be imposed by applicable laws and regulations and the rules of the Nasdaq Global Select Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company’s capital resources and requirements. Shares repurchased under these discretionary authorizations during the years ended December 31, 2009, 2008 and 2007, as well as the total number of shares repurchased pursuant to prior authorizations under the discretionary plan are shown in the table below.

	Discretionary Plan
	Inception	For the Year Ended December 31,
	to Date Totals	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	9,495,913	179,145	323,200	1,299,095
Cost of shares repurchased	$143,415	$5,454	$10,609	$38,795
Average cost per share repurchased	$15.10	$30.45	$32.82	$29.86

The Company’s Board has also authorized the repurchase of the Company’s common shares pursuant to a Rule 10b5-1 plan. At December 31, 2008, the Company had $26.8 million of its 2008 Rule 10b5-1 plan authorizations remaining that could be carried over into 2009. On June 23, October 2 and December 3, 2009 the Board authorized the repurchase of an additional $20 million, $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2009, as well as the rollover of any unused authorization into 2010. At December 31, 2009, the Company had $26.2 million of its 2009 Rule 10b5-1 plan authorizations remaining that could be carried over into 2010. The Rule 10b5-1 plan share repurchases are expected to continue until the authorizations are fully utilized, subject to conditions specified in the Rule 10b5-1 plan. However, the Company may terminate the plan at any time.

	Rule 10b5-1 Plan
	Inception	For the Year Ended December 31,
	to Date Totals	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Number of shares repurchased	4,804,315	1,684,688	1,455,427	663,733
Cost of shares repurchased	$135,819	$50,630	$42,592	$18,952
Average cost per share repurchased	$28.27	$30.05	$29.26	$28.55

13.	Related Party

In December 2009, the Company invested a total of $30.0 million in and became a limited partner of Stilwell Value Partners I, L.P. ($7.5 million) (“SVP I”), Stilwell Value Partners VI, L.P. ($7.5 million) (“SVP VI”) and Stilwell Associates, L.P. ($15 million) (“SALP”) (collectively, the “Partnerships”). Mr. Joseph Stilwell, a director of the Company, is the managing member of Stilwell Value LLC, the general partner of each of the Partnerships. In addition, Mr. Stilwell and The General Partner are the beneficial owners of approximately 11.2% of the Company’s outstanding common shares that are owned by various limited partnerships of which Stilwell Value LLC is the

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party (continued)

general partner. These investments were approved by the Board of Directors and Audit Committee of the Company and are believed to be on the same terms and conditions as currently offered to other investors in the Partnerships.

Limited partners in SVP I or SVP VI do not pay a management fee. However each of those Partnerships are obligated to pay or reimburse the General Partner, Stilwell Value LLC, for ordinary course overhead expenses incurred by the General Partner in an amount up to 1% of the total capital of such Partnership at the beginning of each year. These expenses are then allocated among the capital accounts of the limited partners.

Limited partners in SALP are obligated to pay the General Partner, Stilwell Value LLC, a management fee each calendar quarter, in advance, equal to 0.25% (an annualized rate of 1%) of each limited partner’s capital account at the start of business on the first day of such calendar quarter. Each Partnership is responsible for paying all other expenses incurred in connection with its activities (with such amounts allocated among the limited partners). In addition, an “Incentive Allocation” will be computed as of the close of each “Performance Period” as defined in the relevant partnership agreement. The Incentive Allocation will generally equal 20% of the amount of appreciation, if any, in the limited partner’s capital account (excluding the effects of decreases due to withdrawals, expenses and taxes) since the previous Incentive Allocation was made. Each limited partner’s Incentive Allocation will be debited to the limited partner’s capital account and simultaneously credited to the General Partner’s capital account.

As the limited partnership investments were made in late December 2009, the Company, through its Partnership interests, did not make any expense reimbursement, management fee or Incentive Allocation payments during 2009.

14.	Restructuring Charges and Exit Costs

Contract Termination Costs

The Company has subleased approximately 13,000 square feet of office space in Chicago, Illinois to an unrelated third party. The difference in the cash flows between the Company’s obligations for the subleased space, in accordance with the original lease terms, and the rent the Company will receive from the sublessor over the next five years has been discounted using an interest rate of approximately 6% to approximate the fair value of the liability incurred in connection with the contract termination. Other costs incurred in connection with the subleased space, such as broker commissions, were also included in the calculation of the original liability.

Activity in the liability for contract termination costs for the years ended December 31, 2009, 2008 and 2007, was as follows:

	2009	2008	2007
	(In thousands)

Balance, January 1	$827	$899	$1,068
Payments	(181)	(169)	(177)
Changes in estimated cash flows	(21)	47	(52)
Discount accretion	42	50	60

Balance, December 31	$667	$827	$899

Certain costs associated with the original lease and subleases are variable. As additional information regarding these variable costs becomes available, the estimated future cash flows are adjusted to reflect the revised estimates. Any changes in the liability for contract termination costs associated with estimated cash flow adjustments are charged or credited to expense in the period the change in estimates are first known.

All costs associated with termination benefits and contract terminations are included in the other expenses line item in the accompanying Consolidated Statements of Income.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Benefit Plans

The Company offers benefits under certain defined contribution plans. In 2009, 2008 and 2007 the defined contribution plans provide for Company contributions of 5% of employee compensation, as defined in the plan, and a 100% match of employee contributions on the first 3% of contributions and 50% match on the next 2% of contributions. Employer contributions to the plans were approximately $977,000, $841,000, and $855,000 for 2009, 2008 and 2007, respectively.

16.	Share-Based Compensation

Equity Compensation Plans

The Board of Directors and shareholders have authorized the American Physicians Capital, Inc. Stock Compensation Plan (the “Plan”). The Plan provides for the award of stock options and other share-based awards for officers, directors and employees of the Company. These awards must be approved by the compensation committee of the board of directors. The total number of shares of the Company’s common stock authorized for issuance under the Plan is 2,400,000 shares, of which only 13,800 remain available at December 31, 2009 for future grants.

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

The following table summarizes activity in the Company’s equity compensation plans for stock options awards for the year ended December 31, 2009:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In thousands)

Options outstanding at January 1, 2009	583,996	$12.97
Granted during the period	—	—
Exercised during the period	(235,310)	$11.20
Canceled during the period	—	$—

Options outstanding at December 31, 2009	348,687	$14.17	3.25	$5,632

Options exercisable at December 31, 2009	348,687	$14.17	3.25	$5,632

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s common stock for the options that were in-the-money at December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised was $5.2 million, $503,000, and $2.5 million, respectively, determined as of the date of option exercise.

All stock options and share awards granted were fully vested during 2008. The total fair value, at the date of vesting, of stock options and other share awards vested during the years ended December 31, 2008 and 2007 was $1.0 million, $2.0 million, respectively.

In 2008 and 2007, the Company recognized compensation cost of $44,000 and $160,000, respectively, related to share-based payment arrangements. Such costs are included in the accompanying Consolidated Statements of

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-Based Compensation (continued)

Income as either underwriting expense or loss adjustment expense. As all awards were fully vested in 2008, the Company had no compensation cost related to options or share awards in 2009, and no unrecognized compensation cost at December 31, 2009 related to non-vested share-based payment awards.

During the years ended December 31, 2009, 2008 and 2007, the excess tax benefit realized from the exercise of options and vesting of other share-based awards resulted in increases in additional-paid-in-capital of $1.8 million, $164,000, and $1.0 million, respectively.

There were no stock options or other share-based awards granted during the three-year period ended December 31, 2009.

17.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands, except
	per share amounts)

Numerator for basic and diluted income per common share:
Net income	$40,560	$45,196	$52,791

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	10,888	12,838	14,601
Effect of dilutive stock options and awards	173	256	283

Denominator for diluted income per common share — adjusted weighted average shares outstanding	11,061	13,094	14,884

Income per common share:
Net income
Basic	$3.73	$3.52	$3.62
Diluted	$3.67	$3.45	$3.55

Diluted weighted average shares outstanding include an incremental adjustment to the number of shares outstanding for the assumed exercise of dilutive stock options and non-vested share awards. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method produces an increased number of shares outstanding. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. There were no stock options that were considered to be anti-dilutive, and therefore excluded from the calculation, during any of the three years ended December 31, 2009.

18.	Commitments and Contingencies

The Company participates in various guaranty associations in the states in which it writes business, which protect policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the associations are authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar years. The Company accrues not only for assessments billed, but also for its estimated portion of assessments for insolvent insurers that have not yet been billed by the state guaranty fund. Such estimates are based on a review of information obtained from state guaranty fund and other insurance related web sites. Assessments in recent years have been minor. However, the ultimate liability for future assessments is not known. Accordingly, the

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies (continued)

Company is unable to predict whether such future assessments will materially affect the financial condition or results of operations of the Company. At December 31, 2009 and 2008, the Company had a recorded liability of $100,000 for amounts assessed by state guarantee associations, as well as the Company’s estimate of its share of any insolvencies not yet assessed.

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

The Company is obligated under operating leases, which have various expiration dates through June 2014. Minimum future lease payments are as follows: 2010 — $882,000; 2011 — $789,000; 2012 — $776,000; 2013 — $666,000 and 2014 and thereafter — $12,000. Rental expense was $319,000 in 2009, $244,000 in 2008, and $342,000 in 2007. Note that rent expense is consistently less than the reported lease commitments as the lease commitment amounts do not anticipate the payments we receive for subleased office space related to our Chicago, Illinois lease. Sublease rentals under non-cancelable subleases are estimated to be $413,000 in 2010; $424,000 — 2011; $436,000 — 2012; and $373,000 in 2013 and thereafter.

In addition to obligations for operating leases, the Company is also obligated to fund certain infrastructure improvement assessments imposed by the City of East Lansing, Michigan in connection with the development of the area surrounding investment real estate owned by the Company. These assessments are due annually in the following amounts: 2010 — $107,000 and 2011 — $102,500. These, and other assessments, have also been imposed on a real estate LLC in which the Company has a 50% ownership stake in. In the event that the cash resources of the LLC are not sufficient to fund the assessment payments, the Company may be called upon to make a capital contribution to the LLC to cover 50% of the assessment payments. In such an event, the amounts that the Company may be required to fund are as follows: 2010 — $249,000; 2011 — $239,000 2012 — $137,500; 2013 — $132,000; and 2014 and thereafter — $363,000.

The Company was not subject to any litigation at December 31, 2009 other than routine litigation in the ordinary course of the Company’s business. Management does not expect these cases to have a material adverse effect on the Company’s financial condition or results of operations.

19.	GAAP and Statutory Reporting

American Physicians and APSpecialty are insurance companies each domiciled in the State of Michigan, and are included in the accompanying Consolidated Financial Statements in accordance with GAAP. These entities are subject to regulation by the State of Michigan Office of Financial and Insurance Regulation and file financial statements using statutory accounting practices prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Such practices vary in certain respects from GAAP. The principal variances are as follows:

•	Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•	Assets designated as “nonadmitted assets” are charged directly to surplus for statutory accounting purposes.

•	Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	GAAP and Statutory Reporting (continued)

•	Unpaid losses and loss adjustment expenses and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

•	Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas deferred federal income taxes are recorded in surplus for statutory accounting purposes.

•	Deferred tax assets reported in the statutory balance sheet are not only limited by the ‘more likely than not’ realization standard as are GAAP deferred tax assets, but are also limited as to the amount that can be admitted based on certain other criteria. This additional ‘admissibility test’ under statutory accounting often result in differing amounts of deferred tax assets being carried for GAAP and statutory accounting purposes.

•	The reserve associated with DDR coverage benefits is included as a component of unpaid loss and loss adjustment expense reserves for GAAP. Any change in the estimate of the liability associated with such coverage is charged or credited to the incurred loss and loss adjustment expenses in the GAAP Statement of Income. Statutory accounting principles require that the reserve for DDR benefits be included as a component of unearned premium reserves, with any change in the estimated reserve treated as an adjustment to earned premium in the period of change.

•	Subsidiaries that would be required to be consolidated in accordance with GAAP, are accounted for using the equity method with the equity in the earnings of such subsidiaries being credited directly to surplus for statutory accounting purposes.

The following table sets forth the reported combined statutory surplus levels at December 31, 2009, 2008, and 2007 and the combined statutory net income for the years then ended for the Company’s American Physicians and APSpecialty insurance subsidiaries. Effective September 1, 2009, APCapital merged its subsidiary, Insurance Corporation of America, into American Physicians. The merger of these entities had no effect on the Consolidated Financial Statements. Note that because of the parent/subsidiary relationship between American Physicians and APSpecialty, APSpecialty’s surplus has been eliminated from the combined results to avoid double counting its effect.

	2009	2008	2007
	(In thousands)

Statutory surplus, December 31	$208,718	$204,975	$221,595

Statutory net income for the year ended December 31	$41,154	$49,135	$63,725

The amount of dividends that the Company’s insurance subsidiaries can pay to APCapital in any 12-month period without prior regulatory approval is limited to the greater of statutory net income for the preceding year, excluding net realized gains on the sale of investments, or 10% of statutory surplus as of the preceding year end on an individual company basis. Due to the parent/subsidiary relationship between American Physicians and APSpecialty, the dividends payable to APCapital are effectively restricted to the net income or surplus limits as they pertain to American Physicians. In accordance with these limits, during 2009 APCapital’s insurance subsidiaries paid it dividends totaling $45.0 million. The insurance subsidiaries could pay dividends to APCapital of approximately $40.0 million in 2010 without prior regulatory approval. However, the $40.0 million that may be paid in 2010 is subject to limitation based on the timing and amount of the dividends that were paid in the preceding 12 months.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

The unaudited operating results by quarter for 2009 and 2008 are summarized below:

				Net Income
		Income		Per Common
	Total	Before Federal	Net	Share Assuming
	Revenues	Income Taxes	Income	Dilution
	(In thousands, except per share data)

2009
1st Quarter	$37,719	$14,003	$10,087	$0.85
2nd Quarter	36,622	15,344	10,990	0.97
3rd Quarter	35,801	13,623	9,751	0.91
4th Quarter	35,872	13,530	9,732	0.94

	$146,014	$56,500	$40,560

2008
1st Quarter	$41,011	$16,580	$11,374	$0.85
2nd Quarter	40,935	15,530	11,043	0.83
3rd Quarter	39,563	15,670	11,168	0.85
4th Quarter	39,695	16,195	11,611	0.93

	$161,204	$63,975	$45,196

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,
	2009	2008
	(In thousands)

ASSETS
Investments in subsidiaries	$239,026	$238,832
Equity securities	778	778
Cash and cash equivalents	21,428	39,266
Deferred federal income taxes	248	216
Federal income taxes recoverable from affiliates	2,580	1,156
Other assets	363	462

Total assets	$264,423	$280,710

LIABILITIES
Long-term debt	$25,928	$25,928
Accrued expenses and other liabilities	1,455	745

Total liabilities	27,383	26,673
Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized,9,986,187 and
11,749,069 shares outstanding at December 31, 2009 and 2008, respectively
Retained earnings	226,952	246,173
Accumulated other comprehensive income, net of deferred federal income taxes	10,088	7,864

Total shareholders’ equity	237,040	254,037

Total liabilities and shareholders’ equity	$264,423	$280,710

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

		Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues
Investment income	$49	$603	$1,619
Other income	7	—	31

Total revenues	56	603	1,650
Expenses
Investment expense	9	9	15
Interest expense	1,294	2,137	3,073
General and administrative expenses	1,069	1,185	1,410

Total expenses	2,372	3,331	4,498

Loss before income taxes and equity in
net income of subsidiaries	(2,316)	(2,728)	(2,848)
Federal income tax benefit	(807)	(959)	(1,017)

Loss before equity in net income of subisidiaries	(1,509)	(1,769)	(1,831)
Equity in net income of subsidiaries	42,069	46,965	54,622

Net income	$40,560	$45,196	$52,791

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Capital, Inc. and Subsidiaries.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from (for) operating activities
Net income	$40,560	$45,196	$52,791
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in undistributed income of subsidiaries	(42,069)	(46,965)	(54,622)
Dividends from subsidiaries	45,000	63,000	81,950
Stock based compensation	—	44	160
Excess tax benefits from share-based awards	(1,764)	(164)	(1,031)
Deferred federal income taxes	(32)	34	(53)
Changes in:
Federal or intercompany income taxes recoverable/payable	340	1,000	3,356
Accrued expenses and other liabilities	313	(308)	(1,177)
Other assets	98	128	(344)

Net cash from operating activities	42,446	61,965	81,030
Cash flows from (for) investing activities
Capital Contribution to Alpha Advisors	(900)	—	—
Other investments	—	150	—

Net cash from investing activities	(900)	150	—
Cash flows from (for) financing activities
Common stock repurchased	(56,084)	(53,201)	(57,746)
Cash dividends paid	(3,633)	(3,813)	(2,097)
Taxes paid in connection with net option exercise	(1,947)	—	(785)
Repayment of long-term debt	—	(5,000)	—
Proceeds from stock options exercised	119	281	107
Excess tax benefits from share-based awards	1,764	164	1,031
Other	397	(2,714)	2,397

Net cash for financing activities	(59,384)	(64,283)	(57,093)

Net (decrease) increase in cash and cash equivalents	(17,838)	(2,168)	23,937
Cash and cash equivalents, beginning of year	39,266	41,434	17,497

Cash and cash equivalents, end of year	$21,428	$39,266	$41,434

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

APCapital previously owned all of the stock of Insurance Corporation of America (ICA), a stock insurance company incorporated under Michigan Law. ICA was merged into American Physicians, effective September 1, 2009. The merger of these entities had no effect on the Consolidated Financial Statements or the Condensed Financial Information of the Registrant.

At December 31, 2009 and 2008, APCapital’s investment in subsidiaries is stated at the initial consolidation value plus any additional capital contribution made to the subsidiaries by APCapital, adjusted for the equity in undistributed earnings of subsidiaries since the date of acquisition, less any dividends received from the subsidiaries.

(2)	Long Term Debt

APCapital has issued $30.9 million of floating rate junior subordinated deferrable interest debentures (“Debentures”) to subsidiary trusts. The trusts have issued mandatorily redeemable trust preferred securities that have terms that are essentially the same as the Debentures issued by APCapital, which are the only assets of the trusts. See Note 9 of the Notes to Consolidated Financial Statements for a description of the Debentures and the transactions in which they were issued. As of December 31, 2009, the outstanding balance of the debentures was $25.9 million.

(3)	Federal Income Taxes

The Company files a consolidated federal income tax return with the following entities:

American Physicians	APSpecialty	Alpha Advisors, Inc.

Allocation of taxes among the entities is subject to a written agreement, and is based upon separate return calculations, with current credit for net losses to the extent they can be used in the current year consolidated tax return.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERICAN PHYSICIANS CAPITAL, INC. (REGISTRANT ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

(4)	Dividends Received

APCapital received the following dividend payments from its American Physicians insurance subsidiary during 2009: $30 million in June and $15 million in December. Of the $45.0 million paid by American Physicians, the $30 million in June required and received prior regulatory approval as due to the timing of the payment it exceeded ordinary dividend limits imposed by the State of Michigan.

APCapital received the following dividend payments from its American Physicians insurance subsidiary during 2008: $10 million in June, $30 million in September, and $23 million in December.

APCapital received the following dividends payment from its American Physicians insurance subsidiary during 2007: $13 million in March, $13 million in May, $6 million in July and $46.2 million in August. In addition, APCapital received a $3.8 million dividend payment from ICA in August 2007. Of the $46.2 million and $3.8 million paid by American Physicians and ICA, respectively, in August 2007, $40 million and $2.3 million, respectively, required and received prior regulatory approval as they exceeded ordinary dividend limits imposed by the State of Michigan.

Subsequent event

On March 2, 2010, American Physicians requested and received permission from regulators to pay $10.0 million of extraordinary dividends to APCapital. This dividend was deemed extraordinary as a result of the timing, and not the amount. Without regulatory approval dividends otherwise could not have been paid until June 2010. See Note 19 for further information regarding restrictions on dividends that may be paid by the Company’s insurance subsidiaries to APCapital.

(5)	Stock Split

Effective July 31, 2009, APCapital issued a four-for-three stock split of its common shares to shareholders of record as of the close of business on July 10, 2009. All share and per-share data, as well as share-based award information included in the Consolidated Financial Statement and Notes thereto or the Condensed Financial Information of the Registrant, has been retroactively adjusted to reflect the stock split.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 under the framework in Internal Control — Integrated Framework. BDO Seidman, LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. BDO Seidman, LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Physicians Capital, Inc.
East Lansing, Michigan

We have audited American Physicians Capital, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Physicians Capital, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Physicians Capital, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Physicians Capital, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Grand Rapids, Michigan
March 12, 2010

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

The Company has a Stock Compensation Plan pursuant to which it has granted stock options and other share-based compensation to employees, officers and directors. The Stock Compensation Plan was approved by the shareholder in 2000 prior to the Company’s initial public offering. The following table sets forth, with respect to the Stock Compensation Plan, as of December 31, 2009, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance. The Compensation Committee of the Company’s Board of Directors has stated its intention not to make any further grants under the Stock Compensation Plan.

Equity Compensation Plans
Number of Shares
Remaining Available for
future issuance Under
	Number of shares to be	Weighted-Average	Equity Compensation
	issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
	of outstanding options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders:	348,687	$14.17	13,800
Equity compensation plans not approved by shareholders:	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) and (2)

Financial Statements:

Reports of independent registered public accounting firms

Consolidated balance sheets as of December 31, 2009 and 2008

Consolidated statements of income for the years ended December 31, 2009, 2008 and 2007

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2009, 2008 and 2007

Consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 12, 2010.

AMERICAN PHYSICIANS CAPITAL, INC.

By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 13, 2009 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ R. Kevin Clinton R. Kevin Clinton	President, Chief Executive Officer and Director (principal executive officer)

/s/ Frank H. Freund Frank H. Freund	Executive Vice President, Treasurer and Chief Financial Officer (principal accounting officer)

/s/ AppaRao Mukkamala, M.D. AppaRao Mukkamala, M.D.	Director and Chairman of the Board

/s/ Billy B. Baumann, M.D. Billy B. Baumann, M.D.	Director

/s/ Spencer L. Schneider Spencer L. Schneider, J.D.	Director

/s/ Joseph Stilwell Joseph Stilwell	Director

/s/ Larry W. Thomas Larry W. Thomas	Director

/s/ Stephen H. Haynes, M.D. Stephen H. Haynes, M.D.	Director

/s/ Mitchell A. Rinek, M.D. Mitchell A. Rinek, M.D.	Director

EXHIBIT INDEX

The following documents are filed as exhibits to this report or were filed previously and are incorporated by reference to the filing indicated. Exhibits not required for this report have been omitted. APCapital’s Commission file number is 000-32057.

Exhibit
Number		Description

3.1		Articles of Incorporation (APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended)
3.2		Amended and Restated Bylaws, as amended (APCapital’s Current Report on Form 8-K dated November 5, 2009)
4.1		Indenture relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of May 15, 2003 (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
4.2		Indenture relating to Floating Rate Junior Subordinated Debt Securities Dated as of May 22, 2003 (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
*10	.1	American Physicians Capital, Inc. Stock Compensation Plan (APCapital’s Registration Statement on Form S-8 (no. 333-56428))
10.14		MSMS/American Physicians Marketing Support Agreement, effective January 1, 2000, and American Physicians (APCapital’s Registration Statement on Form S-1 (no. 333-41136), as amended)
*10	.18	Form of Nonqualified Stock Option Agreement (Directors Version), dated December 5, 2000 (APCapital’s 2000 Annual Report on Form 10-K)
*10	.19	Form of Nonqualified Stock Option Agreement (Employee Version), dated December 5, 2000 (APCapital’s 2000 Annual Report on Form 10-K)
10.26		Amended And Restated Declaration of Trust dated as of May 15, 2003 by and among U.S. Bank National Association, American Physicians Capital, Inc., William B. Cheeseman and Frank H. Freund (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.27		Amended And Restated Declaration of Trust dated as of May 22, 2003 of APCapital Trust II (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.28		Placement Agreement, dated April 25, 2003 between the Company, American Physicians Capital Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.29		Placement Agreement, dated as of May 13, 2003, with Sandler O’Neill & Partners L.P. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.30		Guarantee Agreement dated as of May 15, 2003 by and between U.S. Bank National Association and American Physicians Capital, Inc. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
10.31		Guarantee Agreement dated as of May 22, 2003 by and between Wilmington Trust Company and American Physicians Capital, Inc. (APCapital’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 30, 2003)
**10	.35	Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective January 1, 2004 (APCapital’s 2003 Annual Report on Form 10-K, as amended)
*10	.42	Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood (APCapital’s Current Report on Form 8-K dated February 28, 2005)
*10	.47	Amendment No. 1 to American Physicians Capital, Inc. Stock Compensation Plan (APCapital’s 2006 Annual Report on Form 10-K)

Exhibit
Number		Description

*10	.48	Summary of Incentive Compensation Plan as of March 2007 (APCapital’s Current Report on Form 8-K dated March 14, 2007)
*10	.49	Amendment No. 2, dated October 25, 2007 to American Physicians Capital, Inc. Stock Compensation Plan. (APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
*10	.50	Form of Amendment No. 1 to Form of Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood. (APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
*10	.51	Amendment No. 1, dated October 1, 2007, to the Incentive Compensation Plan as of March 2007. (APCapital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007)
**10	.52	Amendment No. 1 Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc., effective October 1, 2007. (APCapital’s 2007 Annual Report on Form 10-K)
*10	.53	Summary Amendment No. 2, dated May 9, 2008, to the Incentive Compensation Plan as of March 2007 (APCapital’s Current Report on Form 8-K filed on May 15, 2008).
10.54		Letters, dated July 16, 2008 and August 27, 2008, among American Physicians Assurance Corporation and SCW Agency Group, Inc. evidencing agreement to extend term of Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc. (APCapital’s Quarterly Report on Form 10-Q dated November 8, 2008).
**10	.55	Adoption of Master Agency Agreement, effective as of November 1, 2008, between American Physicians Assurance Corporation and SCW Agency Group, Inc. amending Master Agency Agreement between American Physicians Assurance Corporation and SCW Agency Group, Inc. (APCapital’s Quarterly Report on Form 10-Q dated November 8, 2008)
10.56		Limited Partnership Agreement of Stilwell Value Partners I, L.P. with American Physicians Assurance Corporation, executed November 30, 2009, as of October 1, 2008.
10.57		Limited Partnership Agreement of Stilwell Value Partners VI, L.P. with American Physicians Assurance Corporation, executed November 30, 2009, as of October 1, 2008
10.58		Limited Partnership Agreement of Stilwell Associates, L.P. with American Physicians Assurance Corporation, executed November 30, 2009, as of January 1, 2007
21.1		Subsidiaries of APCapital
23.1		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
99.1		Detail of fixed income portfolio

*	Current management contracts or compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to APCapital’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.