Form 10-Q
period 2010-03-31
AMERICAN PHYSICIANS CAPITAL INC
filed 2010-05-10
CIK 1118148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2010, was 9,524,187.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed-income securities
Available-for-sale, at fair value	$244,253	$205,073
Held-to-maturity, at amortized cost	351,505	368,851
Other investments	57,456	53,303

Total investments	653,214	627,227

Cash and cash equivalents	139,580	172,162
Premiums receivable	26,653	29,662
Reinsurance recoverable	65,869	63,283
Deferred federal income taxes	16,649	17,328
Property and equipment, net of accumulated depreciation	8,012	8,090
Other assets	23,032	26,762

Total assets	$933,009	$944,514

Liabilities
Unpaid losses and loss adjustment expenses	$601,496	$608,807
Unearned premiums	50,195	50,670
Long-term debt	25,928	25,928
Other liabilities	21,242	22,069

Total liabilities	698,861	707,474

Commitments & Contingencies

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,600,387 and 9,986,187 shares outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	223,697	226,952
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	10,451	10,088

Total shareholders’ equity	234,148	237,040

Total liabilities and shareholders’ equity	$933,009	$944,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Net premiums written	$26,035	$28,720
Change in net unearned premiums	660	586

Net premiums earned	26,695	29,306

Investment income	6,366	8,190
Net realized gains	326	—
Other income	249	223

Total revenues and other income	33,636	37,719

Losses and loss adjustment expenses	13,792	15,612
Underwriting expenses	6,627	7,132
Investment expenses	222	324
Interest expense	297	385
General and administrative expenses	319	263

Total expenses	21,257	23,716

Income before federal income taxes	12,379	14,003
Federal income tax expense	3,428	3,916

Net income	$8,951	$10,087

Net income — per common share
Basic	$0.91	$0.87
Diluted	$0.90	$0.85
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total

Balance, December 31, 2009	9,986,187	$—	$226,952	$10,088	$237,040
Comprehensive income:
Net income			8,951		8,951
Other comprehensive income, net of taxes				363	363

Total comprehensive income, net of taxes					9,314

Cash dividends to shareholders, $0.11 per share			(873)		(873)
Purchase and retirement of common stock	(385,800)	—	(11,333)		(11,333)

Balance, March 31, 2010	9,600,387	$—	$223,697	$10,451	$234,148

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total

Balance, December 31, 2008	11,749,069	$—	$246,173	$7,864	$254,037
Comprehensive income:
Net income			10,087		10,087
Other comprehensive loss, net of taxes				(2,653)	(2,653)

Total comprehensive income, net of taxes					7,434

Options exercised	164,667	1,873			1,873
Shares tendered/netted in connection with option exercise	(94,293)	(3,176)	(105)		(3,281)
Cash dividends to shareholders, $0.09 per share			(959)		(959)
Excess tax benefits from share-based awards		1,303			1,303
Purchase and retirement of common stock	(393,600)		(12,315)		(12,315)

Balance, March 31, 2009	11,425,843	$—	$242,881	$5,211	$248,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Net income	$8,951	$10,087

Other comprehensive income (loss):

Unrealized appreciation (depreciation) on available-for-sale investment securities arising during the period	875	(3,779)

Amortization of net unrealized appreciation on held-to-maturity investment securities related to their transfer from the available-for-sale category	(317)	(303)

Other comprehensive income (loss) before tax	558	(4,082)

Deferred federal income tax expense (benefit)	195	(1,429)

Other comprehensive income (loss)	363	(2,653)

Comprehensive income	$9,314	$7,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from (for) operating activities
Net income	$8,951	$10,087
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,618	1,326
Net realized gains	(326)	—
Deferred federal income taxes	483	648
Current federal income taxes	2,945	3,306
Excess tax benefits from share-based awards	—	(1,303)
(Income) Loss on equity method investees	(111)	—
Changes in:
Unpaid loss and loss adjustment expenses	(7,311)	801
Unearned premiums	(475)	(340)
Other assets and liabilities	(5,023)	(234)

Net cash from operating activities	751	14,291

Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(43,599)	(5,959)
Held-to-maturity — fixed income	(23,004)	—
Other investments	(2,097)	(1,314)
Property and equipment	(97)	(50)
Proceeds from sales and maturities
Available-for-sale — fixed income	2,884	395
Held-to-maturity — fixed income	39,803	22,085
Other	5,210	108

Net cash (for) from investing activities	(20,900)	15,265

Cash flows from (for) financing activities
Common stock repurchased	(11,333)	(12,315)
Excess tax benefits from share-based awards	—	1,303
Taxes paid in connection with net option exercise	—	(1,448)
Change in payable for shares repurchased	(227)	915
Cash dividends paid	(873)	(959)
Proceeds from stock options exercised	—	40

Net cash for financing activities	(12,433)	(12,464)

Net (decrease) increase in cash and cash equivalents	(32,582)	17,092
Cash and cash equivalents, beginning of period	172,162	101,637

Cash and cash equivalents, end of period	$139,580	118,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. And Subsidiaries
Notes to unaudited Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Consolidation and Reporting
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of American Physicians Capital, Inc. (“APCapital”) and its wholly owned subsidiaries, APSpecialty Insurance Corporation, Alpha Advisors, Inc., and American Physicians Assurance Corporation (“American Physicians”). APCapital and its consolidated subsidiaries are referred to collectively herein as “the Company.” All significant intercompany accounts and transactions are eliminated in consolidation.
     The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2009 Condensed Consolidated Balance Sheet of the Company presented in this Report on Form 10-Q was derived from audited financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
3. Effects of New Accounting Pronouncements
     Fair Value Measurements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU No. 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements of the existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations. The Company has not had any transfers between Level 1 and Level 2 and therefore has not had to make any additional disclosures to comply with the new guidance. However, such disclosure may be required in future reporting periods.
4. Income Per Share
     The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$8,951	$10,087

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	9,791	11,652
Effect of dilutive stock options and awards	134	201

Denominator for diluted income per common share — adjusted weighted average shares outstanding	9,925	11,853

Net income — basic	$0.91	$0.87
Net income — diluted	$0.90	$0.85
     The diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive when the average stock price during the period exceeds the exercise price and the assumed conversion of the options, using the treasury stock method, produces an increased number of shares. Stock options with an exercise price that is higher than the average stock price during the period are excluded from the computation as their impact would be anti-dilutive. During the three months ended March 31, 2010 and 2009 there were no stock options that were considered to be anti-dilutive.
5. Investments
     The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses, at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
States and political subdivisions	$190,740	$9,663	$(311)	$200,092
Corporate securities	42,174	2,042	(138)	44,078
Mortgage-backed securities	79	4	—	83

Total fixed-income securities	232,993	11,709	(449)	244,253
Equity securities (1)	17,704	4,322	—	22,026

Total available-for-sale securities	$250,697	$16,031	$(449)	$266,279

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
States and political subdivisions	$150,488	$10,629	$—	$161,117
Corporate securities	42,173	2,117	(418)	43,872
Mortgage-backed securities	82	2	—	84

Total fixed-income securities	192,743	12,748	(418)	205,073
Equity securities (1)	15,607	2,377	—	17,984

Total available-for-sale securities	$208,350	$15,125	$(418)	$223,057

(1)	Available-for-sale equity securities are included in “Other investments” on the accompanying Condensed Consolidated Balance Sheets.
     The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of March 31, 2010 and December 31, 2009. The carrying value at March 31, 2010 and December 31, 2009 includes approximately $496,000 and $813,000 of net unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These net unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets, and will be amortized over the remaining life of the applicable securities through comprehensive income.

	March 31, 2010
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
States and political subdivisions	$241,133	$11,830	$(152)	$252,811
Corporate securities	28,822	602	(51)	29,373
Mortgage-backed securities	81,550	1,943	(118)	83,375

Total held-to-maturity fixed-income securities	$351,505	$14,375	$(321)	$365,559

	December 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
	(In thousands)
Held-to-maturity
States and political subdivisions	$225,069	$12,808	$—	$237,877
Corporate securities	34,467	646	(150)	34,963
Mortgage-backed securities	109,315	2,219	(8)	111,526

Total held-to-maturity fixed-income securities	$368,851	$15,673	$(158)	$384,366

     The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position, at March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities	(In thousands)
Available-for-sale
States and political subdivisions	$37,555	$(311)	$—	$—	$37,555	$(311)
Corporate securities	—	—	10,362	(138)	10,362	(138)

Subtotal available-for-sale	37,555	(311)	10,362	(138)	47,917	(449)

Held-to-maturity
States and political subdivisions	$17,312	$(152)	$—	$—	$17,312	$(152)
Corporate securities	—	—	5,988	(51)	5,988	(51)
Mortgage-backed securities	12,087	(118)	—	—	12,087	(118)

Subtotal held-to-maturity	29,399	(270)	5,988	(51)	35,387	(321)

Total temporarily impaired securities	$66,954	$(581)	$16,350	$(189)	$83,304	$(770)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities	(In thousands)
Available-for-sale
Corporate securities	$—	$—	$10,082	$(418)	$10,082	$(418)

Subtotal available-for-sale	—	—	10,082	(418)	10,082	(418)
Held-to-maturity
Corporate securities	$—	$—	$5,890	$(150)	$5,890	$(150)
Mortgage-backed securities	4,564	(8)	—	—	4,564	(8)

Subtotal held-to-maturity	4,564	(8)	5,890	(150)	10,454	(158)

Total temporarily impaired securities	$4,564	$(8)	$15,972	$(568)	$20,536	$(576)

     At March 31, 2010 there were a total of 26 securities that were in an unrealized or unrecognized loss position. Twenty-five of these securities had total unrealized or unrecognized loss positions totaling $665,700 and their total fair value as a percentage of the total amortized cost was 99.1%. These securities are investment grade and there is no publicly available information indicating a concern with the issuer’s credit worthiness or liquidity. Accordingly, the Company’s analyses indicate that the amortized cost of these securities will be fully recovered. The Company has no plan to sell any of these and believes that its future cash flows will be adequate to meet ongoing operating needs without the sale of these securities. Accordingly, these 25 securities were not considered other than temporarily impaired at March 31, 2010.

     The last of these 26 securities with an unrealized or unrecognized loss at March 31, 2010 was an ‘Enhanced Equipment Trust Certificate,’ or EETC, issued by Continental Airlines. The proceeds of this EETC were used to purchase aircraft, which were then pledged as collateral to back the outstanding bond principal. The Company holds $6.5 million of the Continental EETCs. At March 31, 2010 and December 31, 2009 the unrealized loss on these EETCs was $104,900 and $384,000, respectively. Based on a comprehensive analysis of the fair value of the planes that collateralize the EETCs and the potential cash flows from their sale at the point in the future when the principal on the EETCs is due, the Company has determined that the full amortized cost of the EETCs at March 31, 2010 was collectible. The Company does not plan to sell the EETCs and believes that the Company’s future cash flows will be adequate to meet its ongoing operating needs without the sale of the EETCs. Accordingly, the EETCs were not considered other than temporarily impaired at March 31, 2010.
     Although the Company did not sell any securities during the three months ended March 31, 2010 and 2009, the Company did recognize a realized gain of $326,000 related to the conversion of a bond for two new bonds of the same issuer. At March 31, 2010 and 2009 the Company did not have any securities that were considered to be other-than-temporarily impaired.
     The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at March 31, 2010, by contractual maturity, were:

Estimated
Fair Value
(In thousands)
Available-for-sale
Less than one year	$13,650
One to five years	172,155
Five to ten years	19,369
More than ten years	38,996
Mortgage-backed securities	83

Total available-for-sale	$244,253

	Carrying	Estimated
	Value	Fair Value
	(In thousands)
Held-to-maturity
Less than one year	$17,052	$17,429
One to five years	67,182	70,243
Five to ten years	151,343	159,206
More than ten years	34,378	35,306
Mortgage-backed securities	81,550	83,375

Total held-to-maturity	$351,505	$365,559

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
     The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:
Valuation of Investments
     Fair values for the Company’s investment securities are obtained from a variety of independent pricing sources. Prices obtained from the various sources are then subjected to a series of tolerance and validation checks. If securities are traded in active markets, quoted prices are used to measure fair value (Level 1). If quoted prices are not available, prices are obtained from various independent pricing vendors based on pricing models that consider a variety of observable inputs (Level 2). Benchmark yields, prices for similar securities in active markets and non-binding bid or ask price quotes are just a few of the observable inputs utilized. If pricing vendors are not able to provide a current price for a security, a fair value is developed using alternative sources based on a variety of less objective assumptions and inputs (Level 3).
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
     The Company currently has two private placement fixed-income securities that currently have Level 3 fair value classifications. One of these securities is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The other security with a Level 3 fair value is valued based on the present values of cash flows and contemplates interest rate, principal repayment and other assumptions made by the Company. The resulting fair value of the security approximates its par value. There were no significant changes in the assumptions used to value Level 3 fair value securities during the three months ended March 31, 2010 or 2009.
     Available-for-sale equity securities - are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.
     Our financial assets with changes in fair value measured on a recurring basis at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Total	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale investments:
Fixed-income securities	$244,253	$—	$238,130	$6,123
Equity securities (1)	22,026	22,026	—	—

Total	$266,279	$22,026	$238,130	$6,123

	Decmber 31, 2009
	Total	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale investments:
Fixed-income securities	$205,073	$—	$198,947	$6,126
Equity securities (1)	17,984	17,984	—	—

Total	$223,057	$17,984	$198,947	$6,126

(1)	Included in other investments on the accompanying Condensed Consolidated Balance Sheets.
     The Company had no financial liabilities that it measured at fair value at March 31, 2010 or December 31, 2009.
     The changes in the balances of Level 3 financial assets for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Available-for-sale fixed-income securities
Beginning balance	$6,126	$6,219
Principal paydowns	(3)	(16)
Net unrealized appreciation included in other comprehensive income	—	3

Ending balance	$6,123	$6,206

Investment Measured at Fair Value on a Nonrecurring Basis
     Held-to-maturity fixed-income securities - are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures described above for available-for-sale fixed-income securities, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At March 31, 2010 and December 31, 2009 the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.
Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment, internally developed software and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs, and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. At March 31, 2010 none of the aforementioned non-financial assets and non-financial liabilities were included in the unaudited Condensed Consolidated Financial Statements at fair value in accordance with the fair value redetermination guidance applicable to such assets and liabilities. Therefore, there are no disclosures concerning non-financial assets and liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
     The Company’s investment securities, limited partnership interests, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt constitute financial instruments. With the exception of fixed-income securities classified as held-to-maturity, and certain limited partnership interests, the carrying amounts of all financial instruments in the unaudited Condensed Consolidated Balance Sheets approximated their fair values at March 31, 2010 and December 31, 2009. The fair value of fixed-income held-to-

maturity securities as of both dates is disclosed in Note 5. The carrying amount and fair value of our limited partnership interests are shown in the table below.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Stilwell Associates, L.P.	$15,000	$13,047	$15,000	$15,000
Stilwell Value Partners I, L.P.	7,500	7,473	7,500	7,500
Stilwell Value Partners VI, L.P.	7,500	7,345	7,500	7,500

(1)	Limited Partnerships are included in the ‘Other Investments’ line of the accompanying balance sheet.
7. Unpaid Losses and Loss Adjustment Expenses
     Activity in the liability for unpaid loss and loss adjustment expenses for the quarter ended March 31, 2010 and the year ended December 31, 2009 was as follows:

	Three Months
	Ended	Year Ended
	March 31, 2010	December 31, 2009
	(in thousands)
Beginning balance, gross	$608,807	$644,396
Less, reinsurance recoverables	(62,316)	(81,546)

Net reserves, beginning balance	546,491	562,850

Incurred related to
Current year	21,913	94,121
Prior years	(8,121)	(36,559)

	13,792	57,562

Paid related to
Current year	(270)	(3,733)
Prior years	(18,397)	(70,187)

	(18,667)	(73,920)

Net reserves, ending balance	541,616	546,492
Plus, reinsurance recoverables	59,880	62,315

Ending balance, gross	$601,496	$608,807

Development as a % of beginning net reserves	-1.5%	-6.5%

     Favorable development on prior years’ loss reserves was experienced during both the quarter ended March 31, 2010 and the year ended December 31, 2009, as shown in the table above. Favorable development on prior years’ loss reserves during a given period represents changes in the estimate of the net liability for unpaid losses and loss adjustment expenses as of the preceding year end. Such changes in estimates, when they occur, are included in current period earnings.

     The favorable development experienced during the three months ended March 31, 2010 and the year ended December 31, 2009 was the result of continued better than expected trends in paid claim severity. The Company’s actuarial estimates of loss reserves include projections of higher severity in contemplation of medical loss cost inflation, higher reinsurance retention levels in recent years and a general change in the composition of the outstanding claim inventory. While the severity of paid claims, i.e., the average payment per claim closed with a payment, has increased, such increases have been less than anticipated in the actuarial projections of ultimate losses. In addition, the historically low levels of reported claims in recent years would typically be indicative that those claims still being reported are of a more meritorious nature. Accordingly, the actuarial projection of ultimate losses includes an assumption that the percentage of claims closed in future periods with a payment should be increasing. However, the trend of increasing paid claim frequency has not materialized to the extent anticipated. As a result the actuarial projection of ultimate losses pertaining to prior accident years has decreased, resulting in positive prior year development during the three months ended March 31, 2010.
     The Company believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at March 31, 2010 is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying unaudited Condensed Consolidated Balance Sheets. However, the favorable development recorded during the three months ended March 31, 2010 is not necessarily indicative of the results to be expected for the year ended December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, particularly “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “we,” “our” and “us” are references to the Company. References to “APCapital” are references to the holding company, American Physicians Capital, Inc.
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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in this report and our other reports filed with the Securities and Exchange Commission, including those listed in our most recent Annual Report on Form 10-K under “Item 1A — Risk Factors,” and the following:
•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.
•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.
•	Market illiquidity and volatility associated with the current financial crisis makes the fair values of our investments increasingly difficult to estimate, and may have other unforeseen consequences that we are currently unable to predict. An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.
•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.
•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	A downgrade in the A.M. Best Company rating of our primary insurance subsidiary could reduce the amount of business we are able to write.
•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.
•	The unpredictability of court decisions could have a material impact on our operations.
•	Our business could be adversely affected by the loss of one or more key employees.
•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.
•	Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future cash dividends and share repurchases.
•	Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.
•	Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to our shareholders.
     Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Overview of APCapital
     APCapital is an insurance holding company whose financial performance is heavily dependent upon the results of operations of our insurance subsidiaries. Our insurance subsidiaries are property and casualty insurers that write almost exclusively medical professional liability insurance for physicians and other healthcare professionals, principally in the Midwest and New Mexico. As a property and casualty insurer, our profitability is primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While our underwriting gain (loss) is a key performance indicator of our operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss, yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.

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
     On June 23, 2009, our Board of Directors declared a four-for-three stock split of APCapital’s common shares to shareholders of record as of the close of business on July 10, 2009. Shares resulting from the stock split were distributed to shareholders on July 31, 2009. Share and per share data, including dividends paid to shareholders, have been retroactively adjusted in this Quarterly Report on Form 10-Q to reflect the stock split.
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
Non-GAAP Financial Measures
     Accident Year Loss Ratio: In addition to the loss ratio, which uses calendar year incurred losses as described above, we also use an accident year loss ratio, which is a non-GAAP financial measure, to evaluate our loss experience. The accident year loss ratio uses only those loss and loss adjustment expenses incurred that relate to the current accident year, and therefore excludes the effect of development on prior year loss reserves. We believe the accident year loss ratio is useful in evaluating our current underwriting performance, as it focuses on the relationship between premiums earned in the current year and losses incurred related to the exposure represented by the premiums earned in the current year related to those policies. As with the calendar year loss ratio, a lower accident year loss ratio indicates that the premiums currently being earned will result in a greater profit, all other factors being equal. Accident year loss ratios are reconciled to calendar loss ratios in the first two tables under “—Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.”
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
     Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies” of our most recent Annual Report on Form 10-K. There have been no material changes to our critical accounting policies since the most recent year end.

Results of Operations — Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three months ended March 31, 2010 and 2009.

			Change
	2010	2009	Dollar	Percentage(2)
	(dollars in thousands)
Direct premiums written	$27,296	$30,121	$(2,825)	-9.4%

Net premiums written	$26,035	$28,720	$(2,685)	-9.3%

Net premiums earned	$26,695	$29,306	$(2,611)	-8.9%
Losses and loss adjustment expenses
Current year losses	21,913	23,836	(1,923)	8.1%
Prior year losses	(8,121)	(8,224)	103	-1.3%

Total	13,792	15,612	(1,820)	11.7%
Underwriting expenses	6,627	7,132	(505)	7.1%

Total underwriting gain	6,276	6,562	(286)	-4.4%
Other revenue (expense) items
Investment income	6,366	8,190	(1,824)	-22.3%
Net realized gain	326	—	326	0.0%
Other income	249	223	26	11.7%
Other expenses (1)	(838)	(972)	134	13.8%

Total other revenue and expense items	6,103	7,441	(1,338)	-18.0%

Income before federal income taxes	12,379	14,003	(1,624)	-11.6%
Federal income tax expense	3,428	3,916	(488)	12.5%

Net income	$8,951	$10,087	$(1,136)	-11.3%

Loss Ratio:
Accident year	82.1%	81.3%		0.8%
Prior years	-30.4%	-28.0%		-2.4%

Calendar year	51.7%	53.3%		-1.6%
Underwriting expense ratio	24.8%	24.3%		0.5%
Combined ratio	76.5%	77.6%		-1.1%
Pre-tax investment yield	3.24%	3.98%		-0.7%
Return on beginning equity (annualized)	15.1%	15.9%		-0.8%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items’ change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

Overview
     Net income for the three months ended March 31, 2010 was down compared to the same periods of last year. The decreases in net income was primarily attributable to the decrease in investment income, partially offset by a decrease in federal income tax expense.
Premiums Written and Earned
     The following table shows our direct premiums written by major geographical market, as well as the relationship between direct and net premiums written, for the quarters ended March 31, 2010 and 2009.

			Change
	2010	2009	Dollar	Percentage
		(dollars in thousands)
Direct premiums written
Michigan	$7,768	$8,669	$(901)	-10.4%
Illinois	8,099	8,347	(248)	-3.0%
Ohio	4,806	5,873	(1,067)	-18.2%
New Mexico	4,351	4,809	(458)	-9.5%
Other	2,272	2,423	(151)	-6.2%

Total	$27,296	$30,121	$(2,825)	-9.4%

Net premiums written	$26,035	$28,720	$(2,685)	-9.3%

Ratio of net premiums written to direct	95.4%	95.3%		0.1%

     The medical professional liability insurance market remains highly competitive, which continues to place downward pressure on premium rates. Ohio has been particularly competitive, as in December 2008, one of the major medical professional liability writers in that state announced a 20% rate decrease. As a result of these premium rate decreases, our direct written premiums were down for the first quarter of 2010 compared to the first quarter of 2009. Despite the competition in many of our core markets, we retained 88.1% of our insureds whose policies were up for renewal during the first three months of 2010.
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
     The decrease in net premiums written for the quarter ended March 31, 2010, compared to the comparable period of 2009, was almost identical with the decrease in direct premiums written. This result was expected as the 2010 year reinsurance treaty terms are substantially the same as the terms of the 2009 year treaty.

     Net premiums earned during the quarter ended March 31, 2010, compared with the same period last year, decreased slightly less than net premiums written. This variability in earned premiums compared with premiums written is the result of the premium “earn out” or “lag”. Premiums are earned pro rata over the policy term, typically one year. This means that premiums earned during 2010 are based on premiums written not only during 2010, but the previous 12 months as well.
Loss and Loss Adjustment Expenses
     Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, for the first quarter of 2010 decreased $1.8 million compared with the same period of 2009. The decrease in losses was principally the result of a $1.9 million decrease in current accident year losses due to the decrease in exposures, as represented by the lower net earned premiums in the first quarter of 2010 compared to the same period a year ago. The accident year loss ratio increased from 81.3% in the first quarter of 2009 to 82.1% in the first quarter of 2010. The increase was expected and was principally the result of premium rate decreases we took in 2009.
     Reported claims for the three months ended March 31, 2010 increased to 296 compared with 244 for the same period last year. The most significant increase came from New Mexico, where reported claims increased from 52 to 101. We have historically seen a certain amount of volatility in claims reporting in New Mexico, especially in the first quarter. However, as disclosed in our most recent Annual Report on Form 10-K, coverage under the New Mexico Patients Compensation Fund, or PCF, for corporate entities, other than hospitals and outpatient health care facilities, is being challenged in the courts. In addition, tort reform legislation in Illinois was recently overturned. We continue to monitor reported claims frequency closely in all markets, but especially in New Mexico and Illinois as a result of the uncertainties surrounding the New Mexico PCF and the potential for an increase in the number and severity of claims filed in Illinois due to the overturning of that state’s tort reform legislation.
     Favorable development on medical professional liability prior years’ loss reserves for the three months ended March 31, 2010 was $8.5 million, compared with $10.0 million for the three months ended March 31, 2009. Adverse development on prior years’ workers’ compensation loss reserves of $1.8 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, partially offset the favorable development on medical professional liability, resulting in net favorable development of $8.1 million and $8.2 million, respectively. The favorable development on medical professional liability loss reserves for the three months ended March 31, 2010 was attributable to continued favorable claim trends on our medical professional liability business, as discussed in greater detail below.
     The decrease in the adverse development on prior years’ workers’ compensation loss reserves was the result of a change in the way we were viewing increases in workers’ compensation case reserves in late 2009. Historically, our actuarial analyses had contemplated that increases in workers’ compensation case reserves reflected ‘stronger’ reserves. However, as we were continually experiencing adverse development on workers’ compensation loss reserves, we conducted a thorough analysis, which resulted in a conclusion that the increases in case reserves were at least partially attributable to an increase in claim severity, especially for the medical cost portion of the claims. As a result, we increased workers’ compensation loss reserves in the fourth quarter of 2009. That increase in workers’ compensation loss reserves has proven to be prudent as our analysis of workers’ compensation claim trends in the first quarter of

2010 indicated that workers’ compensation are now more adequate, thus reducing the amount of adverse development recognized in the first quarter of 2010.
     Our actuarial estimates of reserves include projections of higher severity in contemplation of medical loss cost inflation, our higher reinsurance retention levels in recent years and a general change in the composition of our outstanding claims inventory. As the number of outstanding claims and frequency of non-meritorious claims have declined, we assumed the remaining claims would be more severe and have a higher likelihood of loss. While paid claim severity has increased in recent periods as it also did in the first quarter, as noted in our Annual Report on Form 10-K for the year ended December 31, 2009, such increases remain lower than anticipated given the historically low reported claim frequency we have experienced during the last several years. In addition, the impact of medical loss cost inflation and higher reinsurance levels has not been as severe as we anticipated. As a result of these less than expected severity trends, our actuarially projected ultimate losses for prior accident years have decreased. Accordingly, our actuarial projection of ultimate losses assumes that the percentage of claims closed in future periods with a payment should be increasing. However, the trend of increasing paid claim frequency has not materialized to the extent we had anticipated. As a result we have decreased the actuarial projection of ultimate losses pertaining to prior accident years, contributing to the favorable prior year development during the three months ended March 31, 2010 that resulted from less than anticipated paid claim severity as noted above.
     We believe that our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of March 31, 2010. However, should actual loss trends continue to develop more favorably than our prior estimates, we likely will experience additional favorable development in future periods. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the claim trends we have noted in recent years, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.
Underwriting Expenses
     Underwriting expenses for the quarter ended March 31, 2010 decreased compared to the same period a year ago. The decrease in underwriting expenses was primarily attributable to the decline in our premium volume and the corresponding decline in those expenses that vary with premium volume. The underwriting expense ratio for the first quarter of 2010 increased 0.5% to 24.8%, compared to 24.3% in the first quarter of 2009. The increase is also primarily attributable to our decline in premiums, as we had a lower premium base over which to spread underwriting costs that do not vary with premium volume, such as depreciation, property taxes and other overhead related costs, as well as certain personnel related expenses, and commission increases.
Investment Income
     Investment income was down for the first quarter of 2010 compared to the same period a year ago. The decrease in investment income was primarily attributable to the disposition of higher yielding long-term U.S. Government, corporate bonds and mortgage backed securities. During 2009, $117.1 million of our long-term bonds, having a weighted average annual yield of 5.76%, matured, were called or were paid down. In addition, in the fourth quarter of 2009, we sold $29.2 million of long-term corporate bonds with a weighted average annual yield of 6.72%.

A portion of the proceeds from long-term bond maturities, calls and sales in 2009 were reinvested in limited partnerships, which focus more on long-term capital appreciation rather than the production of investment income. As the financial markets stabilize in 2010, we believe that long-term yields will increase. As a result, throughout 2009 and into 2010, we have been increasing our cash position to enable us to be flexible and to take advantage of opportunities in the long-term bond markets that may emerge. This increase in our cash position, combined with historically low short-term interest rates, has resulted in a decrease in the yield of our total invested asset portfolio to 3.24% for the first quarter of 2010, from 3.98% in the first quarter of 2009. If short-term interest rates remain at the historically low levels seen since late 2008, and we continue with our share-repurchase plan, it is likely that investment income will continue to moderately decline in future periods.
Net Realized Losses
     Although we did not sell any securities during the first quarter of 2010, we did experience a modest realized gain on a bond that was converted into two separate bonds of the same issuer. We had no net realized gains or losses on investments during the first quarter of 2009.
Other Expenses
     The decrease in other expenses was the result of lower interest expense on our long-term debt and reduced investment expenses. The average interest rate on the debt is 4.14% plus the three-month London Interbank Offered Rate (LIBOR). The LIBOR rate is reset quarterly in approximately the middle of February, May, August and November. The decrease in investment expense was the result of several factors, no single one of which was material and are unlikely to reoccur.
Income Taxes
     The effective tax rates for the quarter ended March 31, 2010 was 27.7% down from 28.0% for the same period of 2009. This rate differs from the statutory rate of 35% percent primarily as a result of tax exempt investment income.
Liquidity and Capital Resources
     The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, the repayment of long-term debt, the payment of cash dividends to APCapital’s shareholders, and the repurchase of shares of APCapital’s outstanding common stock.
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
Parent Company
     APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 19 of the Notes to Consolidated Financial Statements included in our most recent Annual Report on Form 10-K. In March 2010, American Physicians obtained permission from the State of Michigan Office of Financial and Insurance Regulation to pay “extraordinary” dividend of $10 million to APCapital. The $10 million dividend, which was paid in March 2010, was deemed extraordinary as a result of the timing, and not the amount. Without regulatory approval, dividends otherwise could not have been paid until June 2010. It is our intent, pending regulatory approval, for American Physicians to pay APCapital a quarterly dividend of $10.0 million in June, September and December 2010, or $40.0 million in total during 2010. Although the $40.0 million total in 2010 falls within the ordinary dividend limits, the $10.0 million in both September and December 2010 would be extraordinary as a result of timing. At March 31, 2010, APCapital had cash on hand of $20.3 million.
     We paid a quarterly cash dividend of $0.09 per common share on March 31, 2010, which totaled approximately $873,000. On April 29, 2010, the Board of Directors declared a second-quarter cash dividend of $0.09 per common share payable on June 30, 2010, to shareholders of record on June 15, 2010, which is expected to result in a total payout of approximately $0.9 million.
     The Board’s current intention is to pay a comparable cash dividend on a quarterly basis for the foreseeable future. However, the payment of future dividends will depend upon the availability of cash resources at APCapital, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.
     We continued to repurchase shares of our outstanding common stock during the first quarter of 2010. A total of 385,800 shares were repurchased during 2010 at a cost of $11.3 million, or $29.37 per share. Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Report on Form 10-Q, contains additional details of our share repurchase programs, as well as the restrictions and limitations pertaining to any share repurchases. Our current intent is to continue with our share repurchase programs for the foreseeable future, subject to any restrictions and limitations imposed by law or contained in such programs, and the availability of cash resources.
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
Consolidated
     While our net cash flows from operations have been decreasing over the last several years, $28.9 million, $41.4 million and $46.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily as a result of decreases in premium receipts and investment income collected, quarterly comparisons of net operating cash flows are frequently distorted. This is especially true for a company such as ours where the payment of claims is the primary cash outflow. Medical professional liability claims are high dollar and low volume. Accordingly, a change in the number of claims paid, of even a dozen or less, can result in a change in cash flows of several million dollars. As a result judgment and caution should be employed when using any quarterly cash flow information to project or extrapolate future cash flows.
     Accordingly, the $13.5 million decrease in our net cash flow from operations during the first quarter of 2010, to $0.8 million from $14.3 in the first quarter of 2009 is not necessarily indicative of expected cash flows for future periods. This decrease was primarily the result of a $9.4 million increase in net loss and loss adjustment expense payments as well as the receipt of cash from reinsurers in the first quarter of 2009 of $3.7 million related to the commutation of our 2005 reinsurance treaty, effective December 31, 2008.
     At March 31, 2010, our insurance and other operating subsidiaries had $119.3 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, we had $244.3 million of available-for-sale fixed-income securities that could be sold to generate cash. Our held-to-maturity fixed-income security portfolio includes $17.1 million, $67.2 million $151.3 million and $34.4 million of securities that mature in the next year, one to five years, five to 10 years, and more than 10 years, respectively. In addition, we have $81.6 million of mortgage-backed securities classified as held-to-maturity that provide periodic principal repayments.

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
Statutory Capital and Surplus
     Our statutory capital and surplus (collectively referred to herein as “surplus”) at March 31, 2010 was $209.9 million, which results in a net premium written to surplus ratio of 0.51:1 based on $107.0 million of net premiums written during the 12 months ended March 31, 2010. In general, we believe that A.M. Best and state insurance regulators prefer to see a net premium written to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower.
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
     The table below shows net case reserves, open claim counts, average net case reserves per open claim, net IBNR reserve and total net reserves for our medical professional liability line of business as of March 31, 2010 and December 31, 2009. Net reserves include direct and assumed reserves, reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves, which are reported as a component of reinsurance recoverables in the balance sheet.

	March 31,	December 31,
	2010	2009	Change	% Change
	(In thousands, except claim and per claim data)
Net case reserves	$253,063	$236,244	$16,819	7.1%
Number of open claims	1,372	1,290	82	6.4%
Average net case reserve per open claim	$184,448	$183,135	$1,313	0.7%
Net IBNR reserves	$264,048	$285,373	$(21,325)	-7.5%
Total net reserves	$517,111	$521,617	$(4,506)	-0.9%
     Our average net case reserve per open claim continued to increase during the first quarter of 2010. However, claims associated with prior years continue to settle for less than expected. As a result, our actuarial projections of ultimate losses indicated a reduction in IBNR reserves.
     Our run-off workers’ compensation net reserves at March 31, 2010 were $24.0 million compared with $24.3 million at December 31, 2009. Although we experienced a slight decrease in our workers’ compensation net reserves our net average reserve per open claim increased to $115,800 at March 31, 2010 compared to $108,800 at March 31, 2009. The increase in the average case reserve is a result of rising claim costs associated with ongoing medical expenses with a number of claims. Workers’ compensation, like medical professional liability, is a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Open workers compensation claims decreased to 160 at March 31, 2010 from 175 at December 31, 2009.
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
     Activity in the net liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2010 and year ended December 31, 2009 can be found in Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such information is incorporated herein by reference.
Investments
     Our fixed-income investment security portfolio consists principally of high quality corporate, government-sponsored agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value (1)	Portfolio	Value (1)	Portfolio
Tax-exempt municipal securities	$440,698	74.0%	$385,111	67.1%
Corporate securities	73,427	12.3%	79,414	13.8%
Mortgage-backed securities	81,633	13.7%	109,399	19.1%

Total fixed-income securities	$595,758	100.0%	$573,924	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.
     All of our tax-exempt municipal securities are insured. However, when purchasing municipal and other tax-exempt securities, we do not rely on the insurance, but rather focus on the credit worthiness of the underlying issuing authority. In addition, we purchase only “essential purpose” tax-exempt bonds. Essential purpose bonds are used to fund projects such as schools, water and sewer, road improvements as well as other necessary services. These bonds are often general obligations and are backed by the full taxing authority of the city, county or state, and have a very low historical rate of default. Our mortgage-backed securities are all issued by government sponsored enterprises, principally the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All of the Fannie Mae and Freddie Mac mortgage-backed securities consist of “conforming” mortgage loans that were issued prior to April 2005, are guaranteed by the issuing government-sponsored agency, and have support tranches designed to promote the predictability of principal repayment cash flows.
     The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s (“S&P”) credit quality rating at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
Rating	Value (1)	Total	Value (1)	Total
AAA	$236,231	39.7%	$250,783	43.7%
AA	265,507	44.6%	227,576	39.7%
A	65,866	11.1%	67,672	11.8%
BBB	15,635	2.6%	15,650	2.6%
BB	6,396	1.1%	6,117	1.1%

	589,635	99.0%	567,798	98.9%
Private Placement	6,123	1.0%	6,126	1.1%

Total	$595,758	100.0%	$573,924	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.

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
     Other investments increased $4.2 million during the three months ended March 31, 2010. This increase was primarily attributable to the purchase of additional stock in one of our equity investments of $2.1 million as well as an increase in the fair value of this equity investment of $1.6 million.
Other Significant Balance Sheet Items
     Assets, other than our cash and invested assets, at March 31, 2010 decreased approximately $4.9 million from December 31, 2009. The principal components of this decrease were premiums receivable of $3.0 million and other assets of $3.7 million, partially offset by an increase in reinsurance recoverables of $2.6 million. The premiums receivable decrease was the result of the decrease in our direct premiums written and the decrease in other assets was primarily the result of a decrease in our federal income tax recoverable of $2.9 million. The increase in reinsurance recoverables was due to a large claim due from our reinsurers as of March 31, 2010.
     Total liabilities at March 31, 2010 decreased $8.6 million when compared to December 31, 2009. The decrease was primarily due to the $7.3 million decrease in unpaid loss and loss adjustment expenses reserves and $0.8 million decrease in other liabilities. The decrease in unpaid loss and loss adjustment expenses was mostly the result of downward revisions in the estimated reserves associated with prior accident years as discussed in “–Results of Operations.” The decrease in other liabilities was the result of decreases in payables related to the accruals for bonus payouts and pension contributions partially offset by an increase in payable for securities related to the purchase of securities not settled as of March 31, 2010.
     Shareholders’ equity decreased $2.9 million from December 31, 2009 to $234.1 million at March 31, 2010. This decrease was the result of share repurchases, which totaled $11.3 million during the three months ended March 31, 2010 and shareholder dividend payments of $0.9 million. Net income of $9.0 million, as well as a $0.4 million, net of tax, increase in unrealized appreciation on investments during the first three months of 2010 partially offset the decreases in shareholders’ equity. Shares outstanding at March 31, 2010 were 9,600,387, a decrease of 385,800 from December 31, 2009, as a result of share repurchases. Book value per share increased 2.7% to $24.39 at March 31, 2010, from $23.74 at December 31, 2009.
Contractual Obligations and Off-Balance Sheet Arrangements
     Our contractual obligations and off-balance sheet arrangements are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the most recent fiscal year end.
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
     At March 31, 2010, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.
Qualitative Information About Market Risk
     At March 31, 2010, 97.9% of our fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $6.1 million of private placement issues (which constitutes 1% of our fixed-income security portfolio), was considered investment grade. We consider fixed-income securities with a credit rating of BBB or higher to be investment grade. A table with the allocation of our fixed-income securities, by S&P credit quality rating, may be found in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition.” Non-investment grade securities are generally considered to be a greater credit risk.
     We closely monitor the credit quality of the individual securities in our fixed-income portfolio to help manage credit risk. In addition, our investment guidelines limit our fixed-income security holdings pertaining to any one issuer, other than U.S. Government and agency backed securities, to less than 3% of statutory admitted assets, or 5% of statutory surplus. In practice this has generally resulted in limiting such investments to approximately $6 million per issuer at our American Physicians subsidiary. We also diversify our holdings so that there is not a significant concentration in any one industry or geographical region.
     Furthermore, we periodically review our investment portfolio for any potential credit quality or collection issues and for any equity securities whose decline in fair value is deemed to be other than temporary. As a result of these reviews, we have determined that none of our fixed-income or strategic equity security investments were other than temporarily impaired at March 31, 2010.
     Held-to-maturity fixed-income securities are not carried at fair value on the balance sheet. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 23.2%, or $81.6 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. Mortgage-backed securities, unlike most other fixed-income securities, do not have a fixed maturity date as the individual underlying mortgages that comprise these securities may be prepaid without penalty. So, while the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will typically accelerate principal payments. This variability in principal payments is known as prepayment risk.
Quantitative Information About Market Risk
Interest Rate Risk
     At March 31, 2010, our available-for-sale fixed-income security portfolio was valued at $244.3 million and had an average modified duration of 2.67 years, compared to a portfolio valued at $205.1 million with an average modified duration of 2.61 years at December 31, 2009. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at March 31, 2010 and December 31, 2009. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	March 31, 2010			December 31, 2009
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(dollars in thousands)			(dollars in thousands)
+2%	$232,071	$(12,182)	2.57	$195,468	$(9,605)	2.31
+1%	238,001	(6,252)	2.43	200,063	(5,010)	2.30
0	244,253		2.67	205,073		2.61
-1%	251,008	6,755	2.74	210,490	5,417	2.63
-2%	257,827	13,574	2.82	214,889	9,816	2.69
Equity Price Risk
     At March 31, 2010, the fair value of our available-for-sale equity securities was $22.0 million. These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.49 at March 31, 2010. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10% the fair value of our equity securities would be expected to increase by 4.9% to $23.1 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 4.9% in the fair value of our equity securities to $21.0 million. The selected hypothetical changes of plus or minus 10% assumed in this illustration are not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account current or future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the repurchases of common stock for the quarter ended March 31, 2010:

			Total Number
	Total		of Shares	Maximum Dollar
	Number of	Average	Repurchased as	Value of Shares that May Yet Be
	Shares	Price Paid	Part of Publicly	Repurchased Under the Plans or Programs
	Repurchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan (b)
For the month ended January 31, 2010	114,200	$29.39	114,200	$15,955,191	$22,824,850
For the month ended February 28, 2010	162,300	$27.90	162,300	$15,955,191	$18,297,409
For the month ended March 31, 2010	109,300	$31.55	109,300	$15,697,179	$15,106,605
For the three months ended March 31, 2010	385,800	$29.37	385,800	$15,697,179	$15,106,605

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. On December 3, 2009 the Board authorized the repurchase of an additional $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2009, as well as the rollover of any unused authorization into 2010.The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the plan have been used. The Company may terminate the Rule 10b5-1 plan at any time.
Item 6. Exhibits
Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2010

AMERICAN PHYSICIANS CAPITAL, INC.
By:	/s/ R. Kevin Clinton
R. Kevin Clinton
Its: President and Chief Executive Officer

By:	/s/ Frank H. Freund
Frank H. Freund
Its: Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Fixed-Income Security Detail of American Physicians Capital, Inc. and Subsidiaries’ Investment Portfolio as of March 31, 2010.