Form 10-Q
period 2010-06-30
AMERICAN PHYSICIANS CAPITAL INC
filed 2010-08-09
CIK 1118148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2010, was 9,323,087.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed-income securities
Available-for-sale, at fair value	$263,083	$205,073
Held-to-maturity, at amortized cost	328,728	368,851
Other investments	57,193	53,303

Total investments	649,004	627,227

Cash and cash equivalents	140,651	172,162
Premiums receivable	26,556	29,662
Reinsurance recoverable	63,754	63,283
Deferred federal income taxes	16,233	17,328
Property and equipment, net of accumulated depreciation	7,848	8,090
Other assets	26,114	26,762

Total assets	$930,160	$944,514

Liabilities
Unpaid losses and loss adjustment expenses	$596,077	$608,807
Unearned premiums	45,677	50,670
Long-term debt	25,928	25,928
Other liabilities	27,148	22,069

Total liabilities	694,830	707,474

Commitments & Contingencies

Shareholders’ Equity
Common stock, no par value, 50,000,000 shares authorized: 9,339,087 and 9,986,187 shares outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in-capital	—	—
Retained earnings	223,992	226,952
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes	11,338	10,088

Total shareholders’ equity	235,330	237,040

Total liabilities and shareholders’ equity	$930,160	$944,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net premiums written	$25,095	$23,389	$51,130	$52,109
Change in net unearned premiums	4,293	4,993	4,953	5,579

Net premiums earned	29,388	28,382	56,083	57,688

Investment income	6,298	8,028	12,664	16,218
Net realized gains	—	—	326	—
Other income	282	212	531	435

Total revenues and other income	35,968	36,622	69,604	74,341

Losses and loss adjustment expenses	14,652	13,113	28,444	28,725
Underwriting expenses	7,042	7,319	13,669	14,451
Investment expenses	261	215	483	539
Interest expense	305	344	602	729
General and administrative expenses	1,138	327	1,457	590
Other expenses	—	(40)	—	(40)

Total expenses	23,398	21,278	44,655	44,994

Income before federal income taxes	12,570	15,344	24,949	29,347
Federal income tax expense	3,138	4,354	6,566	8,270

Net income	$9,432	$10,990	$18,383	$21,077

Net income — per common share
Basic	$1.00	$0.99	$1.91	$1.85
Diluted	$0.98	$0.97	$1.88	$1.82
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN PHYSICIANS CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except share data)

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
Balance, December 31, 2009	9,986,187	$—	$226,952	$10,088	$237,040
Comprehensive income:
Net income			18,383		18,383
Other comprehensive income, net of taxes				1,250	1,250

Total comprehensive income, net of taxes					19,633

Quarterly cash dividends to shareholders, $0.09 per share			(1,723)		(1,723)
Purchase and retirement of common stock	(647,100)	—	(19,620)		(19,620)

Balance, June 30, 2010	9,339,087	$—	$223,992	$11,338	$235,330

				Accumulated
		Additional		Other
	Shares	Paid-in	Retained	Comprehensive
	Outstanding	Capital	Earnings	Income	Total
Balance, December 31, 2008	11,749,069	$—	$246,173	$7,864	$254,037
Comprehensive income:
Net income			21,077		21,077
Other comprehensive income, net of taxes				74	74

Total comprehensive income, net of taxes					21,151

Options exercised	178,647	2,056			2,056
Shares tendered/netted in connection with option exercise	(99,733)	(3,384)	—		(3,384)
Quarterly cash dividends to shareholders, $0.0825 per share			(1,858)		(1,858)
Excess tax benefits from share-based awards		1,380			1,380
Purchase and retirement of common stock	(1,090,000)	(52)	(33,121)		(33,173)

Balance, June 30, 2009	10,737,983	$—	$232,271	$7,938	$240,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$9,432	$10,990	$18,383	$21,077

Other comprehensive income:

Unrealized appreciation on available-for-sale investment securities arising during the period	1,454	4,452	2,330	673

Amortization of net unrealized appreciation on held-to-maturity investment securities related to their transfer from the available-for-sale category	(90)	(256)	(407)	(559)

Other comprehensive income before tax	1,364	4,196	1,923	114

Deferred federal income tax expense	478	1,469	673	40

Other comprehensive income	886	2,727	1,250	74

Comprehensive income	$10,318	$13,717	$19,633	$21,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Physicians Capital, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from (for) operating activities
Net income	$18,383	$21,077
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,336	2,644
Net realized gains	(326)	—
Deferred federal income taxes	422	997
Current federal income taxes	(657)	812
Excess tax benefits from share-based awards	—	(1,380)
(Income) loss on equity method investees	(100)	71
Changes in:
Unpaid loss and loss adjustment expenses	(12,730)	(8,599)
Unearned premiums	(4,993)	(5,607)
Other assets and liabilities	(624)	7,232

Net cash from operating activities	2,711	17,247

Cash flows from (for) investing activities
Purchases
Available-for-sale — fixed income	(72,374)	(12,988)
Held-to-maturity — fixed income	(23,004)	—
Other investments	(2,097)	(1,437)
Property and equipment	(101)	(132)
Proceeds from sales and maturities
Available-for-sale — fixed income	14,019	452
Held-to-maturity — fixed income	61,876	69,013
Other	8,907	—

Net cash (for) from investing activities	(12,774)	54,908

Cash flows from (for) financing activities
Common stock repurchased	(19,620)	(33,173)
Excess tax benefits from share-based awards	—	1,380
Taxes paid in connection with net option exercise	—	(1,448)
Change in payable for shares repurchased	(105)	266
Cash dividends paid	(1,723)	(1,858)
Proceeds from stock options exercised	—	120

Net cash for financing activities	(21,448)	(34,713)

Net (decrease) increase in cash and cash equivalents	(31,511)	37,442
Cash and cash equivalents, beginning of period	172,162	101,637

Cash and cash equivalents, end of period	$140,651	139,079

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
          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Stock Split
          Share and per share data, including dividends paid to shareholders, have been retroactively adjusted in these unaudited Condensed Consolidated Financial Statements and notes thereto to reflect a four-for-three stock split effective on July 31, 2009.
2. Effects of New Accounting Pronouncements
          Fair Value Measurements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU No. 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements of the existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of guidance effective for fiscal years beginning after December 15, 2009 did not have an impact on the Company’s financial position or results of operations. The Company has not had any transfers between Level 1 and Level 2 and therefore has not had to make any additional disclosures to comply with the new guidance. However, such disclosure may be required in future reporting periods.
3. Income Per Share
          The following table sets forth the details regarding the computation of basic and diluted net income per common share for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$9,432	$10,990	$18,383	$21,077

Denominator:
Denominator for basic income per common share — weighted average shares outstanding	9,476	11,108	9,633	11,380

Effect of dilutive stock options and awards	140	167	137	184

Denominator for diluted income per common share — adjusted weighted average shares outstanding	9,616	11,275	9,770	11,564

Net income — basic	$1.00	$0.99	$1.91	$1.85
Net income — diluted	$0.98	$0.97	$1.88	$1.82

          The diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. During the three and six months ended June 30, 2010 and 2009 there were no stock options that were considered to be anti-dilutive.
4. Investments
          The composition of the Company’s available-for-sale investment security portfolio, including unrealized gains and losses, at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
States and political subdivisions	$207,862	$11,055	$(20)	$218,897
Corporate securities	42,179	2,016	(89)	44,106
Mortgage-backed securities	75	5	—	80

Total fixed-income securities	250,116	13,076	(109)	263,083
Equity securities (1)	17,704	4,070	—	21,774

Total available-for-sale securities	$267,820	$17,146	$(109)	$284,857

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
States and political subdivisions	$150,488	$10,629	$—	$161,117
Corporate securities	42,173	2,117	(418)	43,872
Mortgage-backed securities	82	2	—	84

Total fixed-income securities	192,743	12,748	(418)	205,073
Equity securities (1)	15,607	2,377	—	17,984

Total available-for-sale securities	$208,350	$15,125	$(418)	$223,057

(1)	Available-for-sale equity securities are included in “Other investments” on the accompanying Condensed Consolidated Balance Sheets.
          The following table shows the carrying value, gross unrecognized holding gains and losses, as well as the estimated fair value of the Company’s held-to-maturity fixed-income security portfolio as of June 30, 2010 and December 31, 2009. The carrying value at June 30, 2010 and December 31, 2009 includes approximately $406,000 and $813,000 of net unrealized gains, respectively, as a result of the transfer of certain securities from the available-for-sale to the held-to-maturity category in previous years. These net unrealized gains continue to be reported as a component of accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets, and will be amortized over the remaining life of the applicable securities through comprehensive income.

	June 30, 2010
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
		(In thousands)
Held-to-maturity
States and political subdivisions	$240,500	$13,753	$(2)	$254,251
Corporate securities	24,422	599	—	25,021
Mortgage-backed securities	63,806	1,468	(87)	65,187

Total held-to-maturity fixed-income securities	$328,728	$15,820	$(89)	$344,459

	December 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
		(In thousands)
Held-to-maturity
States and political subdivisions	$225,069	$12,808	$—	$237,877
Corporate securities	34,467	646	(150)	34,963
Mortgage-backed securities	109,315	2,219	(8)	111,526

Total held-to-maturity fixed-income securities	$368,851	$15,673	$(158)	$384,366

     The following tables show the Company’s gross, unrealized in the case of available-for-sale securities, or unrecognized for held-to-maturity securities, investment losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position, at June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Available-for-sale
States and political subdivisions	$7,937	$(21)	$—	$—	$7,937	$(21)
Corporate securities	6,445	(55)	3,966	(33)	10,411	(88)

Subtotal available-for-sale	14,382	(76)	3,966	(33)	18,348	(109)

Held-to-maturity
States and political subdivisions	$4,611	$(2)	$—	$—	$4,611	$(2)
Corporate securities	—	—	—	—	—	—
Mortgage-backed securities	11,795	(87)	—	—	11,795	(87)

Subtotal held-to-maturity	16,406	(89)	—	—	16,406	(89)

Total temporarily impaired securities	$30,788	$(165)	$3,966	$(33)	$34,754	$(198)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Unrealized or		Unrealized or		Unrealized or
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Available-for-sale
Corporate securities	$—	$—	$10,082	$(418)	$10,082	$(418)

Subtotal available-for-sale	—	—	10,082	(418)	10,082	(418)

Held-to-maturity
Corporate securities	$—	$—	$5,890	$(150)	$5,890	$(150)
Mortgage-backed securities	4,564	(8)	—	—	4,564	(8)

Subtotal held-to-maturity	4,564	(8)	5,890	(150)	10,454	(158)

Total temporarily impaired securities	$4,564	$(8)	$15,972	$(568)	$20,536	$(576)

          At June 30, 2010 there were a total of 12 securities that were in an unrealized or unrecognized loss position. Eleven of these securities were in an unrealized loss position for less than 12 months and had unrealized or unrecognized loss positions totaling $165,000. These securities are investment grade and there is no publicly available information indicating a concern with the issuer’s credit worthiness or liquidity. Accordingly, the Company’s analyses indicate that the amortized cost of these securities will be fully recovered. The Company has no plan to sell any of these and believes that its future cash flows will be adequate to meet ongoing operating needs without the sale of these securities. Accordingly, these 11 securities were not considered other than temporarily impaired at June 30, 2010.
          The last of these 12 securities has an unrealized loss of $33,000 at June 30, 2010 and has been in an unrealized loss position for more than 12 months. This security is a private placement security, and trades at less than amortized cost due to an illiquidity factor rather than concerns regarding the creditworthiness of the issuer. The Company does not plan to sell this security and believes that the

Company’s future cash flows will be adequate to meet its ongoing operating needs without the sale of the security. Accordingly, this security was not considered other than temporarily impaired at June 30, 2010.
          Although the Company did not sell any securities during the three and six months ended June 30, 2010 and 2009, the Company did recognize a realized gain of $326,000 related to the conversion of a bond for two new bonds of the same issuer during the first six months of 2010.
          The estimated fair value of fixed-income securities classified as available-for-sale and the carrying value and estimated fair value of fixed-income securities classified as held-to-maturity at June 30, 2010, by contractual maturity, were:

Estimated
Fair Value
(In thousands)
Available-for-sale
Less than one year	$6,638
One to five years	172,188
Five to ten years	15,481
More than ten years	68,696
Mortgage-backed securities	80

Total available-for-sale	$263,083

	Carrying	Estimated
	Value	Fair Value
	(In thousands)
Held-to-maturity
Less than one year	$12,681	$12,935
One to five years	66,977	70,267
Five to ten years	150,976	160,517
More than ten years	34,288	35,554
Mortgage-backed securities	63,806	65,186

Total held-to-maturity	$328,728	$344,459

5. Fair Values
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
          The Company currently has two private placement fixed-income securities that currently have Level 3 fair value classifications. One of these securities is valued by a non-preferred pricing vendor using a pricing model as discussed above. However, due to a lack of comparable values from other pricing vendors with which to validate the fair value of this security, we have elected to classify the fair value of this security as a Level 3. The other security with a Level 3 fair value is valued based on the present values of cash flows and contemplates interest rate, principal repayment and other assumptions made by the Company. The resulting fair value of the security approximates its par value. There were no significant changes in the assumptions used to value Level 3 fair value securities during the six months ended June 30, 2010 or 2009.

          Available-for-sale equity securities - are recorded at fair value on a recurring basis. Our available-for-sale equity security portfolio consists of publicly traded common stocks. As such quoted market prices in active markets are available for these investments, and they are therefore included in the amounts disclosed in Level 1.
          Our financial assets with changes in fair value measured on a recurring basis at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale investments:
Fixed-income securities	$263,083	$—	$256,960	$6,123
Equity securities (1)	21,774	21,774	—	—

Total	$284,857	$21,774	$256,960	$6,123

	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale investments:
Fixed-income securities	$205,073	$—	$198,947	$6,126
Equity securities (1)	17,984	17,984	—	—

Total	$223,057	$17,984	$198,947	$6,126

(1)	Included in other investments on the accompanying Condensed Consolidated Balance Sheets.
          With the exception of a liability for contract termination costs, related to sub-leased real estate in Chicago, Illinois (the “sub-lease liability”), the Company had no financial liabilities that it measured at fair value at June 30, 2010 or December 31, 2009. The fair value of the sub-lease liability is the present value of the estimated future cash flows associated with the original lease expense, offset by sub-lease rental income for the sub-leased space. The discount rate used in the present value calculation is six-percent (6%). This liability is included in ‘Other Liabilities’ in in the Unaudited Condensed Consolidated Balance Sheets. Changes in the estimated fair value, as a result of changes in estimated net cash flows, are reported in ‘other expenses’ in the Unaudited Condensed Consolidated Statement of Income.
          The changes in the balances of Level 3 financial assets for the three- and six-month periods ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Available-for-sale fixed-income securities
Beginning balance	$6,123	$6,206	$6,126	$6,219
Principal paydowns	—	(53)	(3)	(69)
Net unrealized appreciation included in other comprehensive income	—	(8)	—	(5)

Ending balance	$6,123	$6,145	$6,123	$6,145

Investment Measured at Fair Value on a Nonrecurring Basis
          Held-to-maturity fixed-income securities - are recorded at amortized cost. However, the fair value of held-to-maturity securities is measured periodically, following the processes and procedures described above for available-for-sale fixed-income securities, for purposes of evaluating whether any securities are other-than-temporarily impaired, as well as for purposes of disclosing the unrecognized holding gains and losses associated with the held-to-maturity investment security portfolio. Any other-than-temporarily impaired securities would be reported at the fair value used to measure the impairment in a table of nonrecurring assets and liabilities measured at fair value. At June 30, 2010 and December 31, 2009 the Company did not have any held-to-maturity fixed-income securities that were considered to be other-than-temporarily impaired. Accordingly, there are no disclosures concerning assets and liabilities measured at fair value on a nonrecurring basis.
Other Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
          Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include such long-lived assets as property and equipment, internally developed software and investment real estate. The Company’s non-financial liabilities measured at fair value subsequent to initial recognition are limited to those liabilities associated with certain exit costs initiated in previous periods. Due to the nature of these assets and liabilities, inputs used to develop the fair value measurements will generally be based on unobservable inputs, and therefore most of these assets and liabilities would be classified as Level 3. However, recent purchase and/or sales activity with regard to real estate investments adjoining the property owned by the Company may qualify such investments for Level 2 classification. At June 30, 2010 none of the aforementioned non-financial assets and non-financial liabilities were included in the unaudited Condensed Consolidated Financial Statements at fair value in accordance with the fair value redetermination guidance applicable to such assets and liabilities. Therefore, there are no disclosures concerning non-financial assets and liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
          The Company’s investment securities, limited partnership interests, cash and cash equivalents, premiums receivable, reinsurance recoverable on paid losses, and long-term debt are considered to be financial instruments. With the exception of fixed-income securities classified as held-to-maturity, and certain limited partnership interests, the carrying values, i.e., the amounts they are reported at in the financial statements, of all financial instruments in the unaudited Condensed Consolidated Balance Sheets approximated their fair values at June 30, 2010 and December 31, 2009. The fair value of fixed-income held-to-maturity securities as of both dates is disclosed in Note 4. The carrying amount and fair value of our limited partnership interests are shown in the table below.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Stilwell Associates, L.P.	$15,000	$15,656	$15,000	$15,000
Stilwell Value Partners I, L.P.	7,500	7,375	7,500	7,500
Stilwell Value Partners VI, L.P.	7,500	7,129	7,500	7,500

(1)	Limited Partnerships are included in the ‘Other Investments’ line of the accompanying balance sheet.
6. Unpaid Losses and Loss Adjustment Expenses
          Activity in the liability for unpaid loss and loss adjustment expenses for the six months ended June 30, 2010 and the year ended December 31, 2009 was as follows:

	Six Months
	Ended	Year Ended
	June 30, 2010	December 31, 2009
	(in thousands)
Beginning balance, gross	$608,807	$644,396
Less, reinsurance recoverables	(62,315)	(81,546)

Net reserves, beginning balance	546,492	562,850

Incurred related to
Current year	44,841	94,121
Prior years	(16,397)	(36,559)

	28,444	57,562

Paid related to
Current year	(1,274)	(3,733)
Prior years	(36,971)	(70,187)

	(38,245)	(73,920)

Net reserves, ending balance	536,691	546,492
Plus, reinsurance recoverables	59,386	62,315

Ending balance, gross	$596,077	$608,807

Development, annualized, as a % of beginning net reserves	-6.0%	-6.5%

          Favorable development on prior years’ loss reserves was experienced during both the six months ended June 30, 2010 and the year ended December 31, 2009, as shown in the table above. Favorable development on prior years’ loss reserves during a given period represents changes in the estimate of the ultimate net liability for unpaid losses and loss adjustment expenses as of the preceding year end. Such changes in estimates, when they occur, are included in current period earnings.
          The favorable development experienced during the six months ended June 30, 2010 and the year ended December 31, 2009 was the result of continued better than expected trends in paid claim severity. The Company’s actuarial estimates of loss reserves include projections of higher severity in contemplation of medical loss cost inflation, higher reinsurance retention levels in recent years and a general change in the composition of the outstanding claim inventory. While the severity of paid claims, i.e., the average payment per claim closed with a payment, has increased, such increases have been less than anticipated in the actuarial projections of ultimate losses. In addition, the historically low levels of reported claims in recent years would typically be indicative that those claims still being reported are of a more meritorious nature. Accordingly, the actuarial projection of ultimate losses includes an assumption that the percentage of claims closed in future periods with a payment should be increasing. However, the trend of increasing paid claim frequency has not materialized to the extent anticipated. As a result the actuarial projection of ultimate losses pertaining to prior accident years has decreased, resulting in positive prior year development during the six months ended June 30, 2010, and the year ended December 31, 2009.
          The Company believes that the estimate of the ultimate liability for unpaid losses and loss adjustment expenses at June 30, 2010 is reasonable and reflects the anticipated ultimate loss experience. However, it is possible that the Company’s actual incurred loss and loss adjustment expenses will not conform to the assumptions inherent in the estimation of the liability. Accordingly, it is reasonably possible that the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying unaudited Condensed Consolidated Balance Sheets. However, the favorable development recorded during the six months ended June 30, 2010 is not necessarily indicative of the results to be expected for the year ended December 31, 2010.
7. Subsequent Events
          On July 7, 2010, The Doctors Company, a California-domiciled reciprocal inter-insurance exchange (“TDC”), and Red Hawk Acquisition Corp., a Michigan corporation and wholly owned subsidiary of TDC (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into the Company and each share of common stock of the Company issued and outstanding immediately prior to the closing will be converted into the right to receive $41.50 in cash. The total consideration to be paid for outstanding shares will be approximately $386.0 million. The closing of the merger is subject to customary conditions, including, among others, (i) the approval of the merger by the holders of a majority in voting power of the outstanding common stock of the Company; (ii) the approval of the merger by the State of Michigan Office of Financial and Insurance Regulation; (iii) the receipt of antitrust approvals, or the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) the absence of any order or injunction prohibiting the consummation of the transaction.

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
          We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in this report and our other reports filed with the Securities and Exchange Commission, including those listed in our most recent Annual Report on Form 10-K under “Item 1A — Risk Factors,” and the following:
•	Increased competition could adversely affect our ability to sell our products at premium rates we deem adequate, which may result in a decrease in premium volume.

•	Our reserves for unpaid losses and loss adjustment expenses are based on estimates that may prove to be inadequate to cover our losses.

•	Market illiquidity and volatility associated with the current financial crisis makes the fair values of our investments increasingly difficult to estimate, and may have other unforeseen consequences that we are currently unable to predict. An interruption or change in current marketing and agency relationships could reduce the amount of premium we are able to write.

•	If we are unable to obtain or collect on ceded reinsurance, our results of operations and financial condition may be adversely affected.

•	We cannot make any assurances that the proposed merger, which is subject to a number of conditions, will be consummated.

•	Failure to complete the TDC merger would result in the incurrence of costs, the amounts of which could adversely impact our future business and financial results.

•	Our common stock price and business prospects may be adversely affected if the merger is not completed.

•	Our geographic concentration in certain Midwestern states and New Mexico ties our performance to the business, economic, regulatory and legislative conditions in those states.

•	A downgrade in the A.M. Best Company rating of our primary insurance subsidiary could reduce the amount of business we are able to write.

•	Changes in interest rates could adversely impact our results of operation, cash flows and financial condition.

•	The unpredictability of court decisions could have a material impact on our operations.

•	Our business could be adversely affected by the loss of one or more key employees.

•	The insurance industry is subject to regulatory oversight that may impact the manner in which we operate our business, our ability to obtain future premium rate increases, the type and amount of our investments, the levels of capital and surplus deemed adequate to protect policyholder interests, or the ability of our insurance subsidiaries to pay dividends to the holding company.

•	Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and fund future cash dividends and share repurchases.

•	Legislative or judicial changes in the tort system may have adverse or unintended consequences that could materially and adversely affect our results of operations and financial condition.

•	Applicable law and various provisions in our articles and bylaws may prevent and discourage unsolicited attempts to acquire APCapital that you may believe are in your best interests or that might result in a substantial profit to our shareholders.
          Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of APCapital
          APCapital is an insurance holding company whose financial performance is heavily dependent upon the results of operations of our primary insurance subsidiar, American Physicians Assurance Corporation, or American Physicians. American Physicians and our other insurance subsidiary, APSpecialty Insurance Corporation, or APSpecialty, are property and casualty insurers that currently exclusively write medical professional liability insurance for physicians and other healthcare professionals, principally in the Midwest and New Mexico. As a property and casualty insurer, our profitability is primarily driven by our underwriting results, which are measured by subtracting incurred loss and loss adjustment expenses and underwriting expenses from net premiums earned. While our underwriting gain (loss) is a key performance indicator of our operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss, yet earn a profit overall, because of the availability of investment income to offset the underwriting loss.
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
Pending Transaction
          On July 7, 2010, the Company, The Doctors Company, a California-domiciled reciprocal inter-insurance exchange (“TDC”), and Red Hawk Acquisition Corp., a Michigan corporation and wholly owned subsidiary of TDC (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub will merge with and into the Company and each share of common stock of the Company issued and outstanding immediately prior to the closing will be converted into the right to receive $41.50 in cash. As discussed more fully in “Part II, Item 1A. Risk Factors — The Doctors Company Acquisition” of this Quarterly Report on Form 10-Q, the merger is expected to close in the fourth quarter of 2010 and is subject to customary closing conditions, including the receipt of regulatory approvals and approval by a majority of APCapital’s shareholders. It is possible these approvals will not be received or that the closing does not occur for some other reason.

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
Non-GAAP Financial Measures
     Accident Year Loss Ratio: In addition to the loss ratio, which uses calendar year incurred losses as described above, we also use an accident year loss ratio, which is a non-GAAP financial measure, to evaluate our loss experience. The accident year loss ratio uses only those loss and loss adjustment expenses incurred that relate to the current accident year, and therefore excludes the effect of development on prior year loss reserves. We believe the accident year loss ratio is useful in evaluating our current underwriting performance, as it focuses on the relationship between premiums earned in the current year and losses incurred related to the exposure represented by the premiums earned in the current year related to those policies. As with the calendar year loss ratio, a lower accident year loss ratio indicates that the premiums currently being earned will result in a greater profit, all other factors being equal. Accident year loss ratios are reconciled to calendar loss ratios in the first two tables under “—Results of Operations — Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009.”

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

Results of Operations ? Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009
          The following tables show our underwriting results, as well as other revenue and expense items included in our unaudited Condensed Consolidated Statements of Income, for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Change
	2010	2009	Dollar	Percentage(2)
		(dollars in thousands)
Direct premiums written	$24,001	$24,245	$(244)	-1.0%

Net premiums written	$25,095	$23,389	$1,706	7.3%

Net premiums earned	$29,388	$28,382	$1,006	3.5%
Losses and loss adjustment expenses
Current year losses	22,928	23,200	(272)	1.2%
Prior year losses	(8,276)	(10,087)	1,811	-18.0%

Total	14,652	13,113	1,539	-11.7%
Underwriting expenses	7,042	7,319	(277)	3.8%

Total underwriting gain	7,694	7,950	(256)	-3.2%
Other revenue (expense) items
Investment income	6,298	8,028	(1,730)	-21.5%
Net realized gain	—	—	—	0.0%
Other income	282	212	70	33.0%
Other expenses (1)	(1,704)	(846)	(858)	-101.4%

Total other revenue and expense items	4,876	7,394	(2,518)	-34.1%

Income before federal income taxes	12,570	15,344	(2,774)	-18.1%
Federal income tax expense	3,138	4,354	(1,216)	27.9%

Net income	$9,432	$10,990	$(1,558)	-14.2%

Loss Ratio:
Accident year	78.0%	81.7%		-3.7%
Prior years	-28.1%	-35.5%		7.4%

Calendar year	49.9%	46.2%		3.7%
Underwriting expense ratio	24.0%	25.8%		-1.8%
Combined ratio	73.9%	72.0%		1.9%
Pre-tax investment yield	3.3%	4.0%		-0.7%
Return on beginning equity (annualized)	15.9%	17.3%		-1.4%

(1)	Other expenses includes investment expenses, interest expense, general and administrative expenses and other expenses as reported in the unaudited Condensed Consolidated Statements of Income included elsewhere in this report.

(2)	The percentage change represents the items’ change relative to its impact on net income. A positive percentage change indicates a change in that line item representing an increase to net income, while a negative percentage change represents a decrease to net income.

	Six Months Ended
	June 30,		Change
	2010	2009	Dollar	Percentage
	(dollars in thousands)
Direct premiums written	$51,297	$54,367	$(3,070)	-5.6%

Net premiums written	$51,130	$52,109	$(979)	-1.9%

Net premiums earned	$56,083	$57,688	$(1,605)	-2.8%
Losses and loss adjustment expenses
Current year losses	44,841	47,036	(2,195)	-4.7%
Prior year losses	(16,397)	(18,311)	1,914	-10.5%

Total	28,444	28,725	(281)	-1.0%
Underwriting expenses	13,669	14,451	(782)	-5.4%

Total underwriting gain	13,970	14,512	(542)	-3.7%
Other revenue (expense) items
Investment income	12,664	16,218	(3,554)	-21.9%
Net realized losses	326	—	326	0.0%
Other income	531	435	96	22.1%
Other expenses (1)	(2,542)	(1,818)	(724)	39.8%

Total other revenue and expense items	10,979	14,835	(3,856)	-26.0%

Income before federal income taxes	24,949	29,347	(4,398)	-15.0%
Federal income tax expense	6,566	8,270	(1,704)	-20.6%

Net income	$18,383	$21,077	$(2,694)	-12.8%

Loss Ratio:
Accident year	80.0%	81.5%		-1.5%
Prior years	-29.3%	-31.7%		2.4%

Calendar year	50.7%	49.8%		0.9%
Underwriting expense ratio	24.4%	25.1%		-0.7%
Combined ratio	75.1%	74.9%		0.2%
Pre-tax investment yield	3.2%	4.0%		-0.7%
Return on beginning equity (annualized)	15.5%	16.6%		-1.1%

Overview
          The decreases in net income of $1.6 million and $2.7 million for the three and six months ended June 30, 2010, respectively, when compared to the same periods of last year were primarily attributable to the decrease in investment income as both short and long-term interest rates are at near historic lows. Net income in the second quarter of 2010 was also adversely affected by additional general and administrative (“G&A”) expenses of $874,000 incurred as we explored the possible sale of the Company. The result of the sale exploration activities discussed above is the pending acquisition of APCapital by TDC for $41.50 per outstanding share of APCapital common stock, or a total of approximately $386 million. The decreases in pre-tax income resulting from the decreases in investment income and the higher G&A expenses were partially offset by decreases in federal income tax expense.
Premiums Written and Earned
          The following table shows our direct premiums written (“DPW”) by major geographical market, as well as the relationship between direct and net premiums written (“NPW”), for the quarter and year-to-date periods ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2010	2009	Dollar	Percentage	2010	2009	Dollar	Percentage
	(dollars in thousands)				(dollars in thousands)
Direct premiums written
Michigan	$8,599	$8,883	$(284)	-3.2%	$16,367	$17,552	$(1,185)	-6.8%
Illinois	7,722	6,988	734	10.5%	15,821	15,335	486	3.2%
Ohio	3,393	4,077	(684)	-16.8%	8,199	9,950	(1,751)	-17.6%
New Mexico	3,234	3,378	(144)	-4.3%	7,585	8,187	(602)	-7.4%
Other	1,053	919	134	14.6%	3,325	3,343	(18)	-0.5%

Total	$24,001	$24,245	$(244)	-1.0%	$51,297	$54,367	$(3,070)	-5.6%

Net premiums written	$25,095	$23,389	$1,706	7.3%	$51,130	$52,109	$(979)	-1.9%

Ratio of net premiums written to direct	104.6%	96.5%		8.1%	99.7%	95.8%		3.9%

          The medical professional liability insurance market continues to be competitive. This competition, along with favorable claim trends, continues to place downward pressure on premium rates, which is the primary cause for the decreases in DPW. Despite the competition in many of our core markets, we retained 88.2% of our insureds whose policies were up for renewal during the first six months of 2010, and we have had moderate success in the first half of 2010 in attracting new business, particularly in Illinois, where DPW during the three- and six-month periods ended June 30, 2010 increased compared to the same periods a year ago.
          We anticipate that DPW will continue to decline as the medical professional liability insurance pricing environment is expected to remain highly competitive in the near future, and additional premium rate decreases are likely.
          The favorable development on prior years’ loss reserves that we have experienced in recent years has resulted in more favorable experience under the reinsurance treaties pertaining to the affected accident years. Treaties for years 2006 and subsequent have a profit sharing component, which while affected by the experience under the treaties, are not as sensitive to changes in experience on our 2005 and prior treaties, which are truly ‘experience rated.’
          During the second quarter of 2010, we received the benefit of an adjustment to premiums ceded in prior years related to our experience rated reinsurance treaties, which as shown in the table below, increased our NPW for the three- and six-month periods ended June 30, 2010, compared to the same periods in the prior year. As the ceded premium written (“CPW”) adjustments pertained to prior treaty years, the adjustments were entirely ‘earned’, resulting in the same amount of increase to net premiums earned, as was the impact to NPW.
          Absent this CPW adjustment, the ratio of NPW to DPW for both the second quarter and year-to-date periods would have remained consistent year over year. As the 2010 treaty terms are relatively consistent with 2009, the ratio was expected to remain relatively constant.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(dollars in thousands)
Net premiums written	$25,095	$23,389	$51,130	$52,109
Addback:
Experience rated reinsurance adjustments	(1,980)		(1,980)

Net premiums written — comparative basis	$23,115	$23,389	$49,150	$52,109

Direct premiums written	$24,001	$24,245	$51,297	$54,367

Ratio of net premiums written to direct	96.3%	96.5%	95.8%	95.8%
Loss and Loss Adjustment Expenses
     Net incurred loss and loss adjustment expenses, which we refer to collectively as losses, increased during the second quarter of 2010, but decreased for the year-to-date period ended June 30, 2010, compared to the same periods a year ago. Accident year losses decreased in both the second quarter and year-to-date periods due to the impact of the adjustment on experience rated reinsurance treaties recorded in the second quarter 2010, as discussed above, which increased net premiums earned (“NPE”). Absent the effect of the adjustment, the accident year loss ratios for the second quarter and year-to-date periods actually increased year over year as shown in the table below. The increases in the accident year loss ratios were expected due to the declining premium bases, which were primarily the result of premium rate decreases, as described above.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(dollars in thousands)
Current accident year losses	$22,928	$23,200	$44,841	$47,036

Net premiums earned (“NPE”), as reported	$29,388	$28,382	$56,083	$57,688
Adjustment to NPE due to experience rated reinsurance adjustments	(1,980)	—	(1,980)	—

Adjusted NPE	$27,408	$28,382	$54,103	$57,688

Accident year loss ratio, as reported	78.0%	81.7%	80.0%	81.5%
Accident year loss ratio, adjusted	83.7%	81.7%	82.9%	81.5%
          We continued to experience favorable development on prior years’ loss reserves in 2010. However, the amount of favorable development for the three and six months ended June 30, 2010 decreased by $1.8 million and $1.9 million, respectively, compared to the same periods a year ago. While the majority of the favorable development on prior accident years’ loss reserves is generated from our medical professional liability (“MPL”) line of business, $8.7 million and $17.2 million for the three and six months ended June 30, 2010, respectively, our run-off lines of business also contribute to the overall development on prior years’ loss reserves.
          We continued to experience unfavorable development on workers’ compensation (“WC”) loss reserves during 2010, $954,000 and $1.3 million for the quarter and year-to-date periods, respectively. The 2010 WC unfavorable development is primarily due to higher than anticipated losses on the medical services portion of claims in Minnesota on our oldest accident years, 1994 — 1996. These higher than anticipated paid losses and increased case reserves have caused us to increase our projections of ultimate losses on these accident years.
          Historically, the personal and commercial (“P&C”) line of business has had very little prior year development, favorable or unfavorable. Our four P&C open claims have generated only $15,000 in net loss payments in the last three years as they are virtually 100% reinsured. This combined with the fact that we have not written any P&C business in the last 10 years, and therefore do not anticipate that any new claims will be reported, led to the elimination of our remaining P&C incurred but not reported loss reserves in the second quarter of 2010, which generated $530,000 of favorable development during both the second quarter and year-to-date periods of 2010.
          On the MPL line of business, we are beginning to see some of the increases in projected paid severity that our reserve estimates have assumed due to loss cost inflation, higher reinsurance retention and the decreases in the number of claims reported over the last several years. However, lower than anticipated paid indemnity frequency partially offsett the increases in paid severity. As the number of MPL reported claims has decreased in recent years, our reserve estimates contemplated that more of the claims reported would be of a meritorious nature, and a higher percentage of claims closed would have indemnity payments. Our assumption regarding the increase in the percentage of claims closed with an indemnity payment has not materialized to the extent we anticipated. However, we are seeing increases in average case reserves that indicate that our assumption regarding the increased paid indemnity frequency may occur in the future.
          Our current loss reserve estimate represents our best estimate of the ultimate cost to settle our claims obligations as of June 30, 2010. If actual loss trends continue to develop more favorably than our prior estimates, we likely will experience additional favorable development in future periods. Conversely, if the trends we have assumed for purposes of estimating our loss reserve occur, favorable loss development will decrease. Historical favorable prior year development is not indicative of future operating results, as the amount, if any, and timing of future favorable development is contingent upon the continued emergence of the claim trends we have noted n recent years, as well as many other internal and external factors, including those discussed in our most recent Annual Report on Form 10-K.
Underwriting Expenses
          Underwriting expenses and our underwriting expense ratios for the quarter and year-to-date periods ended June 30, 2010 decreased compared to the same periods a year ago. The decreases in underwriting expenses were primarily attributable to the declines in our premium volume and the corresponding declines in those expenses that relate to premium generation. The decreases in the underwriting expense ratio were primarily attributable to our increase in NPE as a result of the aforementioned adjustment related to experience rated reinsurance treaties. Without the experience rated reinsurance premium adjustment, the underwriting expense ratios for the quarter and year-to-date periods ended June 30, 2010 were relatively consistent with the ratios in the same periods last year.
Investment Income
          Investment income was down for the second quarter and year-to-date periods of 2010 compared to the same period a year ago. The decreases in investment income were primarily attributable to the disposition of higher yielding long-term U.S. Government, corporate bonds and mortgage backed securities. During 2009, $117.1 million of our long-term bonds, having a weighted average annual yield of 5.76%, matured, were called or were paid down. In addition, in the fourth quarter of 2009, we sold $29.2 million of long-term corporate bonds with a weighted average annual yield of 6.72%. A portion of the proceeds from long-term bond maturities, calls and sales in 2009 were reinvested in limited partnerships, which focus more on long-term capital appreciation rather than the production of investment income. We continue to hold a significant cash position, which has yielded approximately 0.1% for much of the last 18 months, as we believe that long-term yields will increase as financial markets begin to stabilize in 2010.
Net Realized Losses
          Although we did not sell any securities during the first six months of 2010, we did experience a modest realized gain on a bond that was converted to new bonds of the same issuer. We had no net realized gains or losses on investments during the first six months of 2009.
Other Expenses
          The increases in other expenses were the result of incurring $874,000 of costs as we explored the possibility of selling the Company and other strategic alternatives in the second quarter of 2010. These expenses were partially offset by decreases in the interest expense on our long-term debt. The average interest rate on the debt is 4.14% plus the three-month London Interbank Offered Rate

(LIBOR). The rate is reset quarterly in approximately the middle of February, May, August and November. The weighted average interest rate for the first half of 2010 was 4.34%, compared with 5.41% during the first six months of 2009.
Income Taxes
          The effective tax rates for the quarter and year-to-date periods ended June 30, 2010 were 25.0% and 26.3%, respectively, down from 28.4% and 28.2% for the same periods of 2009. The decreases in the effective tax rates were attributable to increased tax-exempt interest income combined with a lower pre-tax income denominator.
Liquidity and Capital Resources
          The primary sources of our liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets and principal receipts from our mortgage-backed securities. The primary uses of cash, on both a short- and long-term basis, are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, interest payments, taxes, and the future repayment of long-term debt. Historically, cash has also been used to pay quarterly cash dividends to APCapital’s shareholders and to repurchase shares of APCapital’s outstanding common stock.
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
Parent Company
          APCapital’s only material assets are cash and the capital stock of American Physicians and its other subsidiaries. APCapital’s cash flow consists primarily of dividends and other permissible payments from its subsidiaries and investment earnings on funds held. The payment of dividends to APCapital by its insurance subsidiaries is subject to certain limitations imposed by applicable law. These limitations are described more fully in Note 19 of the Notes to Consolidated Financial Statements included in our most recent Annual Report on Form 10-K. In March 2010, American Physicians obtained permission from the State of Michigan Office of Financial and Insurance Regulation to pay “extraordinary” dividends of $10 million to APCapital. The $10 million dividend, which was paid in March 2010, was deemed extraordinary as a result of the timing, and not the amount. American Physicians paid APCapital another $10 million dividend in June 2010. However, due to the timing and amount of previous dividends, this $10 million dividend was deemed to be ordinary and did not require prior regulatory approval. Given the pending sale of the Company to TDC, the suspension of the quarterly cash dividend to shareholders and the share repurchase program, and APCapital’s current cash levels, no additional dividends from American Physicians to APCapital are planned at this time.

          We paid a quarterly cash dividend of $0.09 per common share at the end of each of the first two quarters of 2010. The total amount of shareholder dividends paid in 2010 through June 30 was $1.7 million.
          We continued to repurchase shares of our outstanding common stock during the first half of 2010. A total of 647,100 shares were repurchased during 2010 at a cost of $19.6 million, or $30.32 per share. Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Report on Form 10-Q, contains additional details of our share repurchase programs. As previously disclosed, we have suspended our cash dividends and share repurchases as required by the Agreement and Plan of Merger with TDC.
          APCapital has $25.9 million of outstanding long-term debt. The debt matures in 2033, but is callable, in whole or in part, by us at any time subject to certain notification requirements. The debt’s rate of interest is 4.14% plus the three-month LIBOR rate. Any repayment of this outstanding long-term debt prior to the closing of the merger, in accordance with the Agreement and Plan of Merger with TDC, would have to be approved by TDC.
Consolidated
          While our net cash flows from operations have been decreasing over the last several years, $28.9 million, $41.4 million and $46.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily as a result of decreases in premium receipts and investment income collected, quarterly comparisons of net operating cash flows are frequently distorted. This is especially true for a company such as ours where the payment of claims is the primary cash outflow. Medical professional liability claims are high dollar and low volume. Accordingly, a change in the number of claims paid of even a dozen or less can result in a change in cash flows of several million dollars. As a result, judgment and caution should be employed when using any quarterly cash flow information to project or extrapolate future cash flows.
          The $14.5 million decrease in our net cash flow from operations during the six months ended June 30, 2010, to $2.7 million from $17.2 million in the during the first half of 2009 is not necessarily indicative of expected cash flows for future periods. This decrease was primarily the result of an $8.9 million increase in net loss and loss adjustment expense payments as well as decreases in premium receipts and investment income collected of $5.9 million and $4.3 million, respectively. In addition, the net cash flows from operations for the six months ended June 30, 2009 included the receipt of cash from reinsurers of $3.7 million related to the commutation of our 2005 reinsurance treaty, effective December 31, 2008.
          At June 30, 2010, our subsidiaries had $119.9 million of cash and cash equivalents on hand to meet short-term cash flow needs. In addition, we had $263.1 million of available-for-sale fixed-income securities that could be sold to generate cash. Our held-to-maturity fixed-income security portfolio includes $12.7 million, $67.0 million, $151.0 million and $34.3 million of securities that mature in the next year, one to five years, five to 10 years, and more than 10 years, respectively. We also have $63.8 million of mortgage-backed securities classified as held-to-maturity that provide periodic principal repayments.

Financial Condition
          In evaluating our financial condition, three factors are the most critical: first, the availability of adequate statutory capital and surplus to satisfy state regulators and to support our A.M. Best rating, which currently stands at A- (Excellent); second, the adequacy of our reserves for unpaid loss and loss adjustment expenses; and third, the quality of assets in our investment portfolio.
Statutory Capital and Surplus
          Our statutory capital and surplus (collectively referred to herein as “surplus”) at June 30, 2010 was $210.5 million, which results in a NPW to surplus ratio of 0.52:1 based on $108.7 million of NPW during the 12 months ended June 30, 2010. In general, we believe that A.M. Best and state insurance regulators prefer to see a NPW to surplus ratio for long-tailed casualty insurance companies, such as ours, of 1:1 or lower. Based on the NPW to surplus ratio, and other financial measures used by state insurance regulators and A.M. Best, we believe that the surplus of our insurance subsidiaries at June 30, 2010 is more than adequate.
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
          The table below shows net case reserves, open claim counts, average net case reserves per open claim, net IBNR and net total reserves for our medical professional liability line of business as of June 30, 2010 and December 31, 2009. Net reserves include direct and assumed reserves, commonly referred to as ‘gross’ reserves and are reported as unpaid loss and loss adjustment expenses in the accompanying unaudited Condensed Consolidated Balance Sheets, reduced by the amount of ceded reserves. Ceded reserves are a component of reinsurance recoverables as reported in the balance sheets.

	June 30,	December 31,
	2010	2009	Change	% Change
	(In thousands, except claim and per claim data)
Net case reserves	$262,087	$236,244	$25,843	10.9%
Number of open claims	1,416	1,290	126	9.8%
Average net case reserve per open claim	$185,090	$183,135	$1,955	1.1%
Net IBNR reserves	$250,434	$285,373	$(34,939)	-12.2%
Total net reserves	$512,521	$521,617	$(9,096)	-1.7%
          The increase in open claims is not unexpected given recent reported and claim closure trends. The decreases in reported claim counts noted in recent years simply could not continue, and as expected have now leveled-off. Likewise, the rate of claim closure, as measured by the number of claims in our open inventory that are closed during a period, has also slowed. The decrease in the claim closure rate is the result of having now ‘cleaned’ out of the open inventory the majority of claims that had no merit or that could easily be settled, leaving in the open inventory the more meritorious claims that are more difficult to settle and/or will likely settle for amounts in excess of those noted in recent years. As a result of the anticipated increase in the severity of our remaining open claims, our average net case reserve per open claim continued to increase during the first half of 2010. However, we continue to see less than expected paid severity on claims closed and less than expected frequency of claims closed with indemnity payments, which typically drive the large dollar claim losses. As a result of the less than expected paid severity and frequency trends, our actuarial projections of ultimate losses indicated a reduction in IBNR reserves.
          Our run-off workers’ compensation net reserves at June 30, 2010 were $24.2 million compared with $24.3 million at December 31, 2009. Although we experienced a slight decrease in our workers’ compensation net total reserves, i.e., case plus IBNR reserves, our average net total reserve per open claim increased to $123,100 at June 30, 2010, compared to $108,800 at December 31, 2009. The increase in the average net total reserve is primarily the result of rising claim costs associated with ongoing medical expenses with a number of claims, especially in Minnesota on older accident years. Workers’ compensation, like medical professional liability, is a long-tailed line of business, and as a result, it will be several years until we settle all workers’ compensation claims. Open workers compensation claims decreased 13.1% to 152 at June 30, 2010, from 175 at December 31, 2009.
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

          Activity in the net liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2010 and year ended December 31, 2009 can be found in Note 6 of the Notes to unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Such information is incorporated herein by reference.
Investments
          Our fixed-income investment security portfolio consists principally of high quality corporate, government-sponsored agency, tax-exempt municipal and mortgage-backed securities. The following table shows the total fixed-income investment portfolio allocation of each of these different types of securities as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value (1)	Portfolio	Value (1)	Portfolio
Tax-exempt municipal securities	$458,872	77.5%	$385,111	67.1%
Corporate securities	69,053	11.7%	79,414	13.8%
Mortgage-backed securities	63,886	10.8%	109,399	19.1%

Total fixed-income securities	$591,811	100.0%	$573,924	100.0%

(1)	Carrying value for available-for-sale securities is fair value, whereas held-to-maturity securities are carried at amortized cost.
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

          The following table shows the distribution of our fixed-income security portfolio by Standard & Poor’s (“S&P”) credit quality rating at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
Rating	Value (1)	Total	Value (1)	Total
AAA	$235,140	39.7%	$250,783	43.7%
AA	278,212	47.0%	227,576	39.7%
A	54,474	9.2%	67,672	11.8%
BBB	11,417	1.9%	15,650	2.6%
BB	6,445	1.1%	6,117	1.1%

	585,688	99.0%	567,798	98.9%
Private Placement	6,123	1.0%	6,126	1.1%

Total	$591,811	100.0%	$573,924	100.0%

Average Rating	AA+		AA+

(1)	Carrying value is fair value for available-for-sale securities and amortized cost for held-to-maturity securities.
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
          Other investments increased $3.9 million during the six months ended June 30, 2010. This increase was primarily attributable to the purchase of additional stock in one of our equity investments of $2.1 million as well as an increase in the fair value of this equity investment of $1.2 million.
Other Significant Balance Sheet Items
          Assets, other than our cash and invested assets, at June 30, 2010 decreased approximately $4.6 million from December 31, 2009. The principal components of this decrease were premiums receivable of $3.1 million and deferred federal income taxes of $1.1 million. The premiums receivable decrease was the result of the decrease in DPW, while the decrease in deferred federal income taxes was the result of decreases in our deferred tax assets for loss and loss adjustment expense reserves, unearned premiums and unamortized goodwill.
          Total liabilities at June 30, 2010 decreased $12.6 million compared to December 31, 2009. The decrease was primarily due to the $12.7 million decrease in unpaid loss and loss adjustment expense reserves. The decrease in unpaid loss and loss adjustment reserves was mostly the result of downward revisions in the estimated reserves associated with prior accident years as discussed in “–Results of Operations.”
          Shareholders’ equity decreased $1.7 million to $235.3 million at June 30, 2010, from December 31, 2009. The decrease was the result of share repurchases and shareholder dividend payments, which totaled $21.3million during the six months ended June 30, 2010, in excess of net income for the period of $18.3 million and a $1.3 million, net of tax, increase in unrealized appreciation on investment securities. Shares outstanding at June 30, 2010 were 9,339,087, a decrease of 647,100 from December 31, 2009, as a result of share repurchases. Book value per share increased 6.1% to $25.20 at June 30, 2010, from $23.74 at December 31, 2009.
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
          At June 30, 2010, the majority of our investment portfolio was invested in fixed-income security investments, as well as cash and cash equivalents. The fixed-income securities consisted primarily of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk
          At June 30, 2010, 97.9% of our fixed-income portfolio, both available-for-sale and held-to-maturity, excluding approximately $6.1 million of private placement issues (which constitutes 1% of our fixed-income security portfolio), was considered investment grade. We consider fixed-income securities with a credit rating of BBB or higher to be investment grade. A table with the allocation of our fixed-income securities, by S&P credit quality rating, may be found in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition.” Non-investment grade securities are generally considered to be a greater credit risk.
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
          Furthermore, we periodically review our investment portfolio for any potential credit quality or collection issues and for any equity securities whose decline in fair value is deemed to be other than temporary. As a result of these reviews, we have determined that none of our fixed-income or strategic equity security investments were other than temporarily impaired at June 30, 2010.
          Held-to-maturity fixed-income securities are not carried at fair value on the balance sheet. As a result, changes in interest rates do not affect the carrying amount of these securities. However, 19.4%, or $63.9 million, of our held-to-maturity investment security portfolio consists of mortgage-backed securities. Mortgage-backed securities, unlike most other fixed-income securities, do not have a fixed maturity date as the individual underlying mortgages that comprise these securities may be prepaid without penalty. So, while the carrying value of these securities is not subject to fluctuations as a result of changes in interest rates, changes in interest rates could impact our cash flows as an increase in interest rates will slow principal payments, and a decrease in interest rates will typically accelerate principal payments. This variability in principal payments is known as prepayment risk.
Quantitative Information About Market Risk
Interest Rate Risk
          At June 30, 2010, our available-for-sale fixed-income security portfolio was valued at $263.1 million and had an average modified duration of 2.87 years, compared to a portfolio valued at $205.1 million with an average modified duration of 2.61 years at December 31, 2009. The following tables show the effects of a hypothetical change in interest rates on the fair value and duration of our available-for-sale fixed-income security portfolio at June 30, 2010 and December 31, 2009. We have assumed an immediate increase or decrease of 1% or 2% in interest rate for illustrative purposes. You should not consider this assumption, or the values shown in the table, to be a prediction of actual future results.

	June 30, 2010			December 31, 2009
	Portfolio	Change in	Modified	Portfolio	Change in	Modified
Change in Rates	Value	Value	Duration	Value	Value	Duration
	(dollars in thousands)			(dollars in thousands)
+2%	$249,036	$(14,047)	2.71	$195,468	$(9,605)	2.31
+1%	255,779	(7,304)	2.62	200,063	(5,010)	2.30
0	263,083		2.87	205,073		2.61
-1%	270,688	7,605	2.93	210,490	5,417	2.63
-2%	277,242	14,159	3.00	214,889	9,816	2.69
Equity Price Risk
          At June 30, 2010, the fair value of our available-for-sale equity securities was $21.8 million. These securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average “Beta” of this group of securities was 0.98 at June 30, 2010. Beta measures the price sensitivity of an equity security, or group of equity securities, to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10% the fair value of our equity securities would be expected to increase by 9.8% to $23.9 million based on the weighted average Beta. Conversely, a 10% decrease in the S&P 500 Index would result in an expected decrease of 9.8% in the fair value of our equity securities to $19.6 million. The selected hypothetical changes of plus or minus 10% assumed in this illustration are not intended to reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only. In addition, Beta is calculated using historical information and does not take into account current or future changes in a company’s financial condition, results of operations or liquidity that may have an impact, either positive or negative, on the company’s stock price.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
As a result of the proposed merger announced on July 8, 2010, the Company is modifying the risk factor from its Form 10-K entitled “Our business could be adversely affected by the loss of one or more key employees.” As set forth below. In addition, the Company is adding the three additional risk factors set forth below. Other than as set forth herein, there have been no material changes in risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Our business could be adversely affected by the loss of one or more key employees.
We are heavily dependent upon our senior management and the loss of the services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees or senior managers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. The announcement of the merger may have a negative impact on our ability to attract and retain key management and attract and maintain third-party relationships.
APCapital cannot make any assurances that the proposed merger will be consummated.
On July 7, 2010, APCapital, The Doctors Company, a California-domiciled reciprocal inter-insurance exchange we refer to as TDC, and Red Hawk Acquisition Corp., a wholly owned subsidiary of TDC, entered into a merger agreement pursuant to which Red Hawk will merge with and into APCapital and each share of common stock of APCapital issued and outstanding immediately prior to the closing will be converted into the right to receive $41.50 in cash, or approximately $386.0 million. The merger is subject to customary closing conditions, including, among others, (i) the approval of the merger by the holders of a majority in voting power of the outstanding common stock of the Company; (ii) the approval of the merger by the State of Michigan Office of Financial and Insurance Regulation; (iii) the receipt of antitrust approvals, or the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any order or injunction prohibiting the consummation of the transaction, and (v) the absence of a material adverse change in the Company. It is possible that factors outside of the Company’s control could require the parties to complete the proposed merger at a later time or not to complete it at all. There is no assurance that all of the various conditions to closing will be satisfied so that the merger closes.
Failure to complete the TDC merger would result in the incurrence of costs, the amounts of which could adversely impact APCapital’s future business and financial results.
If the proposed merger is not completed for any reason, APCapital will be subject to numerous expenses, including the following:

     • being required, under certain circumstances, to pay a termination fee of 3% of the aggregate merger consideration;
     • having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and
     • having had management focused on completing the proposed merger instead of on pursuing another business strategy, including acquisition or investment opportunities that could have been beneficial to the Company.
If the proposed merger is not completed, as a result of these and other factors, the Company’s business, financial results and financial condition could be adversely affected.
APCapital’s common stock price and business prospects may be adversely affected if the merger is not completed.
If the merger is not completed, the trading price of the common stock may decline, to the extent that the current market prices reflect a market assumption that the merger will be completed. In addition, the Company’s businesses and operations may be harmed to the extent that third parties, such as customers, brokers and agents, believe that the Company cannot effectively operate in the marketplace on a stand-alone basis, or there is management or employee uncertainty surrounding the future direction or strategy of the Company on a stand-alone basis. Management’s attention may be diverted from conducting the day to day business of the Company, and the Company may lose key employees and ongoing business and prospects, as well as relationships with customers and other third parties as a result of these uncertainties. The Company may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures. Any of these events could have a negative impact on the Company’s results of operations and financial condition and could adversely affect the price of its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the repurchases of common stock for the quarter ended June 30, 2010:

			Total Number
	Total		of Shares	Maximum Dollar
	Number of	Average	Repurchased as	Value of Shares that May Yet Be
	Shares	Price Paid	Part of Publicly	Repurchased Under the Plans or Programs
	Repurchased	per Share	Announced Plans	Discretionary Plan(a)	Rule 10b5-1 Plan (b)
For the month ended April 30, 2010	76,200	$32.67	76,200	$15,572,159	$12,742,045
For the month ended May 31, 2010	85,300	$31.66	85,300	$15,572,159	$10,041,612
For the month ended June 30, 2010	99,800	$31.04	99,800	$15,572,159	$6,944,273
For the three months ended June 30, 2010 (c)	261,300	$31.72	261,300	$15,572,159	$6,944,273

(a)	On February 7, 2008, the Board of Directors authorized the repurchase of additional common shares with a cost of up to $25 million at management’s discretion. The timing of the repurchases and the number of shares to be bought at any time depend on market conditions and the Company’s capital resources and requirements. The discretionary plan has no expiration date and may be terminated or discontinued at any time or from time to time.

(b)	On December 4 and 11, 2008, the Board authorized the repurchase of an additional $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2008, as well as the rollover of any unused authorization into 2009. On June 23, October 2 and December 3, 2009 the Board authorized the repurchase of an addtional $20 million, $10 million and $20 million of the Company’s common shares pursuant to the Rule 10b5-1 plan in 2009, as well as the rollover of any unused authorization into 2010.The Rule 10b5-1 plan share repurchases will continue to be made pursuant to a formula in the plan, and the plan will expire when all of the allocated dollars in the plan have been used. The Company may terminate the Rule 10b5-1 plan at any time.

(c)	In accordance with the terms of the Agreement and Plan of Merger between and among, The Doctors Company and APCapital, concurrent with the announcement of the purchase of the Company by TDC, on July 8, 2010, all share repurchase activities were terminated.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 11, 2010, at which the shareholders approved the ratification of BDO Seidman, LLP as the Company’s independent registered public accountants and elected two directors. All nominees were elected. The following tables set forth the results of the voting at the meeting.

	Number of Votes
Nominee	For	Against	Withheld
Stephen H. Haynes, M.D.	8,597,327		155,651
Mitchell A. Rinek, M.D.	8,597,309		155,669

	Number of Votes
	For	Against	Abstain
Proposal to ratify appointment of BDO Seidman, LLP as the Company’s independent registered public accountants	9,318,899	3,406	3,235
Item 6. Exhibits
Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 10, 2010

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

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and among American Physicians Capital, Inc., The Doctors Company and Red Hawk Acquisition Corp. dated as of July 7, 2010 (APCapital’s Current Report on form 8-K dated July 8, 2010)

2.2	Amendment No. 1, dated as of July 13, 2010, to Agreement and Plan of Merger by and among The Doctors Company, Red Hawk Acquisition Corp. and American Physicians Capital, Inc. (APCapital’s Current Report on Form 8-K dated July 14, 2010).

10.59	Form of Amendment No. 2 to Executive Employment Agreement dated February 23, 2005, by and between American Physicians Assurance Corporation and each of R. Kevin Clinton, Frank H. Freund and Annette E. Flood.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Fixed-Income Security Detail of American Physicians Capital, Inc. and Subsidiaries’ Investment Portfolio as of March 31, 2010.